Form 10-Q
period 2018-03-31
OAKTREE REAL ESTATE INCOME TRUST, INC.
filed 2018-06-14
CIK 1713407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 333-223022

Oaktree Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	82-2365593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 South Grand Avenue, 28th Floor

Los Angeles, CA 90071

(Address of principal executive offices) (Zip Code)

(213) 830-6300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of June 13, 2018 was 20,000, all of which were Class I shares.

WEBSITE DISCLOSURE

Investors and others should note that we expect to use our website to announce material information to investors and the marketplace. While not all of the information that we will post on our website will be of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that we will share on our website. Information contained on, or available through, our website is not incorporated by reference into this document.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oaktree Real Estate Income Trust, Inc.

Balance Sheets

	March 31, 2018 (Unaudited)	January 10, 2018
Assets
Cash and cash equivalents	$200,070	$200,000

Total Assets	$200,070	$200,000

Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$25,000	$—
Commitments and contingencies (Note 6)

Total Liabilities	25,000	—
Stockholders’ Equity
Common stock, $0.01 par value per share, 1,000,000 shares authorized; 20,000 shares issued and outstanding at January 10, 2018 and March 31, 2018, respectively	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(24,930)	—

Total Stockholders’ Equity	175,070	200,000

Total Liabilities and Stockholders’ Equity	$200,070	$200,000

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.

Statement of Operations (unaudited)

For the Period from January 10, 2018 through March 31, 2018
Revenues
Interest income	$70

Total revenues	70

Expenses
Professional fees	25,000

Total expenses	25,000

Net Loss	$(24,930)

Loss per share (basic and diluted):
Net loss per share	$(1.25)

Weighted average number of shares outstanding	20,000

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.

Statement of Cash Flows (unaudited)

For the Period from January 10, 2018 through March 31, 2018
Operating activities:
Net loss	$(24,930)
Adjustments to reconcile to cash provided by operating activities:
Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	25,000

Net cash provided by operating activities	70

Total increase in cash and cash-equivalents	70
Cash and cash-equivalents at beginning of period	200,000

Cash and cash-equivalents at end of period	$200,070

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization and Business Purpose

Oaktree Real Estate Income Trust, Inc. (the “Company”) was formed on July 27, 2017 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in well-located, high quality commercial real estate assets that generate strong current cash flow and could further appreciate in value through moderate leasing and repositioning strategies.    Moreover, to a lesser extent, the Company plans to invest in real estate-related investments, including private loans and traded real estate-related securities that will help maintain liquidity. The Company anticipates that its investments will be geographically diversified across the top 50 markets in the United States. The Company will be externally managed by Oaktree Fund Advisors, LLC (the “Adviser”), an affiliate of Oaktree Capital Management, L.P. On January 9, 2018, the Company was capitalized with a $200,000 investment by an affiliate of the Adviser.

As of March 31, 2018, the Company had not commenced its principal operations and had neither purchased nor contracted to purchase any investments. As of such date, the Adviser had not identified any real estate or real estate-related investments in which it is probable that the Company will invest.

2. Capitalization

As of March 31, 2018, the Company was authorized to issue up to 1,000,000 shares of common stock. On April 11, 2018, the Company amended and restated its charter to authorize the following classes of common stock:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	250,000,000	$0.01
Class I common stock	250,000,000	$0.01

	1,050,000,000

The Company has registered with the Securities and Exchange Commission an offering of up to $1,600,000,000 in shares in its primary offering and up to $400,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for shares of the Company’s common stock in its primary offering will be $10.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the period ending December 31, 2018, or any other future period.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of March 31, 2018 or January 10, 2018.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31 for the year in which the proceeds from escrow are released. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Organization and Offering Expenses

The Adviser has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which escrow is released. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 month period following the first anniversary of the date escrow is released.

As of March 31, 2018 and January 10, 2018, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $1.8 million and $1.5 million, respectively. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are not the Company’s liability until the date on which the escrow is released.

When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be reflected as a reduction of additional paid-in capital as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.

4. Related Party Transactions

The Company entered into an advisory agreement with the Adviser. Pursuant to the advisory agreement between the Company and the Adviser, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.00% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash or Class I shares. The Adviser has agreed to waive its management fee for the first six months following the date on which the initial proceeds the Offering are released from escrow.

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of March 31, 2018, the Company had not retained an affiliate of the Adviser for any such services.

The Adviser will hold a performance participation interest in the Company that entitles it to receive an allocation from the Company equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount (each term as defined in the advisory agreement) and a high water mark, with a catch-up. Such allocation will be made annually and accrue monthly.

The Company will be dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

5. Stockholder’s Equity

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Ohio, Oregon, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Ohio, Oregon, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

Share Repurchase Plan

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify, suspend or terminate the share repurchase plan.

6. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2018, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

7. Subsequent Events

On April 30, 2018, the Company’s Registration Statement on Form S-11 (File No. 333-223022), covering its public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act of 1933, as amended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Oaktree Real Estate Income Trust,” “Oaktree REIT,” the “Company,” “we,” “us,” or “our” refer to Oaktree Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical facts are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-223022), actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.

Overview

We are a Maryland corporation formed on July 27, 2017 to invest in commercial real estate assets. We are externally managed by Oaktree Fund Advisors, LLC (the “Adviser”), a subsidiary of Oaktree Capital Management, L.P. (together with its affiliates, “Oaktree”). As of March 31, 2018, we have neither engaged in any operations nor generated any revenues. Our entire activity since inception to March 31, 2018 was to prepare for our proposed fundraising through our initial public offering of our common stock.

We have registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $2.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock) (the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees.

We intend to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with our taxable year ending December 31 in the year in which proceeds from the Offering are released from escrow.

As of March 31, 2018, we had not entered into any arrangements to acquire any properties or real estate-related securities with the net proceeds from the Offering. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in the latest prospectus for the Offering (File No. 333-220322).

Results of Operations

As of March 31, 2018, we were in our organizational period and had not commenced our principal operations.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, stockholder servicing fees we will pay to the dealer manager, legal, audit and valuation expenses, federal and state securities filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the date on which we break escrow for the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following the first anniversary of the date on which we break escrow for the Offering. As of March 31, 2018, the Adviser and its affiliates had incurred approximately $1.8 million of organization and offering expenses on our behalf.

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with our taxable year ending December 31 of the year in which the escrow period concludes. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt.

We expect to enter into an uncommitted line of credit from an affiliate of Oaktree and may seek to obtain additional lines of credit to fund acquisitions, to repurchase shares pursuant to our share repurchase plan and for any other corporate purpose. While the board has approved the line of credit from an affiliate of Oaktree, no formal agreement had been signed as of March 31, 2018. We would expect that any line of credit would afford us borrowing availability to fund repurchases. As our assets increase, however, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund share repurchases. Moreover, actual borrowing availability may be reduced at any given time if we use borrowings under a line of credit to fund share repurchases or for other corporate purposes.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flows

On January 9, 2018, the Company was capitalized with a $200,000 investment by an affiliate of the Adviser. The only cash flows during the period have been the interest earned on the Company’s cash balance. As of March 31, 2018, we had not declared or paid any distributions.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with generally accepted accounting principles in the United States (“GAAP”). The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We intend to take advantage of the extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to subsequently elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Principles of Consolidation and Variable Interest Entities

We consolidate entities in which we retain a controlling financial interest or entities that meet the definition of a variable interest entity (“VIE”) for which we are deemed to be the primary beneficiary. In performing our analysis of whether we are the primary beneficiary, at initial investment and at each quarterly reporting period, we consider whether we individually have the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and also have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE, and whether we are the primary beneficiary, involves significant judgments, including the determination of which activities most significantly affect the entity’s performance, estimates about the current and future fair values and performance of assets held by the entity and/or general market conditions.

In certain circumstances, an entity may be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. The minimum equity at risk percentage can vary depending upon the industry or the type of operations of the entity and it will be up to us to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, we will be required to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that had not been previously consolidated or accounting for an investment on the equity method that had been previously consolidated, the effects of which could be material to our results of operations and financial condition.

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits – that is, (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. We consolidate all VIEs for which we are the primary beneficiary.

If a legal entity fails to meet any of the three characteristics of a VIE (due to insufficiency of equity, existence of non-substantive voting rights, or lack of a controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that other equity holders do not have substantive participating rights.

If we have a variable interest in a VIE but we are not the primary beneficiary, or if we have the ability to exercise significant influence over a voting interest entity but do not have control, we account for our investment using the equity method of accounting.

Investments in Real Estate

We evaluate each real estate acquisition to determine whether the integrated set of acquired assets and activities meets the definition of a business. Generally, we expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. When evaluating acquired service or management contracts, we consider the nature of the services performed, the terms of the contract relative to similar arm’s length contracts, and the availability of comparable service providers in evaluating whether the acquired contract constitutes a substantive process.

For acquisitions of real estate and in-substance real estate that are accounted for as business combinations, we recognize the assets acquired (including the intangible value of acquired above- or below-market leases, acquired in-place leases, tenant relationships and other intangible assets or liabilities), liabilities assumed, non-controlling interests, and previously existing ownership interests, if any, at fair value as of the acquisition date. Any excess (deficit) of the consideration transferred relative to the fair value of the net assets acquired is recognized as goodwill (bargain purchase gain). In business combinations, the preliminary purchase price allocation may be subject to change based upon additional information about facts and circumstances that existed as of the acquisition date, with such measurement period extending no later than 12 months from the acquisition date. Acquisition costs related to business combinations are expensed as incurred.

Acquisitions of real estate and in-substance real estate that do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the consideration transferred (including acquisition costs) is allocated to the acquired assets and assumed liabilities on a relative fair value basis. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain.

The results of operations of acquired properties will be included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by independent appraisers will be used to estimate the fair values of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage notes payable. Values of buildings and improvements will be determined on an as-if-vacant basis.

The estimated fair value of acquired in-place leases include the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we will evaluate avoided costs over the time period over which occupancy levels at the date of acquisition would be achieved had the property been acquired vacant. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases will be amortized over the remaining lease terms as a component of depreciation and amortization expense.

For acquired in-place leases, above- and below-market lease values will be recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values will be amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of out-of-market lease value will be charged to rental revenue.

The values assigned to buildings and building improvements and other depreciable components will be depreciated on a straight-line basis using estimated useful lives ranging from 10 to 40 years. Expenditures that improve or extend the life of an acquired property are capitalized and depreciated over their estimated useful life. Expenditures for ordinary maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

We will review our real estate portfolio on a periodic basis to ascertain if there are any indicators of impairment in the carrying values of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, we will examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, we will perform a recoverability analysis that compares future undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our earnings and assets to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.

Revenue Recognition

Our revenues, which we expect will be substantially derived from rental income, will include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight line basis over the initial lease term of each lease. Since we expect many of our leases will provide for rental increases at specified intervals, we will recognize revenue on a straight line basis, which requires us to record as an asset and include in revenues unbilled rent receivables, which we will only receive if the tenant makes all rent payments required through expiration of the initial term of the lease. Accordingly, management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivables and take into consideration the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is in doubt, we will be required to take a reserve against the receivable or a direct write-off of the receivable, which will have an adverse effect on earnings for the year in which the reserve or direct write-off is taken.

Rental revenue will also include amortization of above- and below-market leases. Revenues relating to lease termination fees will be recognized over the remaining lease term unless the lease is modified and terminated concurrently, in which case such fees will be recognized upon termination.

Income Taxes

As a REIT, we will not be subject to federal corporate income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new revenue recognition standard which will supersede nearly all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Companies will likely need to use more judgment and make more estimates than under current revenue recognition guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. We expect to adopt the new standard effective January 1, 2019, the effective date for private companies. While we are still evaluating the effects of adopting the new standard to non-lease components, we expect that the pattern of revenue recognition under the standard will be substantially similar to the pattern of revenue recognition under existing accounting standards.

In February 2016, the FASB issued a new leasing standard which requires lessees to clarify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes of initial direct costs and lease executory costs for all entities. The new guidance will require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease, with any other costs incurred, including allocated indirect costs, expensed as incurred. In addition, the new standard requires that lease and nonlease components of a contract be bifurcated, with nonlease components (including reimbursements for real estate taxes, utilities, insurance and other common area maintenance and other executory costs) subject to the new revenue recognition standard effective upon adoption of the new leasing standard. In January 2018, the FASB issued a proposed amendment to the leasing standard that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. Rather, if adopted by the FASB, the practical expedient would allow lessors to elect to account for the lease and non-lease components as a single combined lease component if (i) the timing and pattern of the revenue recognition is the same, and (ii) the combined lease component would continue to be classified as an operating lease. If we elect the practical expedient subsequent to its adoption, tenant recoveries that would otherwise qualify as non-lease components may be accounted for under the new leasing standard upon its adoption. We expect to adopt the new standard effective January 1, 2020, the effective date for private companies. We are still evaluating the effects of adoption, but do not expect the new standard to have a significant impact on our rental revenue.

In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. The standard will replace the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We expect to adopt the new standard effective December 31, 2020, the effective date for private companies. The guidance is required to be applied using a modified-retrospective approach to all periods presented. We are still evaluating the effects of adoption, but do not expect the new standard to have a material impact on the financial statements.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments add to or clarify guidance on a number of cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity-method investees and beneficial interests in securitization transactions. We expect to adopt the new standard effective January 1, 2019, the effective date for private companies. The guidance is required to be applied prospectively. We are still evaluating the effects of adoption.

In November 2016, the FASB issued guidance on the presentation of restricted cash in the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We expect to adopt the new standard effective January 1, 2019, the effective date for private companies. The guidance is required to be applied retrospectively to all periods presented. We are still evaluating the effects of adoption, but do not expect the new standard to have a material impact on the financial statements.

Related Party Transactions

The Company has, and is expected to continue to engage in, transactions with related parties, including Oaktree, the Adviser and their affiliates. The results of the Company’s operations may be different if similar transactions were conducted with non-related parties. The independent members of the Company’s board of directors oversee and annually review the Company’s related party relationships and are required to approve any significant modifications to existing relationships, as well as any significant new related party transactions.

See Note 4 titled “Related Party Transactions” in the Company’s Unaudited Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the Company’s related party transactions.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant operations as of March 31, 2018. When we commence operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of March 31, 2018, we had no indebtedness and did not use any derivative financial instruments.

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

Credit risk includes the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market risk includes the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2018, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-223022), filed with the SEC, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On January 9, 2018, we issued 20,000 shares of Class I common stock, par value $0.01 per share, to Oaktree Fund GP I, LLC, an affiliate of the Adviser, for an aggregate purchase price of $200,000 in connection with our formation. No sales commission or other consideration was paid in connection with the sale. The sale was consummated without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

As of March 31, 2018, we had not sold any other equity securities that were not registered under the Securities Act.

Use of Proceeds

On April 30, 2018, our Registration Statement on Form S-11 (File No. 333-223022), covering our public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act. As of March 31, 2018, we had not received subscriptions for our common stock sufficient to allow us to break escrow and, therefore, we had not received any proceeds from the Offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On June 11, 2018, the Company’s board of directors held a meeting at which the board deemed advisable and submitted to the Company’s sole stockholder for approval an amendment (the “Articles of Amendment”) to the Company’s Articles of Amendment and Restatement (the “Charter”).

On June 13, 2018, the Company’s sole stockholder acted by written consent to approve the Articles of Amendment to the Company’s Charter.

The Articles of Amendment were filed with the Maryland State Department of Assessments and Taxation on June 13, 2018 and went effective on that date. A copy of the Articles of Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 3.3 and incorporated herein by reference.

The disclosure in this “Item 5. Other Information” is intended to satisfy any obligation of the Company to provide disclosure pursuant to Item 5.03 — “Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” and Item 5.07 — “Submission of Matters to a Vote of Security Holders” of Form 8-K.

ITEM 6. EXHIBITS

1.1	Dealer Manager Agreement, by and between Oaktree Real Estate Income Trust, Inc. and SDDCo Brokerage Advisors, LLC, dated as of February 16, 2018

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on February 14, 2018 (file number 333-223022))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on February 14, 2018 (file number 333-223022))

3.3	Articles of Amendment of Oaktree Real Estate Income Trust, Inc., dated June 13, 2018

4.1	Share Repurchase Plan

4.2	Distribution Reinvestment Plan

10.1	Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022))

10.2	Escrow Agreement, by and between Oaktree Real Estate Income Trust, Inc. and UMB Bank, N.A., dated as of May 9, 2018

10.3	Trademark License Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022))

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022))

10.5	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022))

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OAKTREE REAL ESTATE INCOME TRUST, INC. (Registrant)

June 14, 2018	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)

June 14, 2018	/s/ Brian Grefsrud
Date	Brian Grefsrud
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)