Form 10-Q
period 2018-06-30
OAKTREE REAL ESTATE INCOME TRUST, INC.
filed 2018-08-10
CIK 1713407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of August 10, 2018 was 20,000, all of which were Class I shares.

WEBSITE DISCLOSURE

Investors and others should note that we expect to use our website to announce material information to investors and the marketplace. While not all of the information that we post on our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that we share on our website. Information contained on, or available through, our website is not incorporated by reference into this document.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oaktree Real Estate Income Trust, Inc.

Balance Sheets

	June 30, 2018 (Unaudited)	January 10, 2018
Assets
Cash and cash equivalents	$105,816	$200,000
Other assets	94,415	—

Total Assets	$200,231	$200,000

Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$88,233	$—
Due to affiliates	25,000	—
Commitments and contingencies (Note 6)	—	—

Total Liabilities	113,233	—
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at January 10, 2018 and June 30, 2018, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 20,000 shares issued and outstanding at January 10, 2018 and June 30, 2018, respectively	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(113,002)	—

Total Stockholders’ Equity	86,998	200,000

Total Liabilities and Stockholders’ Equity	$200,231	$200,000

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.

Statement of Operations (unaudited)

	For the Three Months Ended June 30, 2018	For the Period from January 10, 2018 through June 30, 2018
Revenues
Interest income	$161	$231

Total revenues	161	231

Expenses
General and administrative expenses	88,233	113,233

Total expenses	88,233	113,233

Net Loss	$(88,072)	$(113,002)

Loss per share (basic and diluted):
Net loss per share	$(4.40)	$(5.65)

Weighted average number of shares outstanding	20,000	20,000

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.

Statement Cash Flow (unaudited)

For the Period from January 10, 2018 through June 30, 2018
Operating activities:
Net loss	$(113,002)
Changes in assets and liabilities:
Increase in other assets	(94,415)
Increase in accounts payable, accrued expenses and other liabilities	88,233
Increase in due to affiliates	25,000

Net cash used in operating activities	(94,184)

Total decrease in cash and cash-equivalents	(94,184)
Cash and cash-equivalents at beginning of period	200,000

Cash and cash-equivalents at end of period	$105,816

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

As of June 30, 2018, the Company had not commenced its principal operations and had neither purchased nor contracted to purchase any investments. As of such date, the Adviser had not identified any real estate or real estate-related investments in which it is probable that the Company will invest.

2. Capitalization

As of June 30, 2018, the Company was authorized to issue up to 1,000,000,000 shares of common stock. On April 11, 2018, the Company amended and restated its charter to authorize the following classes of common stock:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	250,000,000	$0.01
Class I common stock	250,000,000	$0.01

	1,050,000,000

The Company has registered with the Securities and Exchange Commission an offering of up to $1,600,000,000 in shares in its primary offering and up to $400,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for shares of the Company’s common stock in its primary offering will be $10.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Company will accept proceeds and hold investors’ funds in an interest bearing escrow account until (i) the Company receives purchase orders for at least $150,000,000, including shares purchased by the Company’s sponsor, its affiliates and its directors and officers, in any combination of classes of shares of our common stock, and (ii) the Company’s board of directors has authorized the release of funds in the escrow account. As of June 30, 2018, neither the Company nor its escrow agent received any purchase orders or investor funds from the Offering.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of June 30, 2018 or January 10, 2018.

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

As of June 30, 2018 and January 10, 2018, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $3.5 million and $1.5 million, respectively. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are not the Company’s liability until the date on which the escrow is released.

When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be reflected as a reduction of additional paid-in capital as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.

4. Related Party Transactions

The Company has entered into an advisory agreement with the Adviser. Pursuant to the advisory agreement between the Company and the Adviser, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

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

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of June 30, 2018, the Company had not retained an affiliate of the Adviser for any such services.

The Adviser holds a performance participation interest in the Company that entitles it to receive an allocation from the Company equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount (each term as defined in the advisory agreement) and a high water mark, with a catch-up. Such allocation will be made annually and accrue monthly.

The Company will be dependent on the Adviser and its affiliates for certain services that are essential to it, including acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

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

6. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2018, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

7. Subsequent Events

The Company has evaluated events from June 30, 2018 through the date the financial statements were issued. There were no subsequent events that need disclosure.

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

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical facts are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-223022), as amended, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.

Overview

We are a Maryland corporation formed on July 27, 2017 to invest in commercial real estate assets. We are externally managed by Oaktree Fund Advisors, LLC (the “Adviser”), a subsidiary of Oaktree Capital Management, L.P. (together with its affiliates, “Oaktree”). As of June 30, 2018, we have neither engaged in any operations nor generated any revenues. Our entire activity since inception to June 30, 2018 was to prepare for our proposed fundraising through our initial public offering of our common stock.

We have registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $2.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock) (the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees.

We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31 in the year in which proceeds from the Offering are released from escrow.

As of June 30, 2018, we had not entered into any arrangements to acquire any properties or real estate-related securities with the net proceeds from the Offering. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in the latest prospectus for the Offering (File No. 333-220322).

Results of Operations

As of June 30, 2018, we were in our organizational period and had not commenced our principal operations.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, stockholder servicing fees we will pay to the dealer manager, legal, audit and valuation expenses, federal and state securities filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the date on which we break escrow for the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following the first anniversary of the date on which we break escrow for the Offering. As of June 30, 2018, the Adviser and its affiliates had incurred approximately $3.5 million of organization and offering expenses on our behalf.

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

We plan to enter into an unsecured line of credit with an affiliate of Oaktree pursuant to which we may borrow up to $150 million at an interest rate equal to LIBOR plus 3.25%.

We anticipate that advances under the Line of Credit will be repayable upon the earlier of (i) ten business days following the date we break escrow for our initial public offering and (ii) the one-year anniversary of the date of the credit facility, subject to the lender’s right to extend the maturity date in three month increments. Affiliates may borrow funds from the Line of Credit to warehouse investments for the Company. We intend to repay the Line of Credit in full with offering proceeds promptly after breaking escrow for our initial public offering.

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

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. Other than the Line of Credit described above, we have not yet identified any sources for these types of financings.

Cash Flows

On January 9, 2018, the Company was capitalized with a $200,000 investment by an affiliate of the Adviser. Net cash used in operating activities of $94,000 relates to general and administrative expenses. As of June 30, 2018, we had not declared or paid any distributions.

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

In February 2016, the FASB issued a new leasing standard which requires lessees to clarify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes of initial direct costs and lease executory costs for all entities. The new guidance will require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease, with any other costs incurred, including allocated indirect costs, expensed as incurred. In addition, the new standard requires that lease and nonlease components of a contract be bifurcated, with nonlease components (including reimbursements for real estate taxes, utilities, insurance and other common area maintenance and other executory costs) subject to the new revenue recognition standard effective upon adoption of the new leasing standard. In March 2018, the FASB directed its staff to issue an amendment to the leasing standard that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. Rather, if adopted by the FASB, the practical expedient would allow lessors to elect to account for the combined component as an operating lease if (i) the timing and pattern of transfer of the lease component are the same, and (ii) the lease component is the predominant component of the combined component. The FASB issued the amendment in July 2018. If we elect the practical expedient subsequent to its adoption, tenant recoveries that would otherwise qualify as non-lease components may be accounted for under the new leasing standard upon its adoption. We expect to adopt the new standard effective January 1, 2020, the effective date for private companies. We are still evaluating the effects of adoption, but do not expect the new standard to have a significant impact on our rental revenue.

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

Related Party Transactions

The Company has, and is expected to continue to engage in, transactions with related parties, including Oaktree, the Adviser and their affiliates. The results of the Company’s operations may be different if similar transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships and are required to approve any significant modifications to existing relationships, as well as any significant new related party transactions.

See Note 4 titled “Related Party Transactions” to the Company’s Unaudited Financial Statements, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the Company’s related party transactions.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant operations as of June 30, 2018. When we commence operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of June 30, 2018, we had no indebtedness and did not use any derivative financial instruments.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2018, we were not involved in any material legal proceedings.

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

As of June 30, 2018, we had not sold any other equity securities that were not registered under the Securities Act.

Use of Proceeds

On April 30, 2018, our Registration Statement on Form S-11 (File No. 333-223022), covering our public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act. As of June 30, 2018, we had not received subscriptions for our common stock sufficient to allow us to break escrow and, therefore, we had not received any proceeds from the Offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

OAKTREE REAL ESTATE INCOME TRUST, INC.

August 10, 2018	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)

August 10, 2018	/s/ Brian Grefsrud
Date	Brian Grefsrud
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)