Form 10-Q
period 2018-09-30
OAKTREE REAL ESTATE INCOME TRUST, INC.
filed 2018-11-09
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  X    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	X	Smaller reporting company	☐

		Emerging growth company	X
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of November 9, 2018 was 20,000, all of which were Class I shares.

WEBSITE DISCLOSURE
Investors and others should note that we use our website, www.oaktreeREIT.com, to announce material information to investors and the marketplace. While not all of the information that we post on our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that we share on our website. Information contained on, or available through, our website is not incorporated by reference into this document.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Oaktree Real Estate Income Trust, Inc.
Balance Sheets

	September 30, 2018	January 10, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$235,164	$200,000
Total Assets	$235,164	$200,000
Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$97,633	$—
Due to affiliates	130,585	—
Commitments and contingencies (Note 6)	—	—
Total Liabilities	228,218	—
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at January 10, 2018 and September 30, 2018, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 20,000 shares issued and outstanding at January 10, 2018 and September 30, 2018, respectively	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(193,054)	—
Total Stockholders’ Equity	6,946	200,000
Total Liabilities and Stockholders’ Equity	$235,164	$200,000
See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Statement of Operations (unaudited)

	For the Three Months Ended September 30, 2018	For the Period from January 10, 2018 through September 30, 2018
Revenues
Interest income	$523	$754
Total revenues	523	754
Expenses
General and administrative expenses	80,575	193,808
Total expenses	80,575	193,808
Net Loss	$(80,052)	$(193,054)
Loss per share (basic and diluted):
Net loss per share	$(4.00)	$(9.65)
Weighted average number of shares outstanding	20,000	20,000
See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Statement Cash Flow (unaudited)

For the Period from January 10, 2018 through September 30, 2018
Operating activities:
Net loss	$(193,054)
Changes in liabilities:
Increase in accounts payable, accrued expenses and other liabilities	97,633
Increase in due to affiliates	130,585
Net cash provided by operating activities	35,164
Total increase in cash and cash-equivalents	35,164
Cash and cash-equivalents at beginning of period	200,000

Cash and cash-equivalents at end of period	$235,164

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
As of September 30, 2018, the Company had not commenced its principal operations and had neither purchased nor contracted to purchase any investments. As of such date, the Adviser had not identified any real estate or real estate-related investments in which it is probable that the Company will invest.
2. Capitalization
As of September 30, 2018, the Company was authorized to issue up to 1,000,000,000 shares of common stock. On April 11, 2018, the Company amended and restated its charter to authorize the following classes of common stock:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	250,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000
The Company has registered with the Securities and Exchange Commission an offering of up to $1,600,000,000 in shares in its primary offering and up to $400,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for shares of the Company’s common stock in its primary offering will be $10.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Company will accept proceeds and hold investors’ funds in an interest bearing escrow account until (i) the Company receives purchase orders for at least $150,000,000, including shares purchased by the Company’s sponsor, its affiliates and its directors and officers, in any combination of classes of shares of our common stock, and (ii) the Company’s board of directors has authorized the release of funds in the escrow account. As of September 30, 2018, neither the Company nor its escrow agent received any purchase orders or investor funds from the Offering.

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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of September 30, 2018 or January 10, 2018.
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
As of September 30, 2018 and January 10, 2018, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $3.7 million and $1.5 million, respectively. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are not the Company’s liability until the date on which the escrow is released.
When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be reflected as a reduction of additional paid-in capital as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.
Recent Accounting Pronouncements
In May 2014, the FASB issued a new revenue recognition standard which will supersede nearly all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Companies will likely need to use more judgment and make more estimates than under current revenue recognition guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. We expect to adopt the new standard effective January 1, 2019, the effective date for private companies. While we are still evaluating the effects of adopting the new standard to non-lease components, we expect that the pattern of revenue recognition under the standard will be substantially similar to the pattern of revenue recognition under existing accounting standards. Currently, there is no impact on the Company’s third quarter results.

In February 2016, the FASB issued a new leasing standard which requires lessees to clarify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes of initial direct costs and lease executory costs for all entities. The new guidance will require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease, with any other costs incurred, including allocated indirect costs, expensed as incurred. In addition, the new standard requires that lease and nonlease components of a contract be bifurcated, with nonlease components (including reimbursements for real estate taxes, utilities, insurance and other common area maintenance and other executory costs) subject to the new revenue recognition standard effective upon adoption of the new leasing standard. In July 2018, the FASB issued an amendment to the leasing standard that allows lessors to elect, as a practical expedient, not to allocate the total consideration in a contract to lease and non-lease components based on their relative standalone selling prices. Rather, this practical expedient allows lessors to elect to account for the combined component as an operating lease if (i) the timing and pattern of transfer of the lease component and nonlease component(s) are the same; (ii) the lease component would be classified as an operating lease if accounted for separately; and (iii) the lease component is the predominant component of the arrangement. If we elect this practical expedient subsequent to adoption, tenant recoveries and other components that would otherwise quality as non-lease components would be accounted for as lease components and recognized in rental revenues. The amendment also provided an optional transition method to make the initial application date of the new lease standard the date of adoption, with a cumulative-effect adjustment recognized to the opening balance of retained earnings. Consequently, for an entity that elects the optional transition method, the entity’s reporting and disclosures for comparative historical periods presented in the financial statements will continue to be in accordance with current GAAP. In August 2018, the FASB proposed a narrow-scope amendment that would preclude a lessor from having to recognize lessor costs paid by a lessee directly to a third-party when the lessor cannot reasonably estimate such costs. The FASB has not yet finalized the amendment as of the date of this filing. We expect to adopt the new leasing standard effective January 1, 2020, the effective date for private companies. We are still evaluating the effects of adoption, including whether to elect the practical expedients or optional transition method, but do not expect the new standard to have a significant effect on our total revenues.
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. The standard will replace the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We expect to adopt the new standard effective December 31, 2020, the effective date for private companies. The guidance is required to be applied using a modified-retrospective approach to all periods presented. We are still evaluating the effects of adoption, but do not expect the new standard to have a material impact on the financial statements. Currently, there is no impact on the Company’s third quarter results.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments add to or clarify guidance on a number of cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity-method investees and beneficial interests in securitization transactions. We expect to adopt the new standard effective January 1, 2019, the effective date for private companies. The guidance is required to be applied prospectively. We are still evaluating the effects of adoption. Currently, there is no impact on the Company’s third quarter results.
In November 2016, the FASB issued guidance on the presentation of restricted cash in the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We expect to adopt the new standard effective January 1, 2019, the effective date for private companies. The guidance is required to be applied retrospectively to all periods presented. We are still evaluating the effects of adoption, but do not expect the new standard to have a material impact on the financial statements. Currently, there is no impact on the Company’s third quarter results.

In August 2018, the SEC adopted a Disclosure Update and Simplification release, which outlines Regulation S-X amendments to eliminate outdated or duplicative disclosure requirements. The final rule also amends the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. These amendments are effective for all filings made 30 days after the amendments are published in the Federal Register. The amendments were published in the Federal Register on October 4, 2018 and are effective on November 5, 2018. The SEC announced that it would not object if the first presentation of the changes in stockholders’ equity for a 12/31 filer were made in the Company’s March 31, 2019 Form 10-Q. All other Regulation S-X amendments remain subject to the 30 day publication timeline. Currently, there is no impact on the Company’s third quarter results.
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

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of September 30, 2018, the Company had not retained an affiliate of the Adviser for any such services.
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
Due to affiliates of $130,585 as of September 30, 2018 consisted of a $200,000 advance from an affiliate of the Company and $25,000 of general and administrative costs offset by $94,415 of organizational and offering costs due from the Company's Adviser. There were no due to affiliate balances as of January 10, 2018.
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

6. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2018, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.
7. Subsequent Events
The Company has evaluated events from September 30, 2018 through the date the financial statements were issued. There were no subsequent events that need disclosure.

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
Overview
We are a Maryland corporation formed on July 27, 2017 to invest in commercial real estate assets. We are externally managed by Oaktree Fund Advisors, LLC (the “Adviser”), a subsidiary of Oaktree Capital Management, L.P. (together with its affiliates, “Oaktree”). As of September 30, 2018, we have neither engaged in any operations nor generated any revenues. Our entire activity since inception to September 30, 2018 was to prepare for our proposed fundraising through our initial public offering of our common stock.
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
As of September 30, 2018, we had not entered into any arrangements to acquire any properties or real estate-related securities with the net proceeds from the Offering. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in the latest prospectus for the Offering (File No. 333-220322).
Results of Operations
As of September 30, 2018, we were in our organizational period and had not commenced our principal operations.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, stockholder servicing fees we will pay to the dealer manager, legal, audit and valuation expenses, federal and state securities filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the date on which we break escrow for the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following the first anniversary of the date on which we break escrow for the Offering. As of September 30, 2018, the Adviser and its affiliates had incurred approximately $3.7 million of organization and offering expenses on our behalf.
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
Cash Flows
On January 9, 2018, the Company was capitalized with a $200,000 investment by an affiliate of the Adviser. Net cash provided by operating activities of $35,164 as of September 30, 2018 relates primarily to net loss of $193,054 offset by increases in accounts payable and due to affiliates of $97,633 and $130,585, respectively. As of September 30, 2018, we had not declared or paid any distributions.
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
See Note 4 titled “Related Party Transactions” to our condensed consolidated financial statements in this quarterly report on Form 10-Q for additional information concerning our related party transactions.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 3 titled “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this quarterly report on Form 10-Q for a discussion concerning recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had no significant operations as of September 30, 2018. When we commence operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of September 30, 2018, we had no indebtedness and did not use any derivative financial instruments.
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
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2018, we were not involved in any material legal proceedings.

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
As of September 30, 2018, we had not sold any other equity securities that were not registered under the Securities Act.
Use of Proceeds
On April 30, 2018, our Registration Statement on Form S-11 (File No. 333-223022), covering our public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act. As of September 30, 2018, we had not received subscriptions for our common stock sufficient to allow us to break escrow and, therefore, we had not received any proceeds from the Offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

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

OAKTREE REAL ESTATE INCOME TRUST, INC.

November 9, 2018	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)

November 9, 2018	/s/ Brian Grefsrud
Date	Brian Grefsrud
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)