Form 10-K
period 2018-12-31
OAKTREE REAL ESTATE INCOME TRUST, INC.
filed 2019-03-22
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  X    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	X	Smaller reporting company	☐

		Emerging growth company	X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
Aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter: There was no market for the registrant's common equity as of June 29, 2018.
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of March 22, 2019 was 27,000, all of which were Class I shares.

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

PART I.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.
You should carefully review Item 1A - “Risk Factors” section of this Annual Report on Form 10-K for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS
References herein to “Oaktree Real Estate Income Trust,” the “Company,” “we,” “us,” or “our” refer to Oaktree Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.
General Description of Business and Operations
Oaktree Real Estate Income Trust, Inc. (the “Company”) was formed on July 27, 2017 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in well-located, high quality commercial real estate assets that generate strong current cash flow and could further appreciate in value through moderate leasing and repositioning strategies. Moreover, to a lesser extent, the Company plans to invest in real estate-related investments, including private loans and traded real estate-related securities that will help maintain liquidity. The Company anticipates that its investments will be geographically diversified across the top 50 markets in the United States. The Company will be externally managed by Oaktree Fund Advisors, LLC (the “Adviser”), an affiliate of Oaktree Capital Management, L.P. (together with its affiliates, “Oaktree”). On January 9, 2018, the Company was capitalized with a $200,000 investment by an affiliate of the Adviser.
As of December 31, 2018, the Company had not commenced its principal operations and had neither purchased nor contracted to purchase any investments. As of such date, the Adviser continues to review potential investments for the Company and other funds and accounts managed by Oaktree within its Real Estate Income and Real Estate Debt investment strategies.
The Company has registered with the Securities and Exchange Commission, (the "SEC"), an offering of up to $1,600,000,000 in shares in its primary offering and up to $400,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for shares of the Company’s common stock in its primary offering will be $10.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Company will accept proceeds and hold investors’ funds in an interest bearing escrow account until (i) the Company receives purchase orders for at least $150,000,000, including shares purchased by the Company’s sponsor, its affiliates and its directors and officers, in any combination of classes of shares of our common stock, and (ii) the Company’s board of directors has authorized the release of funds in the escrow account. As of December 31, 2018, neither the Company nor its escrow agent received any purchase orders or investor funds from the Offering.
Our Adviser
We are externally managed by our adviser, Oaktree Fund Advisors, LLC, a Delaware limited liability company. The Adviser is an affiliate of Oaktree, our sponsor. Pursuant to an advisory agreement between us and the Adviser (the “Advisory Agreement”), the Adviser is responsible for implementing our investment strategy, which includes making investment decisions in constructing our portfolio and providing related portfolio management services, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors. The Adviser will also be responsible for oversight over our other service providers.
Our Sponsor
Oaktree is a leading global alternative investment management firm with expertise in credit strategies. The firm was formed in 1995 by a group of individuals who had been investing together since the mid-1980s in high yield bonds, convertible securities and distressed debt. From those roots, the firm has developed an array of specialized real estate, credit and equity-oriented strategies. As of December 31, 2018, Oaktree comprises 978 employees with offices in 18 cities across 13 countries, of which the largest offices are in Los Angeles (headquarters), London, New York City and Hong Kong.
Oaktree has 317 investment professionals, including 185 senior investment professionals with an average of 19 years of industry experience, who among them possess the investing, research, analytical, legal, trading and other skills, as well as relationships and experience, that are necessary for long-term success in our complex markets.
The firm’s competitive advantages include its experienced team of investment professionals, a global platform and a unifying investment philosophy. This investment philosophy, which consists of six tenets-risk control, consistency, market inefficiency, specialization, bottom-up analysis and disavowel of market timing-is complemented by a set of core business principles that articulate Oaktree’s commitment to excellence in investing, commonality of interests with clients, a collaborative and cooperative culture, and a disciplined, opportunistic approach to the expansion of products.
Among Oaktree’s clientele are 73 of the 100 largest U.S. pension plans, 38 state retirement plans in the United States, over 400 corporations and/or their pension funds, over 340 university, charitable and other endowments and foundations, over 15 sovereign wealth funds, and over 350 other non-U.S. institutional investors.
Oaktree’s expertise investing across the capital structure has allowed it to cultivate a diversified mix of global investment strategies in six categories: real estate, distressed debt, corporate debt, control investing, convertible securities, and listed equities. Importantly, the expansion of Oaktree’s strategies has been achieved primarily through “step-outs” into highly related fields, based on identifying markets that (a) Oaktree believes to have the potential for attractive returns and (b) can be exploited in a manner consistent with the firm’s risk-controlled philosophy.
Investment Objectives and Strategies
Our primary investment objectives are to:

•	Invest in a diversified portfolio of income-producing real estate and real estate-related debt investments;

•	Generate an attractive, stable level of current income for regular distributions to our stockholders; and

•	Invest in assets with long-term growth potential to achieve attractive risk-adjusted total returns, with an emphasis on downside protection.
We cannot assure you that we will achieve our investment objectives. See Item 1A - "Risk Factors."
Our investment strategy is to invest in a diversified portfolio of:

•	Income-producing real estate: U.S. commercial real estate with upside potential through modest management and asset-enhancement strategies;

•	Private loans: performing real estate debt, primarily commercial first mortgages and mezzanine loans; and

•	Traded securities: real estate-related securities, structured products and cash equivalents to help manage liquidity.
We expect 65-95% of the portfolio will be invested in income-producing real estate and 5-35% of the portfolio in private loans and traded securities. We expect that our commercial real property investments will primarily be office, multifamily and industrial assets, although we may selectively invest in retail, hotel and other income producing assets. We expect that our real property investments will generally be fee simple interests, but may also include net leases and ground leases. Importantly, the actual percentage of our portfolio that is invested in each investment type may from time to time be outside the target levels provided above due to factors such as a large inflow of capital over a short period of time, a lack of attractive investment opportunities or an increase in anticipated cash requirements for repurchase requests.
We seek to achieve attractive risk-adjusted returns through investments in commercial real estate assets with an emphasis on stable current income and long-term growth potential. Consistent with Oaktree’s investment philosophy, we seek to achieve attractive returns and mitigate downside risk by identifying price discounts relative to intrinsic value and replacement cost. Our real estate-related private loan strategy seeks to achieve high current income and superior risk-adjusted returns. Lastly, our investments in traded securities, in addition to serving our investment purposes, will also provide a source of liquidity for our share repurchase plan and cash management.
The Adviser will have the authority to implement our investment strategy, as determined by, and subject to the direction of, our board of directors.
Leverage
Subject to maintaining our REIT qualification, we expect that we will use leverage. Our target leverage ratio after our ramp-up period is approximately 50-60% of our gross real estate assets (measured using the greater of fair market value and purchase price, including equity in our securities portfolio), inclusive of property-level and entity-level debt net of cash, but excluding debt on our securities portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio.
We have also placed limits in our charter prohibiting us from borrowing more than 300% of our net assets, which approximates borrowing 75% of the cost of our investments. We may exceed this limit if a majority of our independent directors approves each borrowing in excess of the limit and we disclose the justification for doing so to our stockholders.
Financing a portion of the purchase price of our assets will allow us to broaden our portfolio by increasing the funds available for investment. Financing a portion of the purchase price is not free from risk, however. Using debt requires us to pay interest and principal, referred to as “debt service,” all of which decrease the amount of cash available for distribution to our stockholders or other purposes. We may also be unable to refinance the debt at maturity on favorable or equivalent terms, if at all, exposing us to the potential risk of loss with respect to assets pledged as collateral for loans. Certain of our debt may be floating rate and the effective interest rates on such debt will increase when the relevant interest benchmark (e.g., LIBOR) increases.
Line of Credit
We plan to enter into an unsecured, uncommitted line of credit with an affiliate of Oaktree (the “Line of Credit”) pursuant to which we may borrow up to $150 million at an interest rate equal to LIBOR plus 3.25%. There will be no fees payable by us on undrawn amounts. We anticipate that advances under the Line of Credit will be repayable upon the earlier of (i) ten business days following the date we break escrow for our offering and (ii) the one-year anniversary of the date of the credit facility, subject to the lender’s right to extend the maturity date in three-month increments. We intend to repay the Line of Credit in full with offering proceeds promptly after we break escrow for our offering. As is customary in such financings, if an event of default occurs under the Line of Credit, the lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.
Because the Line of Credit is with an affiliate of Oaktree, the terms of the agreement were not negotiated at arm’s-length. Oaktree may face conflicts of interest in connection with any borrowings or disputes under the Line of Credit.
Investments Prior to Breaking Escrow
We expect to draw on our Line of Credit prior to breaking escrow for our offering and to use the proceeds to make one or more investments consistent with our investment objectives and strategy. As of December 31, 2018, we have not yet identified any investments. One or more of our initial investments may be acquired from an affiliate of Oaktree, subject to approval by our independent directors and the other requirements of our charter (including that the price of such acquisition will be limited to the cost of the property to the Oaktree affiliate, including acquisition-related expenses, or if substantial justification exists, the current appraised value of the property as determined by an independent expert). There is no guarantee that we will consummate any investments prior to breaking escrow.
If we make investments with proceeds from borrowings under our Line of Credit prior to breaking escrow, at that time our borrowings will equal nearly 100% of the value of our investments. That level of borrowings would exceed the limitation in our charter to limit borrowing to 75% of the cost of our investments; however, a majority of our independent directors may approve borrowings above this limit. We believe borrowings above this limit are justified in this instance because making one or more investments prior to breaking escrow will mitigate ‘cash drag’ by allowing us to begin implementing our investment strategy prior to stockholders acquiring an interest in us instead of waiting to make investments until after receiving the proceeds from escrow and holding only cash or short-term investments prior to identifying properties in which to invest. Furthermore, our borrowing limitation would only be exceeded for the period prior to breaking escrow, before stockholders have an interest in us. Promptly after we break escrow, we intend to use some of the proceeds from the offering to repay in full amounts borrowed under our Line of Credit.
Taxation of the Company
We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31 in the year in which proceeds from our offering are released from escrow. We generally must distribute annually at least 90% of our taxable net income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
Environmental Matters
As an owner of real estate, we will be subject to various environmental laws of federal, state and local governments. Compliance with federal, state and local environmental laws is not expected to have a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not expect to incur material expenditures to comply with these laws and regulations.
Competition
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under Oaktree’s prevailing policies and procedures. Many of these entities may have greater access to capital to make investments than we have.
In the face of this competition, we have access to our Adviser’s and Oaktree’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A - “Risk Factors-Risks Related to Our Investment Activities.”
Employees
We have no employees. Our operations are conducted by the Adviser.
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Oaktree, including the Adviser and its affiliates. See Item 1A - “Risk Factors - Risks Related to Conflicts of Interest.”
Available Information
We maintain a website at www.oaktreeREIT.com. We are providing the address to our website solely for the information of investors. The information on our website is not part of or incorporated by reference into this report.

ITEM 1A. RISK FACTORS
Risks Related to Our Organizational Structure
We have no operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We are a newly-formed entity with no operating history and we may not be able to achieve our investment objectives. As of the date of this report, we have not made any investments in real estate or otherwise and do not own any properties or have any operations or financing from sources other than from the Adviser or its affiliates. There can be no assurance that the past experiences of affiliates of the Adviser, which have primarily been focused on opportunistic real estate and real estate debt investments, will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.
While the investment programs of other Real Estate Accounts and our investment strategy each involve real estate-related investments and overlapping personnel, each of these accounts and strategies has distinct investment activities. Oaktree’s experience in managing other Real Estate Accounts and Other Oaktree Accounts is not necessarily applicable to us. There can be no assurance that we will be able to successfully identify, make and realize upon any particular investment or generate returns for our investors (or that such returns will be commensurate with the risks associated with an investment in us). Furthermore, there can be no assurance that our investors will receive any distributions from us. Accordingly, an investment in us should only be considered by investors who can afford a loss of their entire investment.
Our stockholders do not have the opportunity to evaluate our investments before we make them, which makes an investment in our common stock more speculative.

We have not yet acquired or identified any investments that we may make and thus are not able to provide investors with any information relating to the merits of any specific properties or real estate-related investments that we may acquire. We will seek to invest substantially all of the net offering proceeds from our offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and real estate-related investments. However, because investors will be unable to evaluate the economic merit of our investments before we make them, investors will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. There can be no assurance that the Adviser will be successful in obtaining suitable investments or that, if such investments are made, our investment objectives will be achieved. Furthermore, the Adviser will have broad discretion in selecting the properties we will invest in and the tenants of those properties, and investors will not have the opportunity to evaluate potential investments. These factors increase the risk that an investment in our common stock may not generate returns comparable to other real estate investment alternatives.
The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.
Our board of directors has approved very broad investment guidelines that delegate to the Adviser the authority to execute acquisitions and dispositions of real estate properties and real estate-related investments on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. There can be no assurance that the Adviser will be successful in applying any strategy or discretionary approach to our investment activities. Our board of directors (including our independent directors) will review our investment guidelines on an annual basis (or more often as it deems appropriate) and our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Adviser) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors will rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.
There is no public trading market for shares of our common stock; therefore, stockholders' ability to dispose of our shares will likely be limited to repurchase by us. If stockholders do sell their shares to us, they may receive less than the price they paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share), and not based on the price at which stockholders initially purchased their shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan.
Repurchases through our share repurchase plan are limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase will be limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV as of the last day of the previous calendar quarter. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month is not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
The vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of us as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, stockholders' ability to have their shares repurchased by us may be limited and at times stockholders may not be able to liquidate their investment.
Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this report. Because we currently have no properties and have not identified any properties to acquire with the proceeds of our offering, we may not generate sufficient income to make distributions to our stockholders. Our board of directors (or a duly authorized committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and other tax considerations, Investment Company Act exemption, tax requirements, capital expenditure requirements and applicable law. Among the factors that could impair our ability to make distributions to our stockholders are:

•	the limited size of our portfolio in the early stages of our development;

•	our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;

•	our inability to realize attractive risk-adjusted returns on our investments;

•	high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and

•	defaults in our investment portfolio or decreases in the value of our investments.
As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of our shares.
We may pay distributions and fund share repurchases from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, particularly in the earlier part of our offering, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds. Similarly, we may fund share repurchases from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds. The extent to which we pay distributions and fund share repurchases from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, level of share repurchase requests, the extent to which the Adviser elects to receive its management fee in Class I shares, how quickly we invest the proceeds from this and any future offering and the performance of our investments along with tax and Investment Company Act considerations relating thereto.
Funding distributions from the sales of assets, borrowings, return of capital or proceeds of our offering will result in a reduction of assets available to acquire properties or other real estate-related investments. Share repurchases would also result in such a reduction of assets available to acquire properties or other real estate-related investments. As a result, the return stockholders realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute existing stockholders' interest in us on a percentage basis and may impact the value of stockholders' investments, especially if we sell these securities at prices less than the price they paid for their shares. Funding share repurchases from the sale of additional securities will impact the value of stockholders' investments if we sell these securities at prices less than the price at which we repurchase shares. We may be required to continue to fund our regular distributions and share repurchases from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions or repurchases that may be paid from any of these sources. We believe that the likelihood that we pay distributions and fund share repurchases from sources other than cash flow from operations, such as offering proceeds, borrowings and return of capital, will be higher in the early stages of the offering.
To the extent we borrow funds to pay distributions or fund repurchases, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions or fund repurchases in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of our shares.
In addition, as noted above, we may defer operating expenses or pay expenses (including the fees of the Adviser) with shares of our common stock in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on our shares. The payment of expenses in shares of our common stock will dilute stockholders' ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser is under no obligation to receive fees in shares of our common stock and may elect to receive such amounts in cash.
Purchases and repurchases of our common shares may not be made based on the current NAV per share of our common stock.
Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which an investor makes a subscription request or repurchase request may be significantly different than the offering price such investor pays or the repurchase price such investor receives. In addition, we may offer and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In such cases, the offering price and repurchase price will not equal our NAV per share as of any time.
 Valuations and appraisals of our properties and real estate-related investments are estimates of fair value and may not necessarily correspond to realizable value.
For the purposes of calculating our monthly NAV, our properties will initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties will be determined by the Adviser based in part on appraisals of each of our properties by independent third-party appraisal firms reviewed by our independent valuation advisor at least once per quarter in accordance with valuation guidelines approved by our board of directors. The Adviser will also conduct a monthly valuation of our properties that will be reviewed and confirmed for reasonableness by our independent valuation advisor. Likewise, our investments in private loans and traded securities will initially be valued at cost, and thereafter will be valued monthly at fair market value. Although monthly valuations of each of our real properties will be reviewed and confirmed for reasonableness by our independent valuation advisor, such valuations are based on asset and portfolio level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation advisor. In addition, our investments in non-quoted securities and investments, while a component of NAV, will be valued by the Adviser and will not be reviewed by our independent valuation advisor or appraised.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and the Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price stockholders will pay for shares of our common stock in our offering, and the price at which their shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, investors may pay more than realizable value or receive less than realizable value for their investments.
Valuations of our portfolio may involve uncertainties and judgmental determinations.
Valuations of our portfolio, which will affect our performance results, may involve uncertainties and judgmental determinations. The process of valuing securities for which reliable market quotations are not available is based on inherent uncertainties and the resulting values may differ from values that would have been determined had a ready market existed for such securities and may differ from the prices at which such securities may ultimately be sold. Further, third-party pricing information may at times not be available regarding certain of our securities, derivatives and other assets. If the valuation of our securities should prove to be incorrect, the net asset value of our investments could be adversely affected.
Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
We anticipate that the appraisals of our properties will be conducted at least once per quarter. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new quarterly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Adviser’s determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided quarterly by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor or directly by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal. The Adviser will review appraisal reports and monitor our properties and real estate-related investments, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related investments or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.
If we only raise the minimum offering amount or are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of our shares of common stock will be more dependent on the performance of any of the specific assets we acquire.
Our offering is being made on a “best efforts” basis, meaning that the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments, resulting in less diversity in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that our stockholders will lose money in their investment if we have less diversity in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Investors may wait until February 15, 2020 before receiving their stock or a refund of their money if the minimum offering is not achieved.
Until we raise the minimum offering of $150 million, investors will not receive their shares. If at least $150 million in shares of common stock have not been sold by February 15, 2020, we will terminate our offering. Even if we meet the minimum offering amount, our board of directors may determine not to authorize the release of the escrowed funds if it believes that investment opportunities available at the time are not suitable to allow us to acquire properties or real estate-related investments that meet our investment criteria. If we have not broken escrow by February 15, 2020, investors will have their money promptly refunded with interest.
In the event we are able to quickly raise a substantial amount of capital, we may have difficulty investing it in properties.
If we are able to quickly raise capital during our offering, we may have difficulty identifying and purchasing suitable properties on attractive terms. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for a stockholder's investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. If we fail to timely invest the net proceeds of our offering, our results of operations and financial condition may be adversely affected.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous offering and our investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, we may from time to time hold cash pending deployment into investments, which may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments. In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns.
Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his or her shares.
Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a board of directors resolution and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

•	staggering the board of directors into three classes;

•	requiring a two-thirds vote of stockholders to remove directors;

•	providing that only the board of directors can fix the size of the board;

•
providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and

•	providing for a majority requirement for the calling of a special meeting of stockholders.
These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future.
Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which he would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•	80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and

•
two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority voting requirements do not apply if, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its shares.
The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution exempting any business combination involving us and any person, including Oaktree and the Adviser, from the provisions of this law, provided that such business combination is first approved by our board of directors.
Our charter permits our board of directors to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.
Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a “control share acquisition.”
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce stockholders' and our recovery against them if they cause us to incur losses.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”), and Maryland law. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, our stockholders and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce our stockholders' and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors or officers, or the Adviser and its affiliates, for any liability or loss suffered by them or hold our directors or officers, the Adviser and its affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Adviser and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.
 Maryland law and our organizational documents limit our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.
Although the NASAA REIT Guidelines published by the North American Securities Administrators Association (“NASAA”) indicate that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are required to comply with the Maryland General Corporation Law (the “MGCL”), which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors and also require approval by our stockholders.
Stockholder's interest in us will be diluted if we issue additional shares.
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 450,000,000 shares of capital stock, of which 400,000,000 shares are classified as common stock (of which 100,000,000 shares are classified as Class T shares, 100,000,000 shares are classified as Class S shares, 100,000,000 shares are classified as Class D shares and 100,000,000 shares are classified as Class I shares) and 50,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; or (4) issue shares to the Adviser, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional shares, stockholders' percentage ownership interest in us will be diluted.
We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.
The Jumpstart Our Business Startups ("JOBS") Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.
Once we are no longer an emerging growth company, so long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.
We cannot predict if investors will find our common stock less attractive because we choose to rely on any of the exemptions discussed above.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We intend to take advantage of the extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to subsequently elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.
Our results of operations may be adversely affected if we are required to register as an investment company under the Investment Company Act.
We intend to conduct our operations so that we are not an investment company under the Investment Company Act. However, there can be no assurance that we will be able to successfully avoid operating as an investment company.
Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. “Investment securities” exclude (A) U.S. government securities, (B) securities issued by employees’ securities companies and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.
With respect to Section 3(a)(1)(A), we do not intend to engage primarily or hold ourself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we will be primarily engaged in the non-investment company businesses of our subsidiaries. With respect to Section 3(a)(1)(C), we expect that most of the entities through which we own assets will be wholly or majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act and, thus, we do not expect to own a significant amount of investment securities.
We expect that we and most of our subsidiaries will comply with the requirements of Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC staff has taken the position that this exemption, in addition to prohibiting the issuance of certain types of securities, generally requires that at least 55% of an entity’s assets must be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying assets,” and at least another 25% of the entity’s assets must be comprised of additional qualifying assets or a broader category of assets that we refer to as “real estate-related assets” under the Investment Company Act (and no more than 20% of the entity’s assets may be comprised of miscellaneous assets). As a result of the foregoing restrictions, we will be limited in our ability to make certain investments.
We will classify our assets for purposes of our 3(c)(5)(C) exemption based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to reclassify our assets for purposes of the Investment Company Act. If we are required to reclassify our assets, we may no longer be in compliance with the exemption from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act.
Based on no-action letters issued by the SEC staff, we will treat our investments in any joint ventures that in turn invest in qualifying assets such as real property as qualifying assets, but only if we are active in the management and operation of the joint venture and have the right to approve major decisions by the joint venture; otherwise, they will be classified as real estate-related assets. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more other Real Estate Accounts.
A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forgo opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate.
If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders.
Operational risks, including interruption of our information technology, communications systems or data services could disrupt our business, result in losses or limit our growth.
We rely heavily on Oaktree’s financial, accounting, communications and other data processing systems. If such systems do not operate properly, are disabled or are compromised, we could suffer financial loss, a disruption of our business, liability, regulatory intervention or reputational damage. Such information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, computer viruses, cyber-attacks, or other events which are beyond our and Oaktree’s control.
In addition, we are highly dependent on information systems and technology. Oaktree’s information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.
We depend on Oaktree’s headquarters in Los Angeles, where a substantial portion of Oaktree’s personnel are located, for the continued operation of our business. An earthquake or other disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Insurance and other safeguards might only partially reimburse us for our losses, if at all.
In addition, we rely on third-party service providers for certain aspects of our business, including software vendors for portfolio management and accounting software, outside financial institutions for back office processing and custody of securities and third-party broker-dealers for the execution of trades. An interruption or deterioration in the performance of these third parties or failures of their information systems and technology could cause system interruption, delays, loss, corruption or exposure of critical data or intellectual property and impair the quality of our operations, which could impact our reputation and hence adversely affect our business.
Any such interruption or deterioration in Oaktree’s operations could result in substantial recovery and remediation costs and liability. While Oaktree has implemented disaster recovery plans and backup systems to lessen the risk of any material adverse impact, its disaster recovery planning may not be sufficient to mitigate the harm and cannot account for all eventualities, and a catastrophic event that results in the destruction or disruption of any data or critical business or information technology systems could severely affect our ability to conduct our business operations, and as a result, our future operating results could be materially adversely affected.
Our ability to significantly influence a company or an investment will expose us to additional risks of liability and may subject us to indemnification obligations.
In certain circumstances, we may have controlling interests in or the ability to significantly influence a company or investment. This exercise of control of, or significant influence over, a company or investment may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. Accordingly, we may have a more limited ability to protect our investment in issuers in which a controlling interest or position of significant influence has not been obtained. If these liabilities were to arise, we could suffer a significant loss. To the extent permitted by our charter, we may also be required to indemnify the Adviser and others in connection with litigation relating to such liabilities, as well as other matters arising as a result of the management of us, subject to certain conditions.
Our investment activities subject us to the risks of becoming involved in litigation by third parties.
Our investment activities subject us to the risks of becoming involved in litigation by third parties. This risk is heightened where we exercise control of, or significant influence in, a company or an investment’s direction. Such liabilities may be material and have an adverse effect on the returns from our investments. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent certain conduct by the Adviser, be payable from our assets. The Adviser and its affiliates may, but are not required to, purchase insurance for us, the Adviser and its affiliates, employees, agents and representatives. Additionally, our organizational documents, to the extent permitted by law, limit the circumstances under which the Adviser can be held liable to us and our stockholders. As a result, our stockholders may have a more limited right of action in certain cases than they would in the absence of this provision.
Further, in connection with the disposition of an investment, we may be required to make representations about such investment typical of those made in connection with the sale of similar investments. In the case of equity investments, this may include representations about the business and financial affairs of the issuer. We also may be required to indemnify the purchasers of an investment with respect to certain matters, including the accuracy of such representations. These arrangements may result in contingent liabilities for which the Adviser may establish reserves or escrows, and for which we may suffer a loss.
The Adviser may take actions to comply with anti-money laundering requirements.
The Adviser will be authorized, without the consent of any person, to take such action as the Adviser determines in its discretion to be reasonably necessary or advisable to comply, or to cause us to comply, with any anti-money laundering or anti-terrorist laws, rules, regulations, directives or special measures. In addition, the Adviser may disclose any information concerning us and one or more of our investors necessary or advisable to comply with applicable laws and regulations, including any money laundering or anti-terrorist laws or regulations to governmental authorities, self-regulatory organizations and financial institutions (in certain circumstances without notifying our investors that such information has been so provided).
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
The real estate industry is cyclical in nature, and a deterioration of real estate fundamentals generally, and in the United States in particular, will have an adverse effect on the performance of our investments. The value of real estate assets and real estate-related investments can fluctuate for various reasons. Real estate values can be seriously affected by many factors, including:

•	interest rate fluctuations and lack of availability of financing;

•	changes in global, national, regional or local economic, demographic or capital market conditions;

•	acts of war or terrorism;

•	bank liquidity;

•	increases in borrowing rates;

•	changes in environmental and zoning laws;

•	overbuilding and increased competition for properties targeted by our investment strategy;

•	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

•	changes in supply and demand fundamentals;

•	increases in property taxes;

•	casualty or condemnation losses;

•	bankruptcy, financial difficulty or lease default of a major tenant;

•	regulatory limitations on rent;

•	increased mortgage defaults and the availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable;

•	changes in laws, regulations and fiscal policies, including increases in property taxes and limitations on rental rates; and

•	wars, natural disasters, severe weather patterns, terrorist attacks and similar events.
All of these factors are beyond our control. Moreover, certain significant expenditures associated with real estate (such as real estate taxes, maintenance costs and, where applicable, mortgage payments) have no relationship with, and thus do not diminish in proportion to, a reduction in income from the property. Any negative changes in these factors could impair our ability to meet our obligations and make distributions to stockholders, and could adversely impact our ability to effectively achieve our investment objectives and reduce the overall returns on our investments.
Our success is dependent on general market and economic conditions.
Our activities and investments could be materially adversely affected by the instability in the U.S. or global financial markets,

or changes in market, economic, political or regulatory conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation of our investments), trade barriers and currency exchange controls, and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) in respect of the countries in which we invest, as well as by numerous other factors outside the control of the Adviser or its affiliates. These factors may affect the level and volatility of real estate and securities prices and the liquidity of our investments, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. These factors are outside of our control and the control of the Adviser and its affiliates.
Oaktree’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Oaktree’s business and operations (including the Adviser) and thereby could impact us. Moreover, a recession, slowdown and/or sustained downturn in the U.S. or global economy (or any particular segment thereof) or weakening of credit markets will adversely affect the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or effectively exit or realize upon investments on favorable terms. Any of the foregoing events could result in substantial or total losses to us in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a particular portfolio company’s capital structure.
For example, as a result of the recent financial crisis, the availability of debt financing secured by commercial real estate had been significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or tenant improvements. Any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the cash available to satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.
In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could adversely affect global economic conditions and world markets and, in turn, could adversely affect our performance. The economies of particular individual emerging markets countries may differ favorably or unfavorably from one another in such respects as growth of gross domestic product, rate of inflation, currency depreciation, capital reinvestment, resource self-sufficiency and balance of payments position. Governments of many emerging markets countries have exercised and continue to exercise substantial influence over many aspects of the private sector.
We may be adversely affected by the foregoing events, or by similar or other events in the future. In the longer term, there may be significant new regulatory actions and other events that could limit our activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of a severe worldwide economic downturn. Consequently, we may not be capable of, or successful at, preserving the value of our assets, generating positive investment returns or effectively managing risks.
Further disruption and deterioration of the global debt markets (particularly the U.S. debt markets) or a significant rise in market perception of counterparty default risk would be likely to affect the value of our investments and significantly reduce investor demand for, and liquidity of, all securities. Oaktree itself could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Similarly, Oaktree’s portfolio companies historically have regularly utilized the corporate debt markets in order to obtain financing for their operations. Ongoing disruptions in the global credit markets may affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.
Recent developments in global financial markets have illustrated that the current environment is one of uncertainty for financial services companies. The existence of such events has had, and the continuation or worsening of any such events, or other events, may have or continue to have, a material adverse effect on the availability of credit to businesses generally and may lead to further overall weakening of the U.S. and global economies. Any resulting economic downturn could adversely affect the financial resources of our investments (in particular those investments that provide credit to third parties or that otherwise participate in the credit markets), which in turn may adversely affect or restrict our ability to sell or liquidate investments at favorable times or at favorable prices or which otherwise may have an adverse impact on our business and operations, restrict our investment activities and/or impede our ability to effectively achieve our investment objective. In addition, new regulations may be issued in response to economic or political developments that could limit our activities and investment opportunities or change the functioning of the capital markets.
Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

Certain of our investments may result in reporting and compliance obligations under the applicable regulations of the various jurisdictions in which we make investments. To the extent that we or our investments are or may become subject to regulation by various agencies in the United States, the European Union and other jurisdictions, the costs of compliance will be borne by us. In addition, our investments are or may become subject to regulation by various governmental agencies within or outside the United States. Any change in the laws or regulations governing our operations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. We cannot predict whether new legislation or regulation will be enacted by legislative bodies or governmental agencies, nor can we predict what effect such legislation or regulation might have. There can be no assurance that new legislation or regulation, including changes to existing laws and regulations, will not have a material negative impact on our investment performance.
Moreover, the SEC and various other U.S. federal, state and local agencies may conduct examinations and inquiries into, and bring enforcement and other proceedings against us, the Adviser, Oaktree or their respective affiliates. We, the Adviser, Oaktree or their respective affiliates may receive requests for information or subpoenas from the SEC and other state, federal and non U.S. regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests may relate to a broad range of matters, including specific practices of the Adviser or Oaktree or the securities in which Oaktree invests on behalf of its clients or industry wide practices. The costs of any such increased reporting, registration and compliance requirements may be borne by us and may furthermore place us at a competitive disadvantage to the extent that the Adviser, Oaktree or their respective affiliates are required to disclose sensitive business information.
Financial deregulation measures proposed by the Trump administration and members of the U.S. Congress may create regulatory uncertainty for the financial sector, increase competition from banks and other financial institutions and adversely affect our business, financial condition and results of operations.
The Trump administration’s legislative agenda may include certain deregulatory measures for the U.S. financial services industry, including changes to existing risk retention requirements, Basel III capital requirements, the FSOC’s authority and other aspects of the Dodd-Frank Act. On February 3, 2017, President Trump signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order.
The scope of any potential legislation is unknown. However, in the absence of legislative change, the Trump administration may influence the substance of regulatory supervision through the regulatory process and the appointment of individuals to the Federal Reserve Board and other financial regulatory bodies. On June 12, 2017, the U.S. Department of the Treasury issued recommendations for streamlining banking regulation and taking other measures, many of which do not require legislative action.
Measures focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our business. Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect our revenues.
Determining the full extent of the impact on us of any such potential financial reform legislation, or whether any such particular proposal will become law, is impossible. However, any such changes may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which business is conducted, or may ultimately have an adverse impact on the competitiveness of certain non-bank financial service providers compared to traditional banking organizations.
Our portfolio may be concentrated in a limited number of industries, geographies or investments.
Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. To the extent the Adviser concentrates our investments in a particular type of asset or geography, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography, as well as the negative consequences of a single corporate, economic, political or regulatory event. For investments that we intend to finance (directly or indirectly), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.
We may change our investment and operational policies without stockholder consent.
Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this annual report and the prospectus for the Offering. Our board of directors also approved very broad investment guidelines with which we must comply, but these guidelines provide the Adviser with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.
Real estate valuation is inherently subjective and uncertain.
The valuation of real estate and therefore the valuation of any underlying security relating to loans made by us is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. In addition, where we invest in construction loans, initial valuations will assume completion of the project. As a result, the valuations of the real estate assets against which we will make or acquire loans are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.
Projections are inherently subject to uncertainty and factors beyond the control of the Adviser.
We may rely upon projections developed by the Adviser or a third party concerning an investment’s future performance and cash flow, including when deciding that the possibility of actual adversity in connection with an investment in a different part of a capital structure is remote. Projections are inherently subject to uncertainty and factors beyond the control of the Adviser. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. Different assumptions may produce different results. The inaccuracy of certain assumptions, the failure to satisfy certain financial requirements and the occurrence of other unforeseen events could impair the ability of a property, real estate asset or portfolio company to realize projected values and cash flow and could trigger the need for us to remain passive in the event of a restructuring. In addition, prospective investors should note that projected performance is not indicative of future results and there can be no assurance that the projected results or expected returns will be achieved or that we will be able to effectively implement its investment objective.
In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of potential portfolio properties, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.
Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each potential investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment banks and other third parties, including affiliates of the Adviser or Oaktree, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. Further, where affiliates of Oaktree are utilized, if at all, the Adviser’s management fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Adviser is unable to timely engage third-party providers, their ability to evaluate and make more complex investments could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Adviser will rely on any available resources, including information provided by an underlying borrower and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this annual report and the prospectus for the Offering, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. There can be no assurance that we will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices of the obligor during the due diligence phase or during its efforts to monitor the investments on an ongoing basis or that any risk management procedures implemented by us will be adequate. In the event of fraud by any obligor of a loan originated or acquired by us or any of our subsidiaries, we may suffer a partial or total loss of its loan made to such obligor. An additional concern is the possibility of material misrepresentation or omission on the part of such obligor. Such inaccuracy or incompleteness may adversely affect the value of the investments. We will rely upon the accuracy and completeness of representations made by such obligor in the due diligence process to the extent reasonable when it makes investments, but cannot guarantee such accuracy or completeness.
 Our results of operations may be adversely affected as a result of any investment analyses and decisions that the Adviser makes on an expedited basis.
Investment analyses and decisions by the Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited, and the Adviser may not have access to detailed information regarding the underlying real estate-related asset, such as physical and structural condition and characteristics, environmental matters, zoning regulations, or other local conditions affecting the underlying real estate-related asset. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment and we may make investments which we would not have made if more extensive due diligence had been undertaken. In addition, the Adviser expects to rely upon certain independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants, and we may incur liability as a result of such consultants’ actions.
Difficulty in redeploying the proceeds from our disposed or repaid investments may cause our financial performance and returns to investors to suffer.
In light of the need to be able to deploy capital quickly to capitalize on potential investment opportunities or to establish reserves for anticipated debts, liabilities or obligations, including liquidity needs, cash may be held by us in money market investments pending deployment into other investments, the amount of which may at times be significant. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market investments or other similar temporary investments pending deployment into other investments. While the duration of any such holding period is expected to be relatively short, in the event the Adviser is unable to find suitable investments, such cash positions (including money market investments) may be held for longer periods, which would be dilutive to overall investment returns. It is not anticipated that the temporary investment of such cash into money market investments will generate significant interest, and such low interest payments on the temporarily invested cash may adversely affect our overall investment returns.
Competition in acquiring properties may reduce our profitability and our results of operations.
The activity of identifying, completing and realizing attractive real estate and real estate-related investments is highly competitive and involves a high degree of uncertainty and risk. We face competition for investments from other real estate investment vehicles, as well as individuals and companies, publicly-traded REITs, financial institutions (such as mortgage banks and pension funds), hedge funds and investment funds affiliated with other financial sponsors or institutional real estate investors, private equity and debt investors, and credit vehicles. Further, over the past several years, many real estate funds and publicly traded REITs have been formed (and many such existing funds have grown in size) for the purpose of investing in real estate assets and real estate debt. In recent years, hedge funds and other participants have also become increasingly active in the private mezzanine market. Other funds may have investment objectives that overlap with us, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. The competitive pressures could impair our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities. Despite the difficulties faced by many financial sponsors and private investment firms with respect to raising capital for alternative asset management programs, real estate remains an attractive sector and firms that have successful track records in exploiting opportunities within that space maintain and continue to raise extraordinary amounts of capital, which further increases the competition for attractively priced real estate assets. There can be no assurance that the Adviser will be able to locate, complete and exit investments which satisfy our objectives, or realize upon their values. These risks may be exaggerated as a result of the rotational allocation policy adopted by Oaktree.
Furthermore, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Also in recent years, hedge funds and other participants have become increasingly active in the private mezzanine market. It is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affecting the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our results of operations may be adversely impacted.
We face risks associated with property acquisitions.
We intend to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•	we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;

•	acquired properties may fail to perform as expected;

•
acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.
In addition, we may acquire assets that require some amount of capital investment in order to be repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate and there is no guarantee that any repositioning will be successful, or that the actual costs will not be greater than our estimates.
We may make joint venture investments, including with other Oaktree managed funds and accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
We may co-invest with other Oaktree managed funds and accounts or third parties through funds, joint ventures or other entities. Under our charter, we may invest in joint ventures with Oaktree or its affiliates, including the Adviser, only if a majority of our board of directors (including a majority of independent directors) not otherwise interested in the transaction approve such investment as being fair and reasonable to us and on substantially the same terms and conditions as, or more favorable than, those received by other joint venturers.
Joint venture investments may involve risks not present in investments where a third party is not involved, including the possibility that a co-venturer or partner may at any time have other business interests and investments other than the joint venture with us, may have economic or business goals different from ours, and may be in a position to take actions contrary to our policies or objectives. Joint venture partners might become bankrupt or fail to fund their required capital contributions. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may be liable for actions of its co-venturers or partners. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement. Such investments may have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner has full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. In addition, such arrangements are likely to involve restrictions on the resale of our interest in the joint venture.
Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Oaktree affiliates) include:

•
the joint venture partner may have economic or other interests that are inconsistent with our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture;

•	tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner may cause it to want to take actions contrary to our interests;

•	the joint venture partner may have joint control of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;

•
under the joint venture arrangement, neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Oaktree;

•
under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so; and

•	our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such other vehicle not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time.
Furthermore, we may have conflicting fiduciary obligations if we acquire properties with our affiliates or other related entities. As a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.
Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.
The sale and disposition of real properties carry certain litigation risks at the property level that may reduce our profitability.
The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired by us in relation to activities that took place prior to our acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made, if such buyer is passed over in favor of another as part of our efforts to maximize sale proceeds. Similarly, successful buyers may later sue us under various damage theories, including those sounding in tort, for losses associated with latent defects or other problems not uncovered in due diligence.
Additionally, because the effectiveness of judicial systems in the countries in which we may invest varies, we may have difficulty in foreclosing or successfully pursuing claims in the courts of certain countries as compared to the United States. Further, to the extent we obtain a judgment but are required to seek its enforcement in the courts of one of the countries in which we invest, there can be no assurance that such courts will enforce such judgment. The laws of many nations lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization and creditors’ rights.
We will depend on tenants for our revenue, and therefore our revenue will be dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.
Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court for an additional 90 days. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.
Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
We may be unable to renew leases as leases expire.
We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could adversely impact our operating results.
We may be required to expend funds to correct defects or to make improvements before a tenant can be found for a property at an attractive lease rate or an investment in a property can be sold. No assurance can be given that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These factors and others that could impede our ability to respond to adverse changes in the performance of our properties could significantly affect our financial condition and operating results.
Leases with retail properties’ tenants may restrict us from re-leasing space.
Most leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.
Our properties will face significant competition.
We may face significant competition from owners, operators and developers of properties. Substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.
Our properties may be leased at below-market rates under long-term leases.
We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.
We will depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.
Public utilities, especially those that provide water and electric power, will be fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services.
We may experience material losses or damage related to our properties and such losses may not be covered by insurance.
We may experience losses related to our properties arising from natural disasters and acts of God, vandalism or other crime, faulty construction or accidents, fire, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes, typhoons and floods, though certain losses of a catastrophic nature may be uninsurable or insurable at such high rates that to maintain such coverage would cause an adverse impact to our profitability. Moreover, there can be no assurance that any insurance coverage we carry will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance for a property. As a result, not all investments may be insured against terrorism. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
We could become subject to liability for environmental violations, regardless of whether we caused such violations.
Our investments may be exposed to substantial risk of loss from environmental claims arising from underlying real estate-related assets with undisclosed or unknown environmental problems or as to which inadequate reserves had been established, as well as from occupational safety issues and concerns. For instance, we could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or operator of real property may be liable for the cost to remove or remediate asbestos or other hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. These and related costs, including governmental fines and costs of injuries to persons and property, could be substantial, and substantially in excess of the value of the property, and liability under these laws may attach whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred. Further, even if we are indemnified by an obligor against losses and liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial ability of such obligor to satisfy such indemnities or our ability to achieve enforcement of such indemnities.
In addition, third parties may sue the owner or operator of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Noncompliance with environmental regulations may allow a governmental authority to order the owner/operator to cease operations at the property or to incur substantial costs and expenses to bring the property into compliance through the implementation of burdensome remediation or prophylactic measures. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that environmental laws relating to real estate transactions will not be amended in ways that could adversely affect our investments, that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of tenants, the existing condition of the land or operations in the vicinity of such properties. There can also be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition.
Moreover, the presence of hazardous or toxic substances, or the failure to properly remediate contamination from such substances, may adversely affect the value of a property, which could have an adverse effect on our return from the related investment. In addition, a remediated property may attract a limited number of potential purchasers because of such property’s history of contamination, which might also adversely affect the owner’s ability to sell this property. A transfer of property may also not relieve from liability a person who owned the property at a time when hazardous or toxic substances were disposed of on, or released from, such property.
Furthermore, when compared to the United States, the historical lack or inadequacy of environmental regulation in certain other countries has led to widespread pollution of air, ground and water resources, and the legislative framework for environmental liability in such countries has not been fully established or implemented. The extent of responsibility, if any, for the costs of abating environmental hazards may be unclear when we are considering an investment, either within or outside the United States.

Our costs associated with complying with the Americans with Disabilities Act of 1990 (the “ADA”) may affect cash available for distribution.
Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.
The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may not acquire properties that comply with the ADA or we may not be able to allocate the burden on the seller or other third-party, such as a tenant, to ensure compliance with the ADA in all cases.
The properties we acquire will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.
Any properties we acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.
Certain of our investments may be in the form of ground leases, which provide limited rights to the underlying property.
We may invest in real estate properties that are subject to ground leases. As a lessee under a ground lease, we may be exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may adversely impact our investment performance. Furthermore, ground leases generally provide for certain provisions that limit the ability to sell certain properties subject to the lease. In order to assign or transfer rights and obligations under certain ground leases, we will generally need to obtain consent of the landlord of such property, which, in turn, could adversely impact the price realized from any such sale.
Certain properties may require permits or licenses.
A license, approval or permit may be required to acquire, develop or reposition certain investments and their direct or indirect holding companies (or registration may be required before an acquisition can be completed). There is no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected. A failure to obtain such a license, approval or permit may result in broken deal fees and expenses and/or otherwise result in the investment opportunity materially underperforming the original investment thesis.
We will face risks in effecting operating improvements.
In some cases, the success of an investment will depend, in part, on our ability to restructure and effect improvements in the operations of a property. The activity of identifying and implementing restructuring programs and operating improvements at property entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.
We will face legal risks when making investments.
Investments are usually governed by a complex series of legal documents and contracts. As a result, the risk of dispute over interpretation or enforceability of the documentation may be higher than for other investments. In addition, it is not uncommon for investments to be exposed to a variety of other legal risks. These can include, but are not limited to, environmental issues, land expropriation and other property-related claims, industrial action and legal action from special interest groups.
We may be adversely affected by trends in the office real estate industry.
Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders. We may also be negatively impacted by competition from other short-term office or shared space leasing companies.
Our industrial tenants may be adversely affected by a decline in manufacturing activity in the United States.
Fluctuations in manufacturing activity in the United States may adversely affect our industrial tenants and therefore the demand for and profitability of our industrial properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties.
Certain of our industrial properties may be special use and/or build-to-suit and may be difficult to sell or relet upon tenant defaults or lease terminations.
Certain of our industrial properties may include special use and/or build-to-suit properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With such properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant, finance the property or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or relet our industrial properties and adversely affect our results of operations at such properties.
We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing.
Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:

•	make it more difficult for us to secure new takeout financing for any multifamily development projects we acquire;

•	hinder our ability to refinance any completed multifamily assets;

•	decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of multifamily assets and;

•	require us to obtain other sources of debt capital with potentially different terms.
Short-term multifamily community leases associated with any multifamily residential properties we acquire may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to our stockholders.
We expect that, to the extent that we invest in any multifamily residential properties, substantially all of our multifamily community leases will be on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
Increased levels of unemployment could adversely affect the occupancy and rental rates of any multifamily residential properties we acquire.
Increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•	rental residents deciding to share rental units and therefore rent fewer units;

•	potential residents moving back into family homes or delaying leaving family homes;

•	a reduced demand for higher-rent units;

•	a decline in household formation;

•	persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;

•	the inability or unwillingness of residents to pay rent increases; and

•	increased collection losses.
These factors generally have contributed to lower rental rates. To the extent that we invest in any multifamily residential properties, our results of operations, financial condition and ability to make distributions to our stockholders may be adversely affected if these factors do not improve or worsen.
If any credit market disruptions or economic slowdowns occur, any investments in multifamily residential properties may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Any multifamily communities in which we invest may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area in the event of any tightening of mortgage lending underwriting criteria, homeowner foreclosures, declines in single-family home and condominium sales or lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our multifamily residential properties.
Lower revenue growth or significant unanticipated expenditures may result from changes in rent control or rent stabilization laws or other residential landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. For example, in 2016 in Mountain View, California, the voters passed a referendum that limits rent increases on existing tenants (but not on new move-ins) in communities built before 1995. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with investments in residential properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.

The multifamily residential properties in which we invest must comply with the Fair Housing Amendment of 1988.
The multifamily residential properties in which we invest domestically, if any, must comply with the Fair Housing Amendment Act of 1988 (“FHAA”) which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.
Our retail tenants will face competition from numerous retail channels.
Retailers leasing our properties will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.
Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.
We may acquire retail properties in the future. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.
The hospitality or leisure industry is seasonal.
The hospitality or leisure industry is seasonal in nature. Seasonal slowdown is generally in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of the seasonality of the hospitality or leisure industry, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties that we may own. In addition, any such properties that we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel.
The hospitality or leisure market is highly competitive and generally subject to greater volatility than our other market segments.
The hospitality or leisure business is highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. Competition also comes from non-traditional hospitality sources, such as home-sharing platforms. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. This volatility in room demand and occupancy rates could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.
General Risks Related to Real Estate-Related Investments
Investments in real estate-related debt securities are subject to various risks, including creditor risks and early redemption features, which may materially adversely affect our results of operations and financial condition.
We expect to invest in public and/or private debt investments and other obligations relating to real estate assets and/or real estate-related companies. The value of these debt investments and whether and to what extent such investments perform as expected will depend, in part, on the prevailing conditions in the market for real estate investment generally and, in particular, on the value of the underlying real estate asset collateral or real estate-related companies to which such debt investments relate.
Investments in real estate debt also involve many unique risks. For example, debt instruments may be “non-recourse” loans where the sole recourse for the repayment will be the underlying real estate-related asset. As a result, the ability of obligors to make payments is dependent upon the underlying real estate-related asset rather than upon the existence of independent income or assets of such obligors or any parent guarantees. The debt securities and instruments that we invest in may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in obligors of such securities or loans repaying principal to us earlier than expected, resulting in a lower return to us than projected (even taking into consideration any make-whole or similar feature). In addition, certain of the debt securities and instruments in which we invest may be structured so that all or a substantial portion of the principal will not be paid until maturity, which increases the risk of default at that time.
We may invest in mortgages, real estate loans, securities and other relatively illiquid investments.
Subject to the limitations in our charter, we may invest in mortgages, real estate loans, securities and other relatively illiquid investments. All or a significant portion of our assets may consist of private investments, investments that are thinly-traded, investments for which no market exists or investments that are restricted as to their transferability under applicable securities laws or documents governing particular transactions of us. Some securities or instruments that were liquid at the time they were acquired may, for a variety of reasons which may not be in our control, later become illiquid. This factor may have the effect of limiting the availability of these securities or instruments for purchase by us and may also limit our ability to sell such investments at their fair market value in response to changes in the economy or the financial markets. Due to securities regulations governing certain publicly-traded equity securities, our ability to sell securities could also be diminished with respect to equity holdings that represent a significant portion of the issuer’s securities (particularly if we have designated one or more directors of the issuer). As a result, we may be unable to effectively dispose of certain assets on favorable terms or at all, which could adversely affect our profitability.
We may face risks in connection with frequent trading in and high portfolio turnover of our real-estate related debt portfolio.
The different strategies used by the Adviser in our real-estate related debt portfolio may, from time to time, require frequent trading and a high portfolio turnover. The more frequently we trade, the higher the commission and transaction costs and certain other expenses involved in our operations. These costs will be borne by us regardless of the profitability of our investment and trading activities. In addition, a high portfolio turnover may increase the recognition of short-term, rather than long-term, capital gains.
We may invest in distressed securities and some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid, and which may subject us to losses and other risks relating to bankruptcy proceedings.
While we intend to invest primarily in “performing” real estate loans and other debt securities, real estate loans acquired by us may be non-performing at the time of their acquisition and/or may become non-performing following their acquisition for a wide variety of reasons. Such non-performing real estate loans may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of such loan. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, replacement “takeout” financing will not be available. Purchases of participations in real estate loans raise many of the same risks as investments in real estate loans and also carry risks of illiquidity and lack of control.
The Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate loans purchased by us. The foreclosure process varies by jurisdiction and can be lengthy and expensive. Borrowers often assert claims, counterclaims and defenses to delay or prevent foreclosure actions, which can prolong and complicate an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, a borrower may have the ability to file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the process, and materially increasing the expense thereof which expenses may or may not be recoverable by us. See - “There are a number of significant risks when investing in properties, real estate assets and companies involved in bankruptcy proceedings.” Foreclosure litigation may create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. In addition, anti-deficiency and related laws in certain states and countries limit recourse and remedies available against borrowers in connection with or as a result of foreclosure proceedings or other enforcement actions taken with respect to such borrowers. Such laws can result in the loss of liens on collateral or personal recourse against a borrower altogether.
Investments in subordinated debt carry greater risks than those associated with senior obligations.
The debt securities and instruments in which we may invest include secured or unsecured debt at various levels of an issuer’s capital structure. As part of our investment strategy, it is anticipated that we will invest in a range of mezzanine, junior tranches of debt securities in an issuer’s capital structure and pools or tranches of CMBS comprised of securities that are subordinated or otherwise junior in an issuer’s capital structure. To the extent we invest in unsecured or relatively junior debt securities in an issuer’s capital structure, such investments may be subordinated to substantial amounts of senior secured indebtedness. Investments in subordinated debt securities involve greater credit risk of default than the more senior classes of such issuance or series. Subordinated or junior tranches in an issuer’s capital structure absorb losses from default before other more senior tranches to which such junior tranches are subordinate. As a result, to the extent we invest in such debt, we would potentially receive payments or interest distributions after, and must bear the effects of losses or defaults on the underlying mortgage loans before, the holders of other more senior tranches of debt.
In addition, our ability to influence an issuer’s affairs is likely to be substantially less than that of senior creditors. Mezzanine and B-note loans are typically subject to intercreditor arrangements, the provisions of which may prohibit or restrict the ability of the holder of a mezzanine or B-note loan to (i) exercise remedies against the collateral with respect to their loans; (ii) challenge any exercise of remedies against the collateral by the first-lien lenders with respect to their first liens; (iii) challenge the enforceability or priority of the first liens on the collateral; and (iv) exercise certain other secured creditor rights, both before and during a bankruptcy of the borrower. Accordingly, our ability to influence an obligor’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of a senior creditor. For example, under terms of intercreditor agreements, senior creditors will typically be able to restrict the exercise by us of our rights as a creditor. Accordingly, we may not be able to take the steps necessary to protect our investments in a timely manner or at all.
Further, unlike mortgage financings in which a lender makes a loan to a property owner in exchange for a security interest in the underlying real property, real estate mezzanine financing is generally made to a direct or indirect parent of the property owner in exchange for a direct or indirect pledge of the equity interest in the property owner. The parent of the property owner is commonly set up as a single purpose entity intended to be a “bankruptcy remote” entity which owns only the equity interest in the property owner. In such a circumstance, our remedies in the event of non-performance would include foreclosure on the equity interests pledged by the parent of such property. While the foreclosure process on such equity interests is generally faster and less cumbersome than foreclosure on real property, such foreclosure process may nevertheless involve the risks discussed in the preceding paragraph. Furthermore, such mezzanine financing may involve multiple levels of mezzanine loans to multiple levels of mezzanine borrowers (each pledging its equity interest in the borrower under the more senior financing as collateral), and therefore our investments may be negatively affected by separate levels of mezzanine financing. There can also be no guarantee that in such circumstances we will be able to negotiate favorable intercreditor rights between itself as mezzanine lender and the senior lenders. In order to realize on its collateral, a mezzanine lender may need to repay the mezzanine borrower’s indebtedness to more senior lenders to which the assets of such borrower or its subsidiaries are pledged. In addition, in the event of a foreclosure, a mezzanine lender risks becoming the equity owner of a company or other legal entity with substantial liabilities which could exceed the value of its assets.
The debt securities and instruments in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency. Debt investments are also subject to other creditor risks, including the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws; so-called lender liability claims by the issuer of the obligations; and environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected and thereby limiting the amount of income earned by us from such investments. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity securities we receive may become worthless.
Our debt investments face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.
Early repayment of loans originated or acquired by us may adversely affect the value of our investment portfolio. Prepayment on our investments, where contractually permitted, will be influenced by changes in the performance of underlying real estate assets and a variety of economic, geographic and other factors beyond our control. We may invest in loans and other assets secured or, in the case of certain assets (including mezzanine loans and preferred equity), supported by transitional real estate assets. Significant improvement in the performance of such assets may result in prepayments as other, less expensive or restrictive financing alternatives become available to the borrower. Consequently, prepayment rates cannot be predicted with certainty, and no strategy can completely insulate us from increases in such rates. Furthermore, we may acquire debt at a discount or premium, and our anticipated yield on such assets would be impacted if such debt is prepaid more quickly than anticipated. Under certain prepayment scenarios, we may fail to recoup fully the cost of its investment. While we may be entitled to fees upon prepayment, such fees may not adequately compensate us as the functional equivalent of a “make whole” payment. Furthermore, we may not be able to structure future investments to impose a make whole obligation upon a borrower in the case of an early prepayment. While interest rates are currently expected to remain at favorable rates in the near term, there is a consensus that the U.S. Federal Reserve will continue to increase benchmark interest rates, which could negatively impact the price of debt securities and could adversely affect the value of our investments.
Our performance may be impacted by the performance of institutions with which we do business.
The institutions, including brokerage firms and banks, with which we will do business (including swap counterparties), or to which securities will be entrusted for custodial and prime brokerage purposes, may encounter financial difficulties, fail or otherwise become unable to meet their obligations. In light of continued market turmoil and the overall weakening of the financial services industry, our, our prime brokers’ and other financial institutions’ financial condition may be adversely affected and may become subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on our activities and operations. The prime brokers that we engage may experience financial difficulties, and therefore, we may be exposed to similar or other financial problems resulting from the insolvency or financial difficulties of one or more of our prime brokers.
Moreover, any cash and securities maintained by us in accounts of U.S. broker-dealers registered with the SEC and the U.S. Financial Industry Regulatory Authority are protected only to a limited degree by the U.S. Securities Investor Protection Corporation (the “SIPC”). Because securities owned by us which are held by broker-dealers (including any prime brokers) are generally not held in our name, a bankruptcy of any such broker-dealer is likely to have a greater adverse impact on us than if such securities were registered in our name. In the event of the bankruptcy of a broker-dealer, if sufficient funds are not available in the broker-dealer’s customer accounts to satisfy claims, the reserve funds of the SIPC would be expected to supplement the distribution. Therefore, we could be at risk of loss for any amounts in excess of the SIPC limit to the extent that the broker-dealer does not maintain insurance sufficient to cover any amounts owed. Assets held outside the United States may be subject to different or diminished protection in the event of a counterparty failure located in such jurisdiction. Consequently, in some cases, we may become an unsecured creditor in bankruptcy or liquidation proceedings outside of the United States.
Additionally, we may, from time to time, purchase, sell or lend securities through either a U.S. prime broker or a non-U.S. affiliate of such prime broker and have assets held at accounts of such prime broker or its non-U.S. affiliate. If our assets are held at a U.S. prime broker, in the event of the bankruptcy or insolvency of such prime broker, even if assets are segregated, we are subject to the risk that we will not receive a complete return of those assets. Under SEC rules, the prime broker must segregate “fully paid” customer securities and “excess margin securities” for the benefit of customers. In addition, pursuant to the SEC reserve formula, the prime broker must place customer funds in a segregated account for the benefit of customers to assure that there will be sufficient assets to satisfy all customer claims. Nonetheless, except with respect to physical securities held in our name, we will not have a right to the return of specific assets but rather will generally have a claim based on the net equity in its account. A customer’s net equity claim equals the dollar value of (a) all cash held in a customer’s account for the purchase of securities (including proceeds from the sale of securities) plus (b) the value of securities held in such account (determined as of the date of the bankruptcy petition filing), less any amounts owed by the customer to the broker-dealer. With respect to securities, we will be entitled to its proportionate share of securities held by the prime broker on behalf of all customers. If there is a shortfall, the customers will share proportionally in the loss. With respect to cash, there will be a net calculation whereby all obligations owed to the prime broker are netted against all cash owed to customers. SIPC will guarantee the shortfall up to $500,000 per customer account with a maximum of $250,000 in cash. Many firms have additional liquidation insurance which may supplement the SIPC insurance coverage. In the event that there are still customer shortfalls after all of the insurance coverage has been exhausted we will become a general unsecured creditor of the prime broker for the remainder of its claim. In the event that our assets are used to support margin loans or are otherwise re-hypothecated pursuant to our permission, the assets will not be protected under the SEC segregation requirement, reserve formula or SIPC liquidation insurance.
Further, not all activities or transactions conducted with the prime broker are subject to these customer protection rules. If the assets are custodied with a non-U.S. broker-dealer, the above U.S. regulations do not apply and the law in the local jurisdiction will govern the disposition of assets of the broker-dealer upon liquidation. Such proceedings may be time consuming and costly.
There can be no assurance that we will wish to make follow-on investments or that we will have sufficient funds to do so.
We may be called upon to provide follow-on funding for our investments or have the opportunity to increase our investment in such investments. Such follow-on funding may include funds required to cure or satisfy a senior loan where we hold an interest in a subordinated loan (such as a mezzanine loan) or to make improvements to real estate on which we foreclose. There can be no assurance that we will wish to make follow-on investments or that we will have sufficient funds to do so. Any decision by us not to make follow-on investments or our inability to make them may have a substantial negative impact on an investment in need of such an investment or may diminish our ability to influence such investment’s future development. There can be no assurance that the Adviser will be able to predict accurately how much capital may need to be reserved by us for participation in follow-on investments. If more capital is reserved than is necessary, then we may receive a lower allocation of other investment opportunities. If less capital is reserved than is necessary, then we may not be able to fully protect or enhance its existing investment. Subject to obtaining any required approvals from our board of directors, Other Oaktree Accounts (including the other Real Estate Accounts) may participate in follow-on investment opportunities with respect to our investments, thereby resulting in dilution to us with respect to such investments.
Certain risks associated with CMBS may adversely affect our results of operations and financial condition.
We may invest in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages or real property that have a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. CMBS are issued with varying structures, including senior and subordinated classes. The commercial mortgages underlying CMBS generally have shorter maturities than residential mortgages, allow a substantial portion of the loan balance to be paid at maturity, commonly known as a “balloon payment,” and are usually non-recourse against the commercial borrower.
Investments in CMBS are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risks. These risks may be magnified by volatility in the credit and commercial real estate markets. The investment characteristics of CMBS differ from traditional debt securities in a number of respects, and are similar to the characteristics of structured credit products in which investors participate through a trust or other similar conduit arrangement. Commercial mortgage loans are obligations of the borrowers thereunder and are not typically insured or guaranteed by any other person or entity. While we intend to analyze and underwrite our CMBS investments from a fundamental real estate perspective, there can be no assurance that such underwriting practices will yield their desired results or that we will be able to effectively achieve our investment objectives.
The prospect of full repayment of the commercial mortgage loans underlying CMBS depends on the ability of the commercial borrower to generate current income from its commercial property. The ability to generate current income from a commercial property is affected by a variety of factors. Such factors include differences in the management ability and track record of the commercial borrower, and geographic and/or industry concentration. Commercial borrowers may also lack the incentive to invest the funds necessary to maintain and attract tenants in the properties underlying the commercial mortgage loans to the extent the value of the mortgage exceeds the property value. Unlike residential mortgage loans, most commercial mortgage loans are not significantly amortized over the loans’ terms. Instead, with most commercial mortgage loans the bulk of the loan balance is payable at maturity with a one-time payment, commonly known as a “balloon payment.” Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing, which can be negatively impacted by a difficult credit environment. Usually, a commercial borrower will seek out another loan to satisfy the balloon payment on a commercial mortgage loan. Therefore, full satisfaction of a commercial mortgage loan will be affected by a commercial borrower’s access to credit. In certain situations, including during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower.
Commercial borrowers have a variety of management and industry track records. There are many differences between commercial borrowers’ capital structures, prior and/or current debt obligations and management abilities. The successful generation of current income from a commercial borrower’s property will be heavily influenced by a commercial borrower’s ability to handle the relevant issues that are part of the commercial property management industry. A variety of ability levels will affect the successful generation of current income and, ultimately, the risk of default on a commercial borrower’s commercial mortgage loan. Differences in the management ability among commercial borrowers may have an impact on the capacity of a commercial borrower to repay fully its commercial mortgage underlying CMBS.
The value of CMBS is subject to risk from possible geographic and/or industry concentration. Certain geographic regions and/or industries may be more adversely affected from economic pressures when compared to other geographic regions and/or industries. A pool of CMBS backed by commercial mortgage loans with a substantial geographic and/or industry concentration will be more susceptible to the economic environment of such concentrated geographic regions and/or industries, and therefore could incur an increased loss in value.
Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan underlying CMBS, the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the loans comprising a pool or tranche of CMBS in which we invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans underlying the CMBS will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property and the financial circumstances of the borrower. A decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. In certain instances, a negotiated settlement or an amendment to the terms of the commercial mortgage loan are the only options before an ultimate foreclosure on the commercial property. Foreclosure is costly and often protracted by litigation and bankruptcy restrictions. The ultimate disposition of a foreclosed property may also yield a price insufficient to cover the cost of the foreclosure process and the balance attached to the defaulted commercial mortgage loan. It may be difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of CMBS. There can be no guarantee that our investments in CMBS will not be adversely affected by such risks.
In addition to investing in pools or tranches of CMBS, we may in certain circumstances invest in CMBS relating to a single issuer or a handful of issuers, which involves a high degree of concentrated risk with no certainty of any return of capital. These risks may be further pronounced in cases where the CMBS is secured by a relatively small or less diverse pool of underlying loans or real estate assets. Certain geographic regions and/or industries may be more adversely affected from economic pressures when compared to other geographic regions and/or industries. A pool of CMBS backed by commercial mortgage loans with a substantial geographic and/or industry concentration will be more susceptible to the economic environment of such concentrated geographic regions and/or industries, and therefore could be at greater risk for a substantial loss in value.
Our obligations in connection with investments in bank loans and participations will be subject to unique risks.
We may invest in bank loans (which may include mortgages and loans secured by real estate assets), participations in loans by way of a syndication or otherwise and credit-linked notes (“CLNs”). These obligations are subject to unique risks, including:

•	the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights and bankruptcy laws;

•	so-called lender-liability claims by the issuer of the obligations;

•	environmental liabilities that may arise with respect to collateral securing the obligations;

•	limitations on our ability to enforce directly its rights with respect to participations and CLNs.
In analyzing each bank loan, participation or CLN, the Adviser will compare the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks, absent certain conduct by the Adviser, Oaktree, their respective affiliates and certain other individuals, will be borne by us. In addition, the settlement process for the purchase of bank loans can take significantly longer than the timeframes established by the Loan Syndications

& Trading Association and comparable non-U.S. bodies. The longer a trade is outstanding between the counterparties, the greater the risk of additional operational and settlement issues and the potential for our counterparty to fail to perform.
Our investments in bank loans and related instruments will entail credit risks, including the risk of non-payment of interest and principal, as well as market risks, including the risk that certain market factors will cause the value of the instrument to decline. Bank loans, participations, CLNs and other debt instruments may be subject to price fluctuations due to changes in the issuer’s credit quality. Because interest rates on bank loans, participations and CLNs only reset periodically and may not perfectly correlate with prevailing interest rates, during such time as the interest rate of a security is fixed, such security may be subject to the same fluctuations due to interest rate changes as fixed-rate obligations of similar duration.
If we purchase a participation or CLN, we will not have established any direct contractual relationship with nor acquired any voting rights related to any corporate actions by the borrower. We will be required to rely on the lender or the participant that sold the participation not only for the enforcement of our rights against the borrower but also for the receipt and processing of payments due to us under the participation or CLN. We will thus be subject to the credit risk of both the borrower and the selling lender or participant. Because it may be necessary to assert through the selling lender or participant such rights as may exist against the borrower, in the event the borrower fails to pay principal and interest when due, such assertion of rights against the borrower may be subject to delays, expenses and risks that are greater than those that would be involved if we could enforce our rights against the borrower directly.
The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.
Our securities investments involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate-related debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as the general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See - “Investments in subordinated debt carry greater risks than those associated with senior obligations.”
Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.
We may invest in high-yield securities which are generally subject to more risk than higher rated securities.
We may invest in “high yield” bonds, preferred securities and distressed debt that are rated in the lower rating categories by the various credit rating agencies or comparable non-rated securities. Securities in the lower-rated categories and comparable non-rated securities are subject to greater risk of loss of principal and interest than higher-rated and comparable non-rated securities and are generally considered to be predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal. Such issuers typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Because investors generally perceive that there are greater risks associated with the lower-rated and comparable non-rated securities, the yields and prices of such securities may be more volatile than those for higher-rated and comparable non-rated securities. The market for lower-rated and comparable non-rated securities is thinner, often less liquid and less active than that for higher-rated or comparable non-rated securities and the market prices of such securities are subject to erratic and abrupt movements. The spread between bid and asked prices for such securities may be greater than normally expected. Such factors can adversely affect the prices at which these securities can be sold and may even make it difficult to sell such securities.
Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy proceedings. There can be no assurance that the Adviser will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.
We may provide bridge financings, which involve numerous risks.
We may provide bridge financing in connection with one or more of our investments. Such bridge financings would typically be convertible into more permanent, long-term positions. We will bear the risk of any changes in capital markets, which may adversely affect the ability to refinance any bridge investments. For reasons not always in our or the Adviser’s control, such refinancings may not occur and such bridge financings may remain outstanding. In such event, the failure to refinance could lead to increased risk and cost to us.
We may receive or purchase warrants, which involve numerous risks.
We may receive or purchase warrants as part of an investment. The successful use of warrants depends principally on the price movements of the underlying securities. In addition, when we purchase a warrant, we face the risk that we will lose our entire investment in the warrant in a relatively short period of time, unless we are able to, and do, exercise the warrant during the life of the warrant. If the price of the underlying security does not rise to an extent sufficient to cover the warrant purchase price and transaction costs, we will lose part or all of our investment in such warrant.
We may receive or purchase options on securities or to hedge securities, which involve numerous risks.
We may receive or purchase options on securities as part of an investment or may purchase options to hedge securities obtained in the course of its investment activities. In addition, we may purchase or sell options on securities, indices, foreign currencies, interest rates or other reference assets or rates. The successful use of options depends principally on the price movements of the underlying securities, indices or other reference assets or rates. Investing in options can result in a greater potential for profit or loss than directly investing in the underlying assets. The value of an option may change because of, including but not limited to, a change in the value of the underlying assets, the passage of time, changes in the market’s perception as to the future price behavior of the underlying assets or rates, or any combination of the foregoing.
In addition, when we purchase an option, we run the risk that we will lose our entire investment in the option in a relatively short period of time, unless we are able to, and do, exercise or close out the option during the life of such option. If the price of the underlying security or other asset or rate does not rise (in the case of a call) or fall (in the case of a put) to an extent sufficient to cover the option premium and transaction costs, we will lose part or all of our investment in the option. There can be no assurance that we will be able to effect closing transactions at any particular time or at any acceptable price. In the event of the bankruptcy of a broker or dealer through which we engage in transactions in options, we could experience delays and/or losses in liquidating open positions purchased or sold through the broker.
In the case of the purchase of an option, the risk of loss of an option buyer’s entire investment in the option (i.e., the premium paid and transaction charges) reflects the nature of an option as a wasting asset that may become worthless at its expiration. Where an option is written (or sold) uncovered, the option seller may be liable to pay a substantial amount in order to fulfill the contract. The risk of loss for writing an uncovered call option could theoretically be unlimited, as the call option seller will be obligated to deliver (or pay equivalent amount of cash) for an asset at a predetermined price, which may, upon the exercise of the option, be significantly different from the asset’s market value at the time of the exercise.
We may invest in structured products that may involve structural and legal risks.
We may invest in structured products, including debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, as well as certificates issued by a structured investment vehicle that holds pools of CMBS. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor in the subordinated debt securities issued by a structured product. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.
We may invest in derivatives, which involve numerous risks.
Subject to maintaining our qualification as a REIT, we may invest in over the counter (“OTC”) derivative instruments from time to time. While we expect to invest in OTC contracts on a bilateral basis with banks or other dealers, we may invest in certain derivatives that are traded on swap execution facilities (“SEFs”), security-based swap execution facilities (“SB SEFs”) or other similar multi-lateral trading platforms. Certain of such derivatives may be cleared through central counterparties (“CCPs”).
Investing in derivative instruments, particularly OTC derivatives, presents various risks, including market, counterparty,

operational, valuation, correlation, volatility and liquidity risks, etc. The prices of derivative instruments, including swaps, forwards and options, may be highly volatile. The value of derivatives also depends upon the price of the underlying security or other asset or index. Investing in a derivative instrument may require the deposit or payment of an initial amount much smaller than the notional or nominal exposure amount from such derivative instrument. Therefore, if the relevant cash market moves against us, we will suffer a larger loss than it would have by directly investing in the underlying security or other asset or index. The duration of a derivative instrument may be significantly different than the duration of the related liability or asset. OTC derivatives are also subject to the default and credit risk of the counterparty if they are not cleared through CCPs or the counterparty is not required to post margin, while centrally cleared derivatives may be subject to the credit risk of the CCP and the relevant futures commission merchant (“FCM”) or other clearing broker. In addition, significant disparities may exist between “bid” and “ask” prices for derivative instruments that are traded over-the-counter and not on an exchange. OTC derivatives are also typically not subject to the same type of investor protections or governmental regulations as those applicable to futures and other exchange-traded instruments. In addition, compared with such exchange-traded instruments, the market for OTC derivatives is less liquid. See “We will be exposed to counterparty, settlement and local intermediary risks.”
We will be subject to the Dodd-Frank Act and other derivatives regulations.
Title VII of the Dodd-Frank Act establishes a general framework for systemic regulation that has imposed and will impose mandatory clearing, exchange trading and margin requirements on many derivatives transactions. The Dodd Frank Act also creates new categories of regulated market participants, such as swap dealers (“SDs”) and security-based swap dealers (“SBSDs”) that are subject to significant new capital, margining, clearing, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements, a large number of which have been implemented. Although the CFTC has released final rules relating to clearing, margin, execution, reporting, risk management, compliance, position limit, anti-fraud, consumer protection, portfolio reconciliation, documentation, recordkeeping, business conduct, margin requirements and registration requirements under the Dodd-Frank Act, many of the provisions are subject to further final rulemaking, and thus the Dodd-Frank Act’s ultimate impact remains unclear. While this regulatory framework has rendered the derivatives market safer, it has significantly increased the costs of entering into derivatives transactions for end-users of derivatives, including us. In particular, new margin requirements and capital charges, even when not directly applicable to us, have increased and will further increase the pricing of derivatives transacted by us. New exchange trading and trade reporting requirements and position limits may lead to changes in the liquidity of derivative transactions, or higher pricing or reduced liquidity in the derivatives markets, or the reduction of arbitrage opportunities for us. See - “We will be exposed to counterparty, settlement and local intermediary risks.”
In addition to U.S. laws and regulations relating to derivatives, certain non-U.S. regulatory authorities have passed or proposed, or may propose in the future, legislation similar to that imposed by the Dodd-Frank Act. For example, the European Union regulations on derivatives will impose position limits on commodity transactions, and the European Market Infrastructure Regulation (“EMIR”) already requires reporting of derivatives and various risk mitigation techniques to be applied to derivatives entered into by parties that are subject to the jurisdiction of EMIR. Certain entities are already required to clear certain derivatives and are subject to initial and variation margin requirements with respect to their non-cleared derivatives, under the regulations implementing EMIR. These European Union regulatory changes will impact a broad range of counterparties, both outside and within the European Union, and are expected to potentially increase the cost of transacting derivatives for us (particularly with banks and other dealers directly subject to such regulations).
In addition, the tax environment for derivative instruments and funds is evolving, and changes in the taxation of derivative instruments or funds may adversely affect the value of certain derivatives contracts entered into by us and our ability to pursue its investment strategies. There can be no assurance that new legislation or regulation, including changes to existing laws and regulations, will not have a material negative impact on our investment performance.
Where we enter into derivatives contracts that are not centrally cleared through a CCP, we will become subject to counterparty risk.
Where we enter into derivatives contracts that are not centrally cleared through a CCP, we will become subject to the risk that a counterparty will not perform its obligations under such contracts, either because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem of the counterparty, thus causing us to suffer a loss. Such counterparty risk may be accentuated by the fact that we may concentrate our transactions with a single or small group of counterparties. In addition, in the case of a default, we could become subject to adverse market movements while seeking for replacement transactions. We are not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Although certain of the swap counterparties may be entities that are rated by recognized rating agencies, we have no formal internal credit function that evaluates the creditworthiness of its swap counterparties. Our ability to transact business with any one or number of counterparties, the possible lack of a meaningful and independent evaluation of such counterparties’ financial capabilities, and the absence of a regulated market to facilitate settlement may increase the potential for losses by us.

The U.S. prudential regulators and the CFTC have adopted margin requirements for non-cleared swaps which apply to entities subject to the jurisdiction of the prudential regulators and entities registered as SDs with the CFTC, respectively (in each case, with respect to all non-cleared swaps entered into on or after the relevant compliance dates). While we will not be directly subject to these margin requirements, we will be indirectly impacted by the margin requirements where our counterparty is subject to such requirement. Given the anticipated volume of our swap transactions, we will likely be classified as a financial end user without a “material swaps exposure” for purposes of these margin rules. As a result, beginning on the relevant compliance date, we will be required to exchange variation margin (in the form of cash, certain highly liquid securities or gold) on with our counterparties that are subject to the margin requirement (and, if contractually agreed, with any other counterparty) to cover the cumulative daily mark-to-market change in value of the transaction since the last exchange of variation margin. The amount of margin that must be posted and collected pursuant to these regulatory requirements may be determined on a net basis (taking into account offsetting exposures) with respect to a portfolio of uncleared swaps and/or security-based swaps that are governed by a master netting agreement that satisfies certain criteria. In addition, the U.S. prudential regulators’ margin rules apply to non-cleared security-based swaps entered into by SBSDs that are subject to their jurisdiction, and the SEC has proposed but not yet adopted final margin rules for SBSDs that are not subject to the jurisdiction of prudential regulators.
To the extent that our SD counterparty collects initial margin from us on its uncleared swaps and security-based swaps, we may request that the SD counterparty segregate all such initial margin posted by us at an independent, third-party custodian or at an affiliate of the SD that serves as a custodian. If we do not request segregation of such initial margin, the custodian or counterparty may commingle such assets or collateral with the custodian’s or counterparty’s own assets. In addition, even when we request segregation of such initial margin, the custodian or counterparty may fail to segregate such assets or collateral properly. In either case, in the event of the bankruptcy or insolvency of any custodian or counterparty, our assets and collateral may be subject to the conflicting claims of the creditors of the relevant custodian or counterparty, and we may be exposed to the risk of a court treating us as a general unsecured creditor of such custodian or counterparty, rather than as the owner of such assets or collateral.
We will face risks arising from cleared derivatives transactions.
The CFTC requires that certain interest rate swaps and index credit default swaps be cleared through a CCP (unless an exception or exemption applies), and the CFTC is expected to expand the types of swaps (e.g., certain foreign currency and commodity swaps) subject to mandatory clearing. While the SEC has adopted rules establishing a framework for determining which security-based swaps will be subject to mandatory clearing, no such clearing determination has been issued.
Where we enter into swaps subject to mandatory clearing, it may be required to clear such swaps at a CCP through an FCM acting as clearing broker. We will have to post initial margins to CCPs through FCMs or broker-dealers (in the U.S.) or other clearing brokers (outside the U.S.), and for swaps cleared at CCPs that are U.S.-registered derivatives clearing organizations, such initial margins will be held by such CCP and FCMs in segregated accounts under the CFTC rules. Such segregation is intended to protect the initial margins of swap clearing customers from the claims of other creditors of a CCP or FCM. Furthermore, the CFTC rules implement the so-called “legally segregated, operationally commingled” (“LSOC”) model for the segregation of swap clearing customer collateral on a customer-by-customer basis, which is intended to protect each customer from the default of other customers of the FCM. Such segregation, however, will not protect clearing customers like us from any operational or fraud risk of a CCP or FCM with respect to the initial margin posted to the CCP or FCM. In addition, the initial margins posted to a non-US CCP through a non-US clearing broker may not even be segregated from the property of such CCP and/or clearing broker. The SEC has no final rules for the treatment and protection of customer property, including initial margins, held by CCPs and broker-dealers.
In addition, where we enter into certain swaps subject to mandatory clearing, it may be required to execute such swaps on a registered designated contract market or SEF. The CFTC requires that certain interest rate swaps and index credit default swaps be executed on a registered designated contract market or SEF, and registered designated contract markets or SEFs may self-certify additional types of interest rate and index credit default swaps as subject to this requirement. The SEC has not yet adopted registration rules for security-based registered designated contract markets or SEFs or a mandatory trade execution requirement for security-based swaps. In addition, certain foreign jurisdictions may impose clearing and trade execution requirements that could apply to our transactions with non-U.S. entities. While we will benefit from reduced counterparty credit and operations risk and pricing transparency resulting from these requirements, it will incur additional costs in trading these swaps. In addition, while we will attempt to execute, clear and settle these swaps through entities the Adviser believes to be sound, there can be no assurance that a failure by such an entity will not cause a loss to us.
Transactions involving uncleared OTC derivative instruments entail a greater risk of illiquidity.
We may enter into transactions involving uncleared OTC derivative instruments, which entail a greater risk of illiquidity as these instruments can generally be closed out only by negotiation with the counterparty, which may expose us to liquidity risk. There can be no assurance that a liquid secondary market will exist for any particular derivative instrument at any particular time, including for those derivative instruments that were originally categorized as liquid at the time they were acquired by us.

In volatile markets, we may not be able to close out a position without incurring a significant amount of loss. Although OTC derivative instruments are designed to be tailored to meet particular financing needs and, therefore, typically provide more flexibility than exchange-traded products, the risk of illiquidity is also greater as these instruments can generally be closed out only by negotiation with the other party to the instrument. In addition, we may not be able to convince its counterparty to consent to an early termination of an OTC derivative contract or may not be able to enter into an offsetting transaction to effectively unwind the transaction. Such OTC derivative contracts generally are not assignable except by agreement between the parties, and a counterparty typically has no obligation to permit assignments. Even if our counterparty agrees to early termination of OTC derivatives at any time, doing so may subject us to certain early termination charges.
We will face risks in connection with forward contracts.
Forward contracts, unlike futures contracts, are not traded on exchanges and are not standardized. Banks and dealers act as principals in these markets, negotiating each transaction on an individual basis. Most cash-settled forward contracts are regulated by the CFTC and prudential regulators as “swaps” (or by the SEC and prudential regulators as “security-based swaps”), but most physically settled forward contracts (other than such forwards on securities, which are treated and accordingly regulated as securities) are largely unregulated; there is no limitation on daily price movements and speculative position limits are not applicable. The principals who deal in the forward markets are not required to continue to enter into forward transactions. There have been periods during which certain participants in these markets have refused to quote prices for certain commodity or currency forwards, or they have quoted prices with an unusually wide spread between the price at which they were prepared to take opposite positions in forward transactions. Disruptions can occur in forward markets due to unusually high trading volume, political intervention, or other factors. Market illiquidity or disruption could result in significant losses to us.
We may enter into swaps transactions, which involve a variety of significant risks.
We may enter into long and short positions in all types of derivative transactions and credit-linked securities, including total return swaps, rate of return swaps, credit default swaps (including index-related credit default swaps), interest rate swaps, and credit-linked notes and deposits. Credit-linked securities, including credit default swaps, are bilateral OTC agreements between two parties that transfer a defined credit risk from one party to another.
We may enter into one or more credit default swaps or total return swaps, the returns from which are based on the performance of a single asset or a portfolio of assets selected by the Adviser (the “Reference Assets”), with bank or broker dealer counterparties. We may invest in the Reference Assets through credit default swaps or total return swaps on a leveraged basis. Returns to us under a credit default swaps or total return swap are related to the performance of the underlying Reference Asset(s) of such swap. The value of a credit default swap depends largely upon creditworthiness of the reference obligor(s), and the value of a total return swap depends largely upon changes in market value of the Reference Asset(s). The terms of individual credit default swaps and total return swaps will differ by counterparty and may change from time to time. Certain index credit default swaps are already subject to mandatory clearing and in some cases must be executed on a SEF, and certain other types of credit default and total return swaps may become subject to these requirements in the future. We will typically be required to post collateral in connection with entering into such swaps and to add (or receive a return of) collateral from time to time based on changes in the market value of the Reference Asset, regardless of whether such swaps are centrally cleared. In certain circumstances, including if we do not have sufficient assets or is unable to provide the requisite amount of collateral, the counterparty may terminate the credit default swaps or total return swap in whole or in part.
Swaps transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular swap transaction necessarily depend upon the terms of the transaction and our circumstances. In general, however, all swaps transactions involve some combination of market risk, credit risk, counterparty credit risk, funding risk, liquidity risk and operational risk. Highly customized swaps transactions in particular may have increased liquidity risk. Highly leveraged transactions may experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor. In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for us to modify, terminate or offset our obligations under a swap or our exposure to the risks associated with a swap prior to its scheduled termination date.
Our investments in credit-linked securities subject us to credit and other risks.
Credit-linked securities are typically privately-negotiated transactions between two or more parties that transfer a defined credit risk from one party to another. As an investor, we bear the risk that the issuer of the credit-linked security will default or become bankrupt. Additionally, we bear the risk of loss of our principal investment, and the periodic interest payments expected to be received for the duration of our investment in the credit-linked security. Credit-linked securities are also subject to credit risk of the corporate or other credits underlying the embedded credit default swaps. If one of the underlying credits defaults, we may receive the security that has defaulted, and our principal investment would be reduced by the corresponding face value of the defaulted security.
The market for credit-linked securities may be, or suddenly can become, illiquid. The other parties to the transaction may be the only investors with sufficient understanding of the transaction to be interested in bidding for it. Changes in liquidity may result in significant, rapid and unpredictable changes in the prices for credit-linked securities. In certain cases, a market price for a credit-linked security may not be available.
We will be exposed to counterparty, settlement and local intermediary risks.
From time to time, certain securities markets have experienced operational clearance and settlement problems that have resulted in failed trades. We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failure or human error. These problems could cause us to miss attractive investment opportunities or result in liability to third parties by virtue of our inability to perform contractual obligations to deliver securities, or we could be unable to achieve the market position selected by the Adviser or might incur a loss in liquidating our positions. In addition, delays and inefficiencies of the local postal, transport and banking systems could result in the loss of investment opportunities, the loss of funds (including dividends) and exposure to currency fluctuations.
Because certain purchases, sales, securities lending, derivatives and other transactions in which we will engage involve instruments that are not traded on an exchange, but are instead traded between counterparties based on contractual relationships, we are subject to the risk that a counterparty will not perform its obligations under the related contracts, as well as risks of transfer, clearance or settlement default. Such risks may be exacerbated with respect to non U.S. securities or transactions with non-U.S. counterparties. There can be no assurance that a counterparty will not default and that we will not sustain a loss on a transaction as a result. We often may not be able to collect margin from its counterparty with respect to OTC derivatives and certain other transactions. Such risks may differ materially from those entailed in exchange traded transactions that generally are backed by clearing organization guarantees, daily marking to market and settlement of positions and segregation and minimum capital requirements applicable to intermediaries. There can be no assurance that the Adviser’s monitoring activities will be sufficient to adequately control counterparty risk.
In situations where we place assets in the care of a custodian or are required to post margin or other collateral with a counterparty, the custodian or counterparty may fail to segregate such assets or collateral, or may commingle the assets or collateral with the relevant custodian’s or counterparty’s own assets or collateral (even where the custodian or counterparty is required to segregate such assets or collateral under relevant regulatory requirements). As a result, in the event of the bankruptcy or insolvency of any custodian or counterparty, our excess assets and collateral may be subject to the conflicting claims of the creditors of the relevant custodian or counterparty, and we may be exposed to the risk of a court treating us as a general unsecured creditor of such custodian or counterparty, rather than as the owner of such assets or collateral, as the case may be.
Transactions entered into by us may be executed on various U.S. and non-U.S. exchanges, and may be cleared and settled through various clearing houses, custodians, depositories and prime brokers throughout the world. Although we will attempt to execute, clear and settle the transactions through entities the Adviser believes to be sound, there can be no assurance that a failure by any such entity will not lead to a loss to us.
Certain of our transactions may be undertaken through local brokers, banks or other organizations in the countries in which we makes investments, and we will be subject to the risk of default, insolvency or fraud of such organizations. The collection, transfer and deposit of bearer securities and cash expose us to a variety of risks, including theft, loss and destruction. Although we will attempt to execute, clear and settle the transactions through entities the Adviser believes to be sound, there can be no assurance that a failure by any such entity will not lead to a loss to us. We will also be dependent upon the general soundness of the banking systems of countries in which investments will be made.
We will face risks associated with hedging transactions.
We expect to engage in interest rate hedging or other hedging strategies in order to manage risk and return trade-offs. While these transactions may reduce certain risks, the transactions themselves entail certain other risks, including counterparty credit risk, correlation risk, volatility risk, duration mismatch risk, etc. Hedging against a decline in the value of a portfolio position does not eliminate fluctuations in the values of portfolio positions or prevent losses if the values of those positions decline, but instead establishes other positions designed to gain from those same developments, thus offsetting the decline in the portfolio positions value. These types of hedging transactions also limit the opportunity for gain if the value of the portfolio position increases. Moreover, it may not be possible to hedge against currency exchange rate, interest rate or public security price fluctuations at a price sufficient to provide protection from the decline in the value of the portfolio position.
Unanticipated changes in interest rates or public security prices may result in a poorer overall performance for us than if we had not engaged in any hedging transaction. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, we may not seek or be able to establish a perfect correlation between hedging instruments and the portfolio holdings being hedged. This imperfect correlation may prevent us from achieving the intended hedge or expose it to risk of loss.
There are a number of significant risks when investing in properties, real estate assets and companies involved in bankruptcy proceedings.
We may make investments that could require substantial workout negotiations or restructuring in the event of a default or bankruptcy. There are a number of significant risks when investing in properties, real estate assets and companies involved in bankruptcy proceedings, including the following:

•	many events in a bankruptcy are the product of contested matters and adversary proceedings that are beyond the control of the creditors;

•
a bankruptcy filing may have adverse and permanent effects on a property, asset or company (for instance, we may lose its market position and key employees and otherwise become incapable of restoring itself as a viable entity, and, if the proceeding is converted to a liquidation, the liquidation value of the property, asset or company may not equal the liquidation value that was believed to exist at the time of the investment);

•
the duration of a bankruptcy proceeding is difficult to predict and a creditor’s return on investment can be impacted adversely by delays while the plan of reorganization is being negotiated, approved by the creditors and confirmed by the bankruptcy court, and until it ultimately becomes effective;

•	certain claims, such as claims for taxes, wages, employee and worker pensions and certain trade claims, may have priority by law over the claims of certain creditors;

•	the administrative costs in connection with a bankruptcy proceeding are frequently high and will be paid out of the debtor’s estate prior to any return to creditors; and

•
creditors can lose their ranking and priority in a variety of circumstances, including if they exercise “domination and control” over a debtor and other creditors can demonstrate that they have been harmed by such actions.

There can be no assurance that the Adviser will be able to predict accurately how much capital may need to be reserved by us for participation in any such bankruptcy or workout. If more capital is reserved than is necessary, then we may receive a lower allocation of other investment opportunities. If less capital is reserved than is necessary, then we may not be able to fully protect or enhance its existing investment in the property, real estate asset or company undergoing a bankruptcy or workout.
In addition, there is a possibility that we may incur substantial or total losses on our investments and, in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to us and distributions to our stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws may delay our ability to realize on collateral for loan positions we hold, which may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructuring of the debt through principles such as the “cramdown” provisions of the bankruptcy laws. In addition, the bankruptcy laws and regimes of certain jurisdictions outside the United States may be untested, subject to manipulation or change and not provide a proven venue to resolve a company’s bankruptcy estate.
In certain limited cases, such as in connection with a workout, restructuring or foreclosure involving one or more of our debt investments, the success of our investment strategy with respect thereto will depend, in part, on our ability to restructure and effect improvements in the operations of the portfolio issuers to which such investments relate. The activity of identifying and implementing restructuring programs and operating improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.
Repurchase transactions involve risks, and any warehouse facilities that we may obtain in the future may limit our ability to originate or acquire assets, and we may incur losses if the collateral is liquidated.
We may make significant use of repurchase transactions to leverage certain of our investments, particularly investments in CMBS. Repurchase agreements are a type of secured financing arrangement in which the borrower sells (rather than pledges) assets to a lender with the right to repurchase those assets at a higher price on a later date. The lender in a repurchase transaction typically buys the securities being financed at a significant discount to market value as protection against adverse price movements. The size of the discount varies based on the particular securities being sold in the repurchase transaction, with less liquid securities generally requiring a greater discount.
The borrower in a repurchase transaction is typically required to post margin to the extent the market value of the securities declines in order to maintain the loan-to-market value ratio established at the time the securities were sold to the lender. If the borrower misses a margin call, the lender can terminate the repurchase transaction and sell the securities to repay the loan and any accrued interest. The borrower may be required to fund a margin call on the same day it receives notice of the margin obligation from the lender, creating a risk of default unless the borrower either maintains sufficient cash on hand or has other funding sources (such as a subscription line) that can be accessed on short notice. The amount of a margin call may be calculated by the lender based on the lender’s own valuation of the financed securities, which could differ materially from actual market values. We may have no means of disputing a lender’s valuation in the event that the Adviser disagrees with such valuation.
If we enter into a repurchase transaction and cannot satisfy a margin call, we may lose our right to buy back the financed securities, which could adversely affect our ability to achieve its investment objectives and the return on invested capital. We could miss a margin call even if we have sufficient assets to satisfy our margin obligation due to the timing of the margin call or the illiquidity of its other assets. A lender under a repurchase agreement may have the right to sell any foreclosed securities for a price lower than what the Adviser believes to be such securities’ fair market value, including in a sale by the lender to itself or to an affiliate. We may not have a contractual right to dispute such a sale price. In addition, a repurchase lender may have recourse to our other assets to the extent that the proceeds from a sale of financed securities are insufficient to cover our obligations to the lender.
A warehouse facility is a type of lending arrangement generally similar to a repurchase transaction. However, the assets used as collateral in a warehouse lending arrangement are typically loans, including originated loans, rather than traded securities such as CMBS. We may use a warehouse facility to increase the amount of capital available for lending or other investment activities. The risks of a warehouse facility are similar to those described for other types of secured lending arrangements.
We expect that we will be operated pursuant to an exemption or exclusion from the registration requirements under the U.S. Commodity Futures Trading Commission (“CFTC”) regulations.
Although Oaktree is registered with the CFTC as a commodity pool operator and a commodity trading advisor, it is expected that we will be operated pursuant to an exemption or exclusion from the registration requirements under the CFTC regulations, including pursuant to certain no-action relief with respect to equity REITs. Therefore, neither the Adviser nor Oaktree will be required to provide prospective investors with a CFTC compliant disclosure document, nor will they be required to provide investors with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered commodity pool operators, in connection with any offerings of shares.
Our reliance on management of real estate-related companies relating to our investments in the debt of such companies carries certain risks.
We may invest in the debt of companies with substantial real estate holdings, and there can be no assurance that the management of such real estate-related companies will be able to operate successfully and generate sufficient cash to pay the principal, interest and other fees and expenses associated with the loans we hold. Although the Adviser will monitor the performance of each investment and may make recommendations, we will rely upon management to operate such companies on a day to day basis and the equity sponsors, boards of directors or other controlling parties of such companies to select qualified management. In addition, certain of our investments may be in the debt of businesses with limited operating histories.
We may invest in equity of other REITs that invest in real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.
REITs that invest primarily in real estate debt are subject to the risks of the real estate debt market and, more generally, the real estate market and securities market.
REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses, and so when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.
REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.

Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.
Risks Related to Debt Financing
We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our stock.
Subject to maintaining our REIT qualification and the limitations in our charter, we may elect to leverage our investments on a recourse or non-recourse basis or otherwise engage in certain investment activities that involve the use of leverage, including through credit default swaps or total return swaps. While leverage presents opportunities for increasing our total return, it may increase losses as well. Accordingly, any event that adversely affects the value of one of our investments would be magnified to the extent leverage is used. To the extent that we engage in any leveraging, we will be subject to the risks normally associated with debt financing, including those relating to the ability to refinance and the insufficiency of cash flow to meet principal and interest payments, which could significantly reduce or even eliminate the value of our equity in real estate investments. Leveraging our capital structure will mean that third parties, such as banks, may be entitled to the cash flow generated by such investments prior to us or our investors receiving a return. Additionally, if one of our assets is mortgaged or otherwise used as collateral to secure repayment of indebtedness and such payments are not made, the asset could be foreclosed upon by or otherwise transferred to the lender.
Our actual use of leverage will depend on a number of factors, including the availability of indebtedness on terms that the Adviser deems are appropriate and the Adviser’s decision to utilize any such available leverage, among others. There can be no assurance that we will be able to obtain, or will maintain, leverage on favorable terms, leverage that reaches the Adviser’s targets/expectations, or any leverage at all. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. To the extent that we do not employ long-term leverage (or employs less leverage than originally anticipated), our investment returns may be lower than those that might have been achieved using long-term leverage.
Once initial financing is obtained by us, no assurance can be given that such financing will subsequently be available throughout the life of us or any individual investment, or that long-term replacement financing can be obtained as intended by the Adviser. If we are unable to obtain financing, including on favorable terms that reflect its underlying investments, this may have a material adverse effect on our ability to achieve our investment objectives and the return on invested capital. There are also financing costs associated with leverage. Such costs will be borne by us and therefore may adversely affect the rate of returns we obtain. In addition, each leveraged investment will involve interest rate risk to the extent that financing charges for such leveraged investment are based on a predetermined interest rate.
The use of borrowed funds will magnify the volatility of our investment portfolio and involves substantial risks. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.
Although the use of borrowed funds will increase investment returns if the leveraged portfolio investment earns a return greater than the cost of our borrowed funds, investment returns will decrease if the leveraged portfolio investment fails to earn a return equal to the cost of our borrowed funds. The extent to which we use borrowed funds may have important consequences to our stockholders, including greater fluctuations in our net assets, use of cash flow for debt service, rather than for additional investments, distributions, or other purposes, and in certain circumstances we may be required to prematurely divest investments to service its debt obligations. All of these risks are magnified by the use of long-term leverage in excess of unfunded commitments.
If we default on secured indebtedness, the lender may foreclose and we could lose our entire investment in the collateral for such loan. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and not be limited to any particular asset, such as the investment giving rise to the liability. No assurance can be given that financing for our investments will be obtained by us, or obtained on favorable or acceptable terms, including terms which reflect the financing provided by us. A foreclosure may also have substantial adverse tax consequences for us.
Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various asset coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable.
Additionally, our investments are expected to include properties, real assets and companies whose capital structures may have significant leverage. Such investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of such investments will increase the exposure to adverse economic factors such as downturns in the economy or deterioration in the condition of the investment or the related industry. The securities we acquire may be relatively junior (or the most junior) in what will typically be a complex capital structure, and thus subject to significant risk of loss. Further, we may engage in certain investment activities that involve the use of leverage, including through credit default swaps or total return swaps. There are also financing costs associated with leverage, and each leveraged investment will involve interest rate risk to the extent that financing charges for such leveraged investment are based on a predetermined interest rate.
In certain cases, financings for our properties may be recourse to us.
Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. It is expected that the financing arrangements with respect to our investments generally will require “bad boy” guarantees from us and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Adviser expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of the other Real Estate accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.
If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.
We expect to enter into an uncommitted line of credit from an affiliate of Oaktree and may seek to obtain additional lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to borrow under the Line of Credit or obtain additional lines of credit on financially reasonable terms. In addition, we may not be able to obtain a line of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness.
Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.
If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary and continue, they may have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to make distributions to our stockholders and the value of our shares.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders.
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.
Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.
Subject to any limitations required to maintain qualification as a REIT, we may engage in interest rate hedging or other hedging strategies in order to manage risk and return trade-offs. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Moreover, it may not be possible to hedge against currency exchange rate, interest rate or public security price fluctuations at a price sufficient to provide protection from the decline in the value of the portfolio position. Hedging may also reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.
Risks Related to our Relationship with the Adviser and the Dealer Manager
We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our real estate portfolio, and our corporate operations. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Oaktree’s business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.
The Adviser will have broad discretion in selecting the properties we will invest in and the tenants of those properties.
The Adviser has broad discretionary power to decide what investments we will make and what strategies we will use. While the Adviser currently intends to use the strategies described herein, we may employ other investment techniques and invest in other instruments that the Adviser believes will help achieve our investment objectives or hedge unforeseen risks, whether or not such investment techniques or instruments are specifically described herein. Consistent with its investment objectives, we may invest in financial instruments of any and all types, which exist now or are hereafter created. Such investments may entail risks not described herein, any of which may adversely affect us.
The termination or replacement of the Adviser could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing any line of credit we obtain.
Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Adviser an event requiring the immediate repayment of the full outstanding balance of the loan. If we elect to obtain a line of credit and are able to do so, the termination or replacement of the Adviser could trigger repayment of outstanding amounts under the credit agreement governing our line of credit. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.
The Adviser is not required to diversify our investments.

While we expect to invest in a diversified portfolio of assets, the Adviser is not under any obligation to diversify our investments, whether by reference to the amount invested or the industries or geographical areas in which we invest. The Adviser may allocate capital among investments as it determines in its sole discretion, subject to the general oversight of our board of directors and the goal of maximizing the returns for us, and investors will have no assurances with respect to the diversification or geographic concentration of the investment program. This lack of diversification will expose us to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments, and our investment portfolio may be subject to more rapid changes in value than would be the case if we were required to maintain a wide diversification among companies, industries and types of securities. To the extent we hold investments concentrated in a particular issuer, security, asset class or geographic region, we will be more susceptible than a more widely diversified investment partnership to the negative consequences of a single corporate, economic, political or regulatory event. Unfavorable performance by any number of investments could substantially adversely affect the aggregate returns realized by investors in us.
The Adviser’s inability to retain the services of key real estate professionals could hurt our performance.
Our success depends to a significant degree upon the skill, acumen and contributions of certain key real estate and other professionals employed by the Adviser, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with most of these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
We do not own the Oaktree name, but we may use it as part of our corporate name pursuant to a license agreement with an affiliate of Oaktree. Use of the name by other parties or the termination of our license agreement may harm our business.
We have entered into a license agreement (the “Trademark License Agreement”), with Oaktree Capital Management, L.P. (the “Licensor”), an affiliate of Oaktree, pursuant to which it has granted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “Oaktree Real Estate Income Trust, Inc.” Under this Agreement, we have a right to use this name for so long as the Adviser (or another affiliate of the Licensor) serves as our advisor (or another advisory entity) and the Adviser remains an affiliate of the Licensor under the Trademark License Agreement. The Trademark License Agreement may also be earlier terminated by either party as a result of certain breaches or for convenience upon 90 days’ prior written notice, provided that upon notification of such termination by us, the Licensor may elect to effect termination of the Trademark License Agreement immediately at any time after 30 days from the date of such notification. The Licensor and its affiliates, such as Oaktree, will retain the right to continue using the “Oaktree” name. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the “Oaktree” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, Oaktree or others. Furthermore, in the event that the Trademark License Agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.
Risks Related to Conflicts of Interest
Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
Various potential and actual conflicts of interest will arise as a result of our overall investment activities and the overall investment activities of Oaktree, the Dealer Manager, the Adviser and their affiliates. The following risk factors enumerate certain but not all potential conflicts of interest that should be carefully evaluated before making an investment in us. Oaktree and Oaktree personnel may in the future engage in further activities that may result in additional conflicts of interest not addressed below. If any matter arises that we and our affiliates (including the Adviser) determine in our good faith judgment constitutes an actual conflict of interest, we and our affiliates (including the Adviser) may take such action as we determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and Oaktree or its affiliates will require approval by our board of directors, including a majority of our independent directors. There can be no assurance that our board of directors or Oaktree will identify or resolve all conflicts of interest in a manner that is favorable to us.
The Adviser’s management fee and performance fee may not create proper incentives or may induce the Adviser and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.

We will pay the Adviser a management fee regardless of the performance of our portfolio. The Adviser’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay the Adviser a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.
The performance fee, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Adviser to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the Adviser may receive performance fees based on unrealized gains in certain assets at the applicable measurement date and such gains may not be realized when those assets are eventually disposed of.
The Adviser will face a conflict of interest because the fees it will receive for services performed are based in part on our NAV, which the Adviser is ultimately responsible for determining.
The Adviser will be paid a management fee for its services based on our NAV, which will be calculated by State Street, based on valuations provided by the Adviser. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Adviser may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of shares of common stock on a given date may not accurately reflect the value of our portfolio, and shares may be worth less than the purchase price or more than the repurchase price.
Certain other Real Estate Accounts and Other Oaktree Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.
Oaktree manages other funds and accounts, which present the possibility of overlapping investments, and thus the potential for conflicts of interest. Oaktree has adopted certain policies and procedures intended to ensure fair and consistent access to appropriate investment opportunities among the other Real Estate Accounts and Other Oaktree Accounts, including a rotational allocation policy for real estate properties and an allocation policy for the securities portfolio. Many of the investments targeted by us may be appropriate for certain other Real Estate Accounts and Other Oaktree Accounts, and in retrospect or at different points in the market cycle, investments that were made by us may seem more appropriate for another Real Estate Account or Oaktree fund, and vice versa. Investors will have no ability to challenge such allocation so long as it was made in good faith in accordance with Oaktree’s allocation procedures. Such procedures give Oaktree broad authority to allocate investment opportunities, notwithstanding the potential conflicts of interest that may exist. For example, management fees, incentive fees and liquidity provisions may differ significantly between us and the other Real Estate Accounts and Other Oaktree Accounts, creating an economic incentive for Oaktree to allocate investments that may be appropriate for a lower fee or more liquid strategy to a higher fee or less liquid strategy.
If any matter arises that the Adviser determines in its good faith judgment constitutes an actual conflict of interest, the Adviser may take such actions as may be necessary or appropriate to prevent or reduce the conflict.
We may make investments in different parts of the capital structure of companies in which other Real Estate Accounts or Other Oaktree Accounts already hold an investment. If any conflict were to arise, Oaktree will be permitted to take certain actions that, in the absence of such conflict, it would not take, such as causing us to remain passive, investing in the same class of securities to align interests, divesting investments or taking other actions to reduce adversity, which may have the effect of benefiting other Real Estate Accounts or Other Oaktree Accounts and not us.
In addition, Oaktree may determine the suitability of investments for us and/or other Real Estate Accounts or Other Oaktree Accounts based in part on the basis of financial projections for portfolio issuers and there is no guarantee that the conditions on which such projections are based will materialize or otherwise be applicable to our investments. Accordingly, other Real Estate Accounts or Other Oaktree Accounts may be allocated investment opportunities that ultimately turn out to have been more appropriate for us, and we may be allocated investment opportunities that turn out to have been more appropriate for other Real Estate Accounts or Other Oaktree Accounts. In addition, events or conditions, including changes in general market conditions, which may not have been anticipated or which are otherwise not foreseeable, may occur and have a significant impact on the actual rate of return received with respect to our investments or the investments of Other Oaktree Accounts.
Under certain circumstances, we may be offered an opportunity to make an investment in a transaction in which one or more other Real Estate Accounts or Other Oaktree Accounts is expected to make an investment, or in a company in which one or more other Real Estate Accounts or Other Oaktree Accounts already has made, or concurrently will make, an investment, subject to the limitations set forth in our charter and any approvals by our board of directors required under our charter. As a result, we and the other Real Estate Accounts or Other Oaktree Accounts may have conflicting interests in negotiating the terms of such investments. In that regard, actions may be taken for the other Real Estate Accounts or Other Oaktree Accounts that are adverse to us. There can be no assurance that any such conflict will be resolved in our favor and Oaktree may be required to take action where it will have conflicting loyalties between its duties to us and to other Real Estate Accounts, which may adversely impact us. Such conflicts may also exist in the negotiations of amendments or waivers or in a workout or bankruptcy. It is possible that in a bankruptcy proceeding, our interests may be subordinated or otherwise adversely affected by virtue of such other Real Estate Accounts’ or Other Oaktree Accounts’ involvement and actions relating to its investment. Oaktree will seek to manage such conflicts in good faith and in a manner consistent with its duties to us and the other Oaktree Accounts.
In addition, we, together with a third-party equity fund, may be competing bidders from time to time with other Real Estate Accounts or Other Oaktree Accounts for a specific investment opportunity. At the time such transaction is priced and at certain other times, certain personnel of Oaktree who are not engaged in our management may be restricted from disclosing information they receive about such investment from other Real Estate Accounts or Other Oaktree Accounts to us.
Oaktree personnel will work on other projects and conflicts may arise in the allocation of personnel between us and other projects.
The Adviser and its affiliates will devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, a core group of real estate professionals will devote substantially all of their business time not only to our activities but also to the activities of several other Oaktree investment vehicles and any successor funds thereto (and their respective investments) and their related entities (which may include separate accounts, dedicated managed accounts and/or investment funds formed for specific geographical areas or investments). Consequently, conflicts are expected to arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
Oaktree may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities, as a result of which we may not be able to initiate a transaction or sell an investment that may otherwise have been initiated or sold.
By reason of their responsibilities in connection with us and other activities of other Real Estate Accounts and Other Oaktree Accounts, personnel of Oaktree may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. We will not be free to act upon any such information. Due to these restrictions, we may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell an investment that it otherwise might have sold.
Notwithstanding the foregoing, Oaktree may determine, in its sole discretion at any time, that such information could impair its ability to effect certain transactions on behalf of us, whether for legal, contractual, or other reasons. Accordingly, Oaktree may elect not to receive such information. Lack of access to any such information may adversely affect our investments that in some cases may have been avoided had Oaktree had such information.
We may purchase assets from or sell assets to the Adviser and its affiliates, and such transactions may cause conflicts of interest.
We may purchase assets from or sell assets to the Adviser and its affiliates or their clients. These purchases and sales may cause conflicts of interest, including with respect to the consideration offered and the obligations of such affiliates. These purchases and sales will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction.
We may make investments at different times or on different terms than other Real Estate Accounts or Other Oaktree Accounts, ultimately realizing different investment returns than such Accounts or funds.
Other Real Estate Accounts or Other Oaktree Accounts may make investments at different times and/or on different terms or exit any of such investments at different times and/or on different terms compared to such investment made on our behalf. Therefore, we may realize different investment returns than other Real Estate Accounts or Other Oaktree Accounts, with respect to any investment made alongside some or all of such entities.
Oaktree shall have sole discretion in determining what investments we will be offered to pursue. As a result, there is no guarantee that we will be offered the opportunity to invest in any particular investments or type of investments alongside any other Real Estate Accounts or Other Oaktree Accounts. The terms, conditions and the time of investment and disposition of investments held by us may be materially different from those of any other Real Estate Accounts or Other Oaktree Accounts.
The personnel of the Adviser may trade in securities for their own accounts, subject to restrictions applicable to Oaktree personnel.

Our charter does not prohibit the Adviser, Oaktree or their respective affiliates, employees, officers, directors, principals or members from buying or selling securities or commodity interests for their own account. The records of any such trades by the Adviser, Oaktree or their respective affiliates, employees, officers, directors, principals or members will not be open to inspection by our stockholders. With respect to such personal accounts, the Adviser, Oaktree or their respective employees, officers, directors, principals or members may, to the extent not otherwise prohibited under firm policy, take investment positions different from, or contrary to, those taken by us.
Oaktree’s existing relationships may influence the Adviser’s decision-making and, the Adviser may take the existence and development of such relationships into consideration in managing us and our investments.
Oaktree has long-term relationships with a significant number of companies and their respective senior management. Oaktree also has relationships with numerous investors, including institutional real estate investors and their senior management. The existence and development of these relationships may influence whether or not the Adviser undertakes a particular investment on behalf of us and, if so, the form and level of such investment. Similarly, the Adviser may take the existence and development of such relationships into consideration in its management of us and our investments. Without limiting the generality of the foregoing, there may, for example, be certain strategies involving the management or realization of particular investments that the Adviser will not employ on our behalf in light of these relationships.
The Adviser may face conflicts of interest in choosing our service providers and financing sources, and certain service providers may provide services to the Adviser, Oaktree or other Real Estate Accounts on more favorable terms than those payable by us.
Conflicts of interest may exist with respect to the Adviser’s selection of brokers, dealers and transaction agents and counterparties (collectively, “Broker Dealers”) and financing sources for the execution of transactions by us. When engaging the services of such Broker Dealers and financing sources, the Adviser may, subject to best execution, take into consideration a variety of factors, including, to the extent applicable, the ability to achieve prompt and reliable execution, competitive pricing, transaction costs, operational efficiency with which transactions are effected, access to deal flow and precedent transactions, and the financial stability and reputation of the particular Broker Dealers, as well as other factors that the Adviser deems appropriate to consider under the circumstances. Broker Dealers and financing sources may provide other services that are beneficial to the Adviser, Oaktree, and their affiliates, but that are not necessarily beneficial to us, including capital introductions, other marketing assistance, client and personnel referrals, consulting services, and research-related services. These other services and items may influence the Adviser’s selection of Broker Dealers and financing sources.
Conflicts of interest may also arise in connection with service providers retained by Oaktree. For example, Oaktree and/or the Adviser may from time to time retain consultants or transition former employees to consultant status to provide assistance with deal sourcing, industry insight or due diligence, offer financial and structuring advice and perform other services for us, other Real Estate Accounts or their respective portfolio companies (“Senior Advisors”). Such services may be provided on an exclusive basis. Our share of any retainers or other fees charged by Senior Advisors (“Senior Advisor Fees”) will be treated as an expense borne by us (whether paid by us directly, by a portfolio issuer or by the Adviser or Oaktree and subsequently reimbursed by us). While such Senior Advisor Fees are believed to be reasonable and generally at market rates for the relevant service provided, because of the exclusive arrangements Senior Advisor Fees may not always be comparable to costs, fees and expenses charged for such services by other third parties. In addition to such fees, we will also generally bear its share of any travel costs or other out-of-pocket expenses incurred by Senior Advisors in connection with the provision of their services. Office, accounting, network, administration and other support benefits may be provided by Oaktree to Senior Advisors without charge. Senior Advisors may also be granted the right to participate alongside us in transactions that they source or for which they provide advice. Such co-investment rights may result in us investing less capital than it otherwise would have in such transactions. In addition, such Senior Advisors may invest directly in us as stockholders.
Additionally, Oaktree has retained Bellwether Asset Management, Inc. (“Bellwether”), a privately held real estate asset services provider, as a consultant to certain Other Oaktree Accounts (including the Real Estate Opportunities Funds, Oaktree Real Estate Debt Fund, L.P. (together with its parallel fund, “REDF I”), Oaktree Real Estate Debt Fund II, L.P. (together with any parallel funds, “REDF II”) and certain separate accounts that invest alongside REDF I and/or REDF II) and the Adviser will retain Bellwether as an outside service provider to us and/or its investments. Services performed by Bellwether include assisting with property management (including development projects), gathering, analyzing and sorting data from servicers and borrowers, synthesizing data into standardized management reports and analysis tools used by Oaktree to streamline financial and operational reporting, monitoring covenant compliance by borrowers, market surveillance, underwriting investment and disposition opportunities, modeling projected cash flows and associated investment returns, providing foundational data for valuations along with other valuation services, reviewing draw requests from borrowers, performing property-level accounting services along with other support services. The Adviser believes there is significant value in having an objective third party such as Bellwether provide these services instead of relying on borrowers to report directly to the Adviser. Using Bellwether to manage the reporting process also helps ensure that management reports present data in an organized manner for all portfolio investments, allowing the Adviser to have better information with which to monitor our portfolio. Such reporting would be difficult for many operating partners or borrowers to prepare on their own. Bellwether may also be retained by us as a special servicer in connection with non-performing loans and foreclosures. Oaktree, the Adviser and Bellwether may from time to time agree to expand or reduce the scope of services that Bellwether provides to us or to Other Oaktree Accounts. While neither Oaktree nor the Adviser are owners of or investors in Bellwether or are employers of Bellwether’s employees, Bellwether may provide asset management services to Oaktree-managed funds and accounts on an exclusive basis or nearly on an exclusive basis. The costs, fees and expenses relating to the services provided by Bellwether are borne by the funds and accounts to which such services are provided. Any costs, fees and expenses allocated to us will be treated as an expense borne by us (whether paid by us directly, by a portfolio company or by the Adviser or Oaktree and subsequently reimbursed by us). While such costs, fees and expenses are believed by the Adviser to be reasonable and generally at market rates for the relevant services provided, the arrangement with Bellwether may result in such costs, fees and expenses not always being comparable to those charged for such services by other third parties. Oaktree and the Adviser believe the largely exclusive arrangement with Bellwether will benefit our investors by improving the quality of reporting that Oaktree receives on our investments. Our overall share of costs, fees and expenses related to Bellwether’s engagement will vary based on the particular scope of services provided to us by Bellwether.
Moreover, services that Oaktree has historically performed in-house for Other Oaktree Accounts may for certain reasons, including efficiency considerations, be outsourced in whole or in part to third parties in the discretion of Oaktree or the Adviser in connection with our operation. Such outsourced services may include, without limitation, asset management, accounting, tax, compliance, trade settlement, information technology or legal services. Outsourcing may not occur uniformly for all Oaktree-managed funds and accounts and, accordingly, certain costs may be incurred by us through the use of third-party service providers that are not incurred for comparable services used by Other Oaktree Accounts. The decision by the Adviser to initially perform particular services in-house for us will not preclude a later decision to outsource such services, or any additional services, in whole or in part to third parties. The costs, fees or expenses of any such third-party service providers will be treated expenses borne by us.
Certain advisors and other service providers (including, without limitation, accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents, investment or commercial banking firms, developers or property managers and certain other advisors and agents) to us, Oaktree and/or certain entities in which we has an investment, or affiliates of such advisors or service providers, may also provide goods or services to or have business, personal, political, financial or other relationships with Oaktree, its affiliates, Other Oaktree Accounts or their portfolio companies. Such advisors or service providers (or their employees) may be investors in us or Other Oaktree Accounts, Oaktree and/or their respective affiliates, sources of investment opportunities, co-investors or commercial counterparties or entities in which Oaktree and/or Other Oaktree Accounts have an investment, and payments by us and/or such portfolio companies may indirectly benefit Oaktree and/or such Other Oaktree Accounts. Additionally, certain Oaktree employees may have family members or relatives employed by advisors and service providers. These service providers and their affiliates may contract or enter into any custodial, financial, banking, advising or brokerage, placement agency or other arrangement or transaction with us, the Adviser, Oaktree or any investor in us or any portfolio company in which we have made an investment. These relationships may influence the Adviser or Oaktree in deciding whether to select or recommend such a service provider to perform services for us or a portfolio company (the cost of which will generally be borne directly or indirectly by us). Advisors and service providers often charge different rates or have different arrangements for specific types of services. For example, the fee for a particular type of service may vary based on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by us are different from those used by Oaktree, Other Oaktree Accounts, their portfolio companies or their respective affiliates, any of the foregoing may pay different amounts or rates than those paid by us with respect to any particular advisor or service provider.
We may co-invest with Oaktree affiliates in real estate-related investments and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest.
Other Real Estate Accounts hold a number of existing real estate-related investments and may in the future make further such investments. To the extent permitted by our charter and, as required, subject to approval by our board of directors, we may make investments either in those same assets or in related assets. In addition, we anticipate that we may make investments in entities or assets in which another Real Estate Account holds an investment in a different class of the debt or equity securities of such entities or such assets. For example, we may make investments in the equity of entities or assets in which other Real Estate Accounts have made or will make investments in various tranches of CMBS securitizations or other debt instruments.
In the foregoing circumstances, to the extent we hold securities that are different (including with respect to relative seniority) than those held by such other Real Estate Accounts, Oaktree could have conflicting loyalties between its duties to us and such other Oaktree fund. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating to or with respect to such securities held by such other Real Estate Accounts (notwithstanding that if such other Real Estate Accounts maintain voting rights with respect to the securities they hold) or, if we do not recuse ourselves Oaktree may be required to take action where it will have conflicting loyalties between its duties to us and to such other Real

Estate Accounts, which may adversely impact us.
We may enter into joint ventures and other shared assets which will involve risks and conflicts of interests.
Subject to the limitations contained in our charter, we and any other Real Estate Accounts may invest in shared assets through the formation of joint ventures. Such joint venture investments will involve risks and conflicts of interests. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
We expect to become party to an uncommitted line of credit with an affiliate of Oaktree.
We expect to enter into an uncommitted line of credit with an affiliate of Oaktree, pursuant to which we may borrow up to $150 million at an interest rate equal to LIBOR plus 3.25%. Because this Line of Credit is with an affiliate of Oaktree, the terms of the agreement were not negotiated at arm’s-length. Oaktree may face conflicts of interest in connection with any borrowings or disputes under this Line of Credit.
Conflicts of interest related to tenants.
Certain properties owned by us and/or another Real Estate Account may be leased out to tenants that are affiliates of Oaktree, which would give rise to a conflict of interest. In such events, the Adviser will endeavor to ensure that such conflicts are resolved in a fair and equitable manner, subject to applicable oversight of the board of directors and any restrictions in our charter.
We expect to have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.
Our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles, including the other Real Estate Accounts, and accounts managed or advised by the Adviser or its affiliates that may participate in the same investments as us. The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles accounts may relate to or arise from, among other things, the nature of investments made by us and such other vehicles and accounts, the structuring or the acquisition of investments and the timing of disposition of investments and such other vehicles and accounts. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser or its affiliates, including with respect to the nature or structuring of investments, which may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations. In addition, we may make investments that could have a negative impact on related investments made by the stockholders in separate transactions. In selecting and structuring investments appropriate for us, the Adviser considers our investment and tax objectives (including our qualification as a REIT) and our stockholders (and those of investors in other investment vehicles managed or advised by the Adviser or its affiliates) as a whole, not the investment, tax or other objectives of any stockholders individually.
Our board of directors has adopted a resolution that renounces our interest or expectancy with respect to business opportunities and competitive activities.
Our board of directors has adopted a resolution that renounces our interest or expectancy in, or in being offered an opportunity to participate in, business opportunities, and provides that none of Oaktree or its affiliates, our directors or any person our directors control must refrain from competing with us or present to us such business opportunities. Under this resolution, Oaktree and its affiliates and our directors or any person our directors control would not be obligated to present to us opportunities unless those opportunities are expressly offered to such person in his or her capacity as a director or officer and intended exclusively for us or any of our subsidiaries, and those persons will be able to engage in competing activities without any restriction imposed as a result of Oaktree’s or its affiliates’ status as a stockholder or Oaktree’s affiliates’ status as our officers or directors.
Disputes between Oaktree and our joint venture partners who have pre-existing investments with Oaktree may affect our investments relating thereto.
Some of the third-party operators and joint-venture partners with which the Adviser may elect to co-invest our capital may have pre-existing investments with Oaktree. The terms of these preexisting investments may differ from the terms upon which we invest with such operators and partners. To the extent a dispute arises between Oaktree and such operators and partners, our investments relating thereto may be affected.
We may be subject to additional potential conflicts of interests with portfolio companies of Oaktree and Other Oaktree Accounts.
Oaktree and its affiliates currently manage and may in the future manage other Real Estate Accounts and other funds and accounts (collectively, the “Other Oaktree Accounts”). We may be subject to additional potential conflicts of interests with portfolio companies of Oaktree and Other Oaktree Accounts, including:

•
Timbers Holdings, LLC. Oaktree Real Estate Opportunities Fund VI, L.P. (“ROF VI”), owns a 75% equity interest in Timbers Holdings, LLC (“Timbers”), a developer, operator and manager of luxury private resorts and residence clubs. Timbers acts as sales and marketing agent for a private residence club owned by Oaktree Real Estate Opportunities Fund V, L.P. (“ROF V”), an arrangement that existed prior to ROF VI’s investment in Timbers) and has been engaged to act as development manager for a property owned by ROF VI. Oaktree expects that Timbers may be engaged to provide services to one or more of our portfolio investments. While the payment of fees to a portfolio company of an Other Oaktree Account may give rise to potential conflicts of interest, Oaktree intends to address any such conflicts by requiring that only Timbers’ management be involved in negotiating fees with Oaktree-managed funds. Any fee arrangements with Timbers are expected to be comparable to fees that could be obtained in an arm’s-length transaction with a third party. Oaktree anticipates that third-party clients will constitute a substantial majority of Timbers’ business.

•
Sabal Financial Group, L.P. and Sabal Financial Europe, LLC. The Real Estate group uses the services of Sabal Financial Group, L.P. (“Sabal U.S.”) and Sabal Financial Europe, LLC (“Sabal Europe” and, together with Sabal U.S., “Sabal”), both affiliates of Oaktree, in connection with the underwriting, servicing and asset management of small-balance commercial loan portfolios and foreclosed real estate assets. Sabal is an international diversified financial services firm specializing in the valuation, management and servicing of commercial real estate and commercial and residential acquisition, development and construction loans and mortgages, as well as in providing assistance with bid submissions and other aspects of the acquisition process for such loans and mortgages. Sabal provides credit advisory services and loan portfolio management and performance assessments for investment and commercial banks, including capital assessment based upon portfolio and ALLL (Allowance for Loan and Lease Loss) analysis. Sabal and a related entity in which Sabal U.S. holds a minority investment, and with which it shares certain management and other personnel, also have lending operations for small- to mid-size real estate loans that are generally commercial in nature, including residential developer loans. Oaktree Investment Holdings, L.P., an affiliate of Oaktree, owns a 50% interest in Sabal U.S. and a majority interest in Sabal Europe.

Sabal provides services to portfolios of commercial non-performing loans and real estate owned properties owned by certain Other Oaktree Accounts, including ROF V, ROF VI, Oaktree Real Estate Opportunities Fund VII, L.P. (“ROF VII”) and Oaktree Remington Investment Fund, L.P. (the “Remington Account”), and oversees loan origination platforms for one or more of such Other Oaktree Accounts. Sabal also provides loan servicing for certain investments made by REDF I, REDF II and any associated separate accounts and may provide similar services to us. We may also engage Sabal as a special servicer in connection with non-performing loans or foreclosures. Oaktree believes that its investment in Sabal puts us and the Other Oaktree Accounts in an attractive position with respect to these portfolios and platforms by allowing them to offer an integrated team of capital and asset managers who can underwrite, fund and service the portfolios, as well as source attractive lending opportunities, often with significant flexibility to tailor the transaction to the needs of the seller or the borrower. Nevertheless, Oaktree’s ownership of Sabal presents certain potential conflicts of interest.
First, since we and the Other Oaktree Accounts will be paying Sabal for its services, Oaktree, as an owner of Sabal, will share in any profit. This potential profit has been minimized by having only fees run through Sabal, with any performance fee paid directly to Sabal employees through entities in which Oaktree does not have an economic interest. Oaktree has ensured it does not benefit at the expense of us and the Other Oaktree Accounts that use Sabal’s services by agreeing to rebate (through an offset to its management fee or, if necessary, the carried interest distributions) Oaktree’s share of any net income of Sabal attributable to any fees paid by us and the Other Oaktree Accounts to the extent that such net income is received by Oaktree (as determined by the relevant advisor or general partner in good faith). Second, Sabal provides services to third parties and may engage in its own real estate investment activities, including origination of real estate loans through certain Sabal affiliates. Such investments are generally expected not to be appropriate for us, but in certain cases could be appropriate for us. Any investment activity by Sabal or its affiliates in debt opportunities that could be appropriate for us would be conducted independently of Oaktree, and Oaktree’s Real Estate group will not refer lending opportunities to Sabal that are appropriate for us. However, Oaktree will benefit from the profits generated by any third-party business and may also provide the capital used by Sabal to make investments (thereby realizing any returns on any such investment). Finally, Oaktree may benefit from a sale of its equity interests in Sabal, if and when that were to occur.

•
Selene Finance LP. Certain Other Oaktree Accounts own a 50% stake in Selene Finance Holdings LLC, an indirect parent company of Selene Finance LP (individually or collectively, as the context may require, “Selene”). Selene is an institutional-scale residential mortgage servicer that as of December 31, 2016 was estimated to have serviced approximately 73,000 loans with unpaid principal balances of more than $11.1 billion. Selene services residential loan portfolios owned by certain Other Oaktree Accounts and we may retain Selene as a servicer for residential loans or as a special servicer for non-performing loans or foreclosures. At the time of the investment in Selene, Oaktree allocated

Selene’s equity among the Other Oaktree Accounts that would use Selene’s services in a manner that generally followed each such Other Oaktree Account’s pro rata share of the aggregate unpaid principal balance of loans to be serviced by Selene that were owned by such Other Oaktree Accounts as of the time of closing (other than Other Oaktree Accounts prohibited by their investment guidelines from participating in the investment). We are not expected to own an equity interest in Selene.
While our payment of fees to a servicer partially owned by Other Oaktree Accounts may give rise to potential conflicts of interest, Oaktree has addressed these conflicts by requiring (a) that only Selene’s management be involved in negotiating fees with us and the Other Oaktree Accounts, which should result in arm’s-length pricing, and (b) that Oaktree-managed funds and accounts using Selene’s services (including us) have a “most favored nations” clause with respect to servicing fees charged to any other similarly situated Selene clients so that such Oaktree-managed funds and accounts will automatically receive the benefit of the most favorable fees charged by Selene. Third-party clients constituted approximately 90% of Selene’s business as of December 31, 2016, which helps ensure that market rates are being charged by Selene. While we are not expected to hold any equity in Selene, Oaktree believes that the ownership of Selene by Other Oaktree Accounts will nonetheless benefit us by providing Oaktree with greater visibility into Selene’s business.

•
Ownership Interest in Mars Acquisition Limited (including its subsidiaries and Magellan Homeloans, its separate origination platform, “Mars”). Mars operates a regulated residential mortgage underwriting, servicing and loan origination platform in the United Kingdom. It was established in 2008 by certain Other Oaktree Accounts (in particular, OCM Opportunities Fund VII, L.P. and OCM Opportunities Fund VIIb, L.P. (including its parallel fund), “Opps VII/VIIb”), Varde Partners (“Varde”) and certain management shareholders. Varde decided to fully exit its investments in U.K. mortgages in 2013 and sold its interest in Mars to Opps VII/VIIb, resulting in Opps VII/VIIb owning 54.6% of Mars. While Mars was initially established to provide services to Opps VII/VIIb, it has expanded to providing services to Other Oaktree Accounts since Opps VII/VIIb are out of their investment periods and successor funds now provide the capital to purchase or originate residential mortgages. These services are provided at market rates. REDF I, REDF II and any associated separate accounts have used Mars’ services and we may retain Mars to provide underwriting, servicing or loan origination services.

We may be subject to additional potential conflicts of interests as a consequence of Oaktree’s status as a public company.
As a consequence of Oaktree’s status as a public company, our officers, directors, members, managers and employees and those of the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of us and our affiliates that would not necessarily be taken into account if Oaktree were not a public company.
Risks Related to our REIT Status and Certain Other Tax Items
If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We expect to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;

•	any resulting tax liability could be substantial and could have a material adverse effect on our book value;

•
unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.
To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce our overall return.
To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.
Compliance with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
Our charter does not permit any person or group to own more than 9.9% of our outstanding common stock or of our outstanding stock of all classes or series, and attempts to acquire our common stock or our stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption from these limits by our board of directors.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than 9.9%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock or 9.9%, in value or by number of shares, whichever is more restrictive, of our outstanding stock of all classes or series, which we refer to as the “ownership limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to own constructively in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.
The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of directors’ power to increase the ownership limit or grant further exemptions in the future.
Non-U.S. holders may be subject to U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock would be subject to tax under FIRPTA, unless (a) our shares of common stock were regularly traded on an established securities market and (b) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. Furthermore, certain distributions by us may be subject to tax under FIRPTA unless the conditions in clauses (a) and (b) of the immediately preceding sentence are satisfied, subject to certain exceptions.
We may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
Stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
Stockholders that participate in our distribution reinvestment plan will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless such stockholders are a tax-exempt entity, they may be forced to use funds from other sources to pay such stockholder's tax liability on the reinvested dividends.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.
The maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders has been reduced by legislation to 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under the recently enacted Tax Reform Bill (defined herein), commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends.
We may be subject to adverse legislative or regulatory tax changes.
At any time, the tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. We cannot predict when or if any new law, regulation or administrative interpretation, or any amendment to any existing law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, tax law, regulation or administrative interpretation.
In addition, recently enacted tax reform legislation (the “Tax Reform Bill”) has resulted in fundamental changes to the Code. Among the numerous changes included in the Tax Reform Bill is a deduction of 20% of ordinary REIT dividends for individuals taxpayers for taxable years beginning on or after January 1, 2018 through 2025. The impact of the Tax Reform Bill on an investment in our shares is uncertain. There can be no assurance that the Tax Reform Bill or any such other changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisors with respect to the impact of the Tax Reform Bill on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
None.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2018, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is no active public trading market for our shares and we have no intention of listing our shares in the future.
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
As of December 31, 2018, neither the Company nor its escrow agent received any purchase orders or investor funds from the Offering. As of March 22, 2019, there were five holders of record of our common stock.
Distribution Policy
As of December 31, 2018, we had not declared any distributions. We intend to declare distributions monthly based on record dates established by our board of directors and to pay such distributions on a monthly basis.
We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. Generally, income distributed to stockholders will not be taxable to us under the Code if we distribute at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains.
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
Unregistered Sale of Equity Securities
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
As of December 31, 2018, we had not sold any other equity securities that were not registered under the Securities Act.
Use of Proceeds from Registered Securities
On April 30, 2018, our Registration Statement on Form S-11 (File No. 333-223022), covering our public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act. As of December 31, 2018, we had not received subscriptions for our common stock sufficient to allow us to break escrow and, therefore, we had not received any proceeds from the Offering. As of December 31, 2018, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of $4.3 million.
Share Repurchase Program
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
During the year ended December 31, 2018, no shares were repurchased pursuant to the Company’s share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA
The following selected historical financial data should be read in conjunction with the information set forth under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes thereto that appear on pages F-1 to F-11 of this report.

	As of and for the period ended December 31, 2018	As of January 10, 2018
Operating Data:
Total revenues	$1,975	$—
Total expenses	(369,870)	—
Net loss	$(367,895)	$—

Per Share Data:
Net loss per share of Class I common stock	$(18.39)	$—
Distributions declared per share of Class I common stock	$—	$—

Balance Sheet Data:
Total assets	$183,454	$200,000
Total liabilities	$301,111	$—
Total equity (deficit)	$(117,657)	$200,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.
Overview
We are a Maryland corporation formed on July 27, 2017 to invest in commercial real estate assets. We are externally managed by Oaktree Fund Advisors, LLC, a subsidiary of Oaktree Capital Management, L.P. As of December 31, 2018, we have neither engaged in any operations nor generated any revenues. Our entire activity since inception to December 31, 2018 was to prepare for our proposed fundraising through our initial public offering of our common stock.
We have registered with the SEC an offering of up to $2.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock). The share classes have different upfront selling commissions and ongoing stockholder servicing fees.
We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31 in the year in which proceeds from the Offering are released from escrow.
As of December 31, 2018, we had not entered into any arrangements to acquire any properties or real estate-related securities with the net proceeds from the Offering. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities.
Results of Operations
As of December 31, 2018, we were in our organizational period and had not commenced our principal operations.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, stockholder servicing fees we will pay to the dealer manager, legal, audit and valuation expenses, federal and state securities filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the date on which we break escrow for the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following the first anniversary of the date on which we break escrow for the Offering. As of December 31, 2018, the Adviser and its affiliates had incurred approximately $4.3 million of organization and offering expenses on our behalf.
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
Cash Flows
On January 9, 2018, the Company was capitalized with a $200,000 investment by an affiliate of the Adviser. Net cash used in operating activities of $16,546 at December 31, 2018 relate primarily to net loss of $367,895 offset by restricted stock amortization of $50,238 and increases in accounts payable and due to affiliates of $102,930 and $198,181, respectively. As of December 31, 2018, we had not declared or paid any distributions.
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
Reimbursement of Organization and Offering Expenses
The Adviser has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which escrow is released. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 month period following the first anniversary of the date escrow is released.
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

See Note 4 titled “Related Party Transactions” to our financial statements in this annual report on Form 10-K for additional information concerning our related party transactions.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 3 titled “Summary of Significant Accounting Policies” to our financial statements in this annual report on Form 10-K for a discussion concerning recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had no significant operations as of December 31, 2018. When we commence operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of December 31, 2018, we had no indebtedness and did not use any derivative financial instruments.
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
Market risk includes the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on our common stock may be reduced.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-3 to F-11. See accompanying Index to the Financial Statements on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our directors and executive officers are set forth below.

Name	Age^	Position
John Brady	55	Chairman of the Board and Chief Executive Officer
Derek Smith	55	Chief Operating Officer and Director
Manish Desai	40	President and Director
Brian Grefsrud	48	Chief Financial Officer and Treasurer
Todd Liker	46	Managing Director of Acquisitions
Ben Bianchi	43	Managing Director of Acquisitions
Ambrose Fisher	50	Managing Director of Acquisitions
Mark Jacobs	48	Managing Director of Acquisitions
Ryan Delaney	39	Head of Asset Management
Bill Loskota	32	Head of Investor Relations
Cary Kleinman	44	Chief Legal Officer
Jordan Mikes	35	Chief Securities Counsel and Secretary
Wade Hundley	53	Independent Director
Howard Heitner	63	Independent Director
James Martin	70	Independent Director
Robert Cavanaugh	60	Independent Director

^	As of December 31, 2018.
Executive Officers
John Brady has served as Chairman of our board of directors and Chief Executive Officer of the Company since February 2018. Mr. Brady joined Oaktree in 2007 as a managing director and head of the global Real Estate group. He serves as the portfolio manager for Oaktree’s Real Estate Opportunities, Income and Debt strategies. Prior thereto, Mr. Brady was a Principal at Colony Capital, LLC (now known as Colony NorthStar, Inc.), a private international real estate-related investment firm, which he initially joined in 1991. He began his career working in various capacities in the investment banking division of Merrill Lynch. Mr. Brady holds a B.A. degree in English from Dartmouth College and an M.B.A. with concentrations in corporate finance and real estate from the University of California, Los Angeles. He previously served on the Board of Directors of Taylor Morrison Home Corporation and was formerly Chairman of the Board of Directors of Homeboy Industries, a Los Angeles-based non-profit. We believe that Mr. Brady’s significant real estate investment experience, including his career with Oaktree, the depth of his knowledge of Oaktree and its affiliates and his leadership of the Real Estate group, qualifies him to serve on, and makes him a valuable member of, our board of directors.
Derek Smith has been a director of the Company since July 2017 and has served as the Chief Operating Officer of the Company since February 2018. As a managing director of Oaktree and Head of Operations for the Real Estate group, Mr. Smith is responsible for the execution and management of all real estate investments and the administration of Oaktree’s real estate funds. Prior to joining Oaktree in 2010, he spent 19 years at Paul, Hastings, Janofsky & Walker LLP, most recently as the Vice Chair of the Global Real Estate Department. In that role, Mr. Smith represented numerous opportunity funds, investment banks and other private investors in all aspects of their investments in all types of real estate. Mr. Smith also served as the chair of the Technology Committee of Paul Hastings, where he led the firm’s use and investment in information systems and technology. Mr. Smith holds a B.S. degree in computer science from Brigham Young University and a J.D. degree from Cornell University. We believe that Mr. Smith’s extensive experience with structuring real estate transactions as well as advising on real estate investments, including during his career with Oaktree, along with his knowledge of Oaktree and its affiliates and his operational role within the Real Estate group, qualifies him to serve on, and makes him a valuable member of, our board of directors.

Manish Desai has served as President of the Company since July 2017 and has been a director since February 2018. Mr. Desai joined Oaktree in 2004 and is involved in the investment and management of its real estate funds. As a managing director, his responsibilities include acquisitions, dispositions, financings/re-financings, asset management, development and redevelopment of all property types, with a primary focus on corporate transactions. He has worked with a number of Oaktree’s real estate portfolio companies and has served on the Board of Directors for STORE Capital and International Market Centers, Inc. (both specialty REITs). Prior to joining Oaktree, Mr. Desai served as an analyst for Morgan Stanley’s real estate investment strategies where he was involved in a number of advisory assignments, including the spin-off and restructuring of Fairmont Hotels, as well as the evaluation of numerous properties and portfolios for acquisition. Additional experience includes internships at American Enterprise Institute and the U.S. Office of Management and Budget in the executive offices of the White House. Mr. Desai holds a B.A. degree in public policy with a secondary major in economics from Stanford University. We believe that Mr. Desai’s significant experience with real estate investments, including during his career with Oaktree, qualifies him to serve on, and makes him a valuable member of, our board of directors.
Brian Grefsrud has served as Treasurer of the Company since July 2017 and as Chief Financial Officer of the Company since February 2018. Mr. Grefsrud joined Oaktree in 1998 and currently serves as a managing director. Prior to joining Oaktree, he worked in public accounting for two-and-a-half years, most recently with Cooper, Moss, Resnick, Spiegel & Co., LLP. Mr. Grefsrud holds a B.S. degree in accounting from California Lutheran University and is a Certified Public Accountant (inactive).
Todd Liker has served as a Managing Director of Acquisitions for the Company since February 2018. Mr. Liker joined Oaktree in 2008. He is a managing director and co-portfolio manager of Oaktree’s Real Estate Opportunities strategy and leads the Real Estate team in New York. Mr. Liker has investment experience across all major real estate asset types with a particular focus on Oaktree’s investment activities in the Southeastern and Midwestern regions of the United States. He also oversees the group’s focus in corporate real estate-related platforms and investment activities related to real estate companies. Prior to joining Oaktree, Mr. Liker was an Executive Director with J.P. Morgan Securities’ Real Estate, Lodging & Gaming Investment Banking group in New York and London. Prior to joining J.P. Morgan, Mr. Liker spent four years at ABN AMRO in Chicago and Singapore. Mr. Liker received a B.S. degree from the John M. Olin School of Business at Washington University and an M.B.A. from the Tuck School of Business at Dartmouth, where he is currently a member of the M.B.A. Advisory Board at the Tuck School of Business.
Ben Bianchi has served as a Managing Director of Acquisitions for the Company since February 2018. Mr. Bianchi joined Oaktree in 2014 and currently serves as a managing director. In this role, he is involved in the investment and management of its real estate funds. His responsibilities include acquisitions, dispositions, financings/re-financings, asset management, development and redevelopment of all property types. He leads Oaktree’s investment activities in the Northeast and Mid-Atlantic regions of the United States as well as Texas and is also responsible for distressed commercial mortgage debt investments in Europe. Prior to joining Oaktree, Mr. Bianchi worked for Deutsche Bank AG where he held senior positions in the firm’s London, Hong Kong and New York-based real estate divisions. In his most recent role prior to joining Oaktree, he served as Global Head of Deutsche Bank’s Special Situations Group responsible for the investment activities of the $5 billion real estate credit and private equity platform specializing in distressed real estate debt. Before joining Deutsche Bank, Mr. Bianchi was employed by Moore Capital’s MSVP Japan where he served as a senior vice president. He began his career as an associate in Goldman Sachs’s Archon Group in the U.S. and Asia. Mr. Bianchi holds a B.Eng. degree from Vanderbilt University.
Ambrose Fisher has served as a Managing Director of Acquisitions for the Company since February 2018. Mr. Fisher joined Oaktree in 1995. He is a managing director and co-portfolio manager of Oaktree’s Real Estate Opportunities strategy. Mr. Fisher has been involved in the investment, management and fund raising of its real estate funds and predominantly focuses on West Coast opportunities. His responsibilities include acquisitions, dispositions, financings/re-financings, asset management, development and redevelopment of all property types, including office, hotels, retail, residential, land and other miscellaneous property types. Prior to joining Oaktree in 1995, Mr. Fisher was an assistant vice president in the Special Credits Real Estate Group at TCW. Before that, he managed a portfolio of non-performing and performing loans and real estate for the J.E. Robert Companies. Prior thereto, Mr. Fisher was a real estate loan workout specialist with Bank of America. He holds a B.S. degree in business administration from the School of Business Administration at Georgetown University.
Mark Jacobs has served as a Managing Director of Acquisitions for the Company since February 2018. He joined Oaktree in 2001 and is a managing director and co-portfolio manager of the Real Estate Income strategy. Mr. Jacobs is responsible for sourcing, evaluating, executing and managing equity and debt investment opportunities across all property types. His primary focus is on commercial assets on the West Coast. Mr. Jacobs also oversees the group’s commercial nonperforming loans. Prior to joining Oaktree, Mr. Jacobs spent seven years with American Trading Real Estate Properties, Inc. / Lord Baltimore Properties. During this time, he was primarily focused on acquisitions, leasing and development of commercial real estate properties. Mr. Jacobs holds a B.S. degree in business administration and an M.B.A. from the Marshall School of Business at the University of Southern California. He is actively involved with NAIOP, the Commercial Real Estate Development Association, and Urban Land Institute. Mr. Jacobs is a member of the Executive Council of the USC Lusk Center for Real Estate.
Ryan Delaney has served as Head of Asset Management for the Company since February 2018. Mr. Delaney is a managing director and the Head of Asset Management for Oaktree’s Real Estate group. He joined Oaktree in 2012 after having spent six years as a Principal and Head of Asset Management at Mesa West Capital, a Los Angeles-based commercial real estate finance company, and currently serves as a managing director. Prior experience includes five years in the Global Recovery Management Group at Credit Suisse First Boston (“CSFB”), where he was responsible for the workout of special situation assets including distressed real estate, syndicated bank debt and the restructuring of asset-backed transactions. Mr. Delaney began his career in New York in the Investment Banking Analyst program at CSFB in 2001. He holds a B.A. degree in economics from Hobart College, where he was elected to Phi Beta Kappa.
Bill Loskota has served as Head of Investor Relations of the Company since February 2018. Mr. Loskota, a senior vice president of Oaktree, is currently the product specialist for Oaktree’s Real Estate strategies. In this capacity, he is responsible for various aspects of Real Estate product marketing, investment strategy updates, portfolio communications and management of the firm’s Real Estate investors committees. Mr. Loskota is also intimately involved in Real Estate product development and client solution initiatives. Prior to joining Oaktree in 2011, Mr. Loskota worked at UBS, where he focused on portfolio reviews, investment manager due diligence and portfolio construction. Mr. Loskota holds a B.S. degree in business administration from Pepperdine University and an M.B.A. degree from the Graziadio School of Business and Management at Pepperdine University.
Cary Kleinman has served as Chief Legal Officer of the Company since February 2018. Mr. Kleinman is a managing director of Oaktree and the in-house counsel for the Real Estate group. Prior to joining Oaktree in 2006, Mr. Kleinman was an associate at the law firm of DLA Piper LLP, where his practice focused on complex real estate transactions. Mr. Kleinman came to DLA Piper along with several attorneys from his former group at Paul, Hastings, Janofsky & Walker LLP, where he was an associate and advised institutional and private clients on domestic and international real estate transactions. Before that, Mr. Kleinman spent four years as an associate at Stroock & Stroock & Lavan LLP, where he specialized in real estate and structured finance. Mr. Kleinman holds a B.A. degree with honors in government from Wesleyan University and a J.D. from Fordham University School of Law, where he was the Notes and Articles Editor of the Fordham Urban Law Journal. Mr. Kleinman is a member of the State Bar of California and the State Bar of New York.
Jordan Mikes has served as Secretary of the Company since July 2017 and as Chief Securities Counsel of the Company since February 2018. Mr. Mikes currently serves as a senior vice president within Oaktree’s Legal department. In this capacity, he is responsible for various legal matters concerning Oaktree’s Real Estate and Distressed Debt strategies, with a focus on securities law, fund structuring and general corporate matters. Prior to joining Oaktree in 2013, Mr. Mikes worked as an associate in the New York and Los Angeles offices of Sullivan & Cromwell LLP, where his practice focused on corporate finance, mergers and acquisitions, private equity, general securities law and corporate governance. Mr. Mikes graduated with a B.A. degree in legal studies with high honors from the University of California, Berkeley. He went on to graduate summa cum laude with a J.D. from the University of Arizona, James E. Rogers College of Law, where he was a member of the Arizona Law Review and Order of the Coif. Mr. Mikes is a member of the State Bar of New York and the State Bar of California.
Directors
For biographical information concerning Messrs. Brady, Smith and Desai, see “Directors and Executive Officers-Executive Officers.”
Howard Heitner has been a director of the Company since February 2018. Mr. Heitner is currently the Chief Operating Officer of LaTerra Development, LLC, overseeing the day-to-day operations of the company’s development of multifamily housing in Southern California. Mr. Heitner previously served as the President of JRK Residential America, LLC and Chief Operating Officer of SunAmerica Affordable Housing Partners, Inc. participating as a member of their investment committees and overseeing the operations of both affordable and market rate housing across the United States. Prior to joining SunAmerica in 2000, Mr. Heitner was a real estate partner at O’Melveny & Myers LLP, where his practiced focused on lending, workouts, affordable housing, partnership matters and purchase and sale agreements. Mr. Heitner currently serves on the Board of Directors, as Treasurer, of Abode Communities and on the Advisory Council of WNC, Inc. Mr. Heitner graduated summa cum laude with a B.A. degree in economics from Bucknell University. He went on to graduate with a joint J.D. with honors and M.B.A. degree from the University of Chicago, where he was on the Dean’s Honor List and was the elected president of the Law Students Association. We believe Mr. Heitner’s extensive experience in real estate transactions and his legal, business and finance expertise make him a valuable member of our board of directors.

James Martin has been a director of the Company since February 2018. Mr. Martin is currently the President and Chief Investment Officer of James R Martin Consulting, Inc - dba JRM Capital Management, a registered investment advisory firm located in Vancouver, Washington. Mr. Martin was also the Chief Investment Officer of M J Murdock Charitable Trust, a private foundation with assets over $1 billion and headquartered in Vancouver, Washington, from 2005 to 2017. As Chief Investment Officer, Mr. Martin reported to a three person Board of Trustees and was responsible for asset allocation, investment strategy and oversight of investment managers and selection of investment products for all asset classes. Prior thereto, Mr. Martin was the Chief Financial Officer and Chief Investment Officer from 1988 to 2005. From 1970 to 1988, Mr. Martin served on the audit staff at Deloitte, where he served as a Partner from 1982. Mr. Martin is also a regular or ex-officio member of certain investment committees for organizations such as Legacy Health Systems, Asbury Theological Seminary and PeaceHealth SW Foundation. In addition, Mr. Martin also serves on the investment committees of the Rasmuson Foundation and a number of non-profit organizations. He graduated from Eastern Washington University with a degree in accounting, and is an inactive member of the AICPA. We believe Mr. Martin’s extensive experience as an investment professional and auditor and his investment and accounting expertise make him a valuable member of our board of directors.

Robert Cavanaugh has been a director of the Company since February 2018. Mr. Cavanaugh serves as the Chief Executive Officer of RFC Enterprises, a financial advisory and principal investment firm. He has held that position since founding the company in late 2016. Previously he served as Chief Executive Officer of ValueRock Investment Partners, an owner and operator of a large retail real estate portfolio. In addition, he served as Chief Investment Officer of Vestar Development Company, an owner/operator of large retail/entertainment properties located throughout the western US. Prior to joining Vestar, Mr. Cavanaugh was a Managing Director of DLJ Real Estate Capital Partners, a global real estate private equity firm where he oversaw all aspects of the firm’s West Coast operations and served as a member of its Investment Committee from October 1999 through October 2011. During his career, he has also held real estate positions with Deutsche Bank Securities, Goldman Sachs and Co., and LaSalle Partners. Mr. Cavanaugh has previously served as Chairman of the Board of Directors of The Hershey Trust Company, a $13 billion Pennsylvania based trust bank and as Chairman of the Board of Managers of the Milton Hershey School, a privately endowed school that serves disadvantaged children. He was a member of these boards from September 1991 through December 2016 and served as their Chairman from January 2012 through December 2015. In addition, from 2003 through 2017, he served as a member of the Board of Directors of the Hershey Company, a Fortune 500 confection and snacking company where he chaired the Compensation and Executive Organization Committee and at various times served on the Audit, Finance and Risk Management, Governance and Executive Committees. Mr. Cavanaugh earned a Bachelors of Science in Economics degree, cum laude, with dual finance and accounting majors from the Wharton School of Business at the University of Pennsylvania. He also holds a Masters of Business Administration degree from Harvard Business School where he earned academic honors. Mr. Cavanaugh brings extensive real estate, investment banking, finance, risk management, audit and governance experience to his position on the board of directors, which we believe makes him a valuable member of our board of directors.
Wade Hundley has been a director of the Company since June 2018. Mr. Hundley currently serves as a Managing Partner of Moab Development, LLC and Moab Medical Development Partners, real estate development companies based in Tulsa, Oklahoma and co-founded by Mr. Hundley in 2014 and 2016, respectively. From 2009 to 2014, Mr. Hundley served as the Chief Executive Officer of ST Residential LLC, where he oversaw a distressed bank loan portfolio consisting of more than 100 loans. Prior to joining ST Residential LLC, Mr. Hundley served as a consultant to Goldman Sachs. From 2001 to 2007, Mr. Hundley served as Chief Operating Officer and then as President of Pinnacle Entertainment, Inc. (NYSE: PNK), where he was responsible for gaming operations and development activities. Prior to joining Pinnacle Entertainment, Inc., Mr. Hundley was executive vice president at Harvey’s Casino Resorts. From 1993 to 2000, Mr. Hundley worked at Colony Capital, Inc., where he led acquisitions in many real estate based industries and product types, including hospitality, retail, restaurant, office and residential. Mr. Hundley currently serves on the Board of Directors of Vaquero Golf Club in Westlake, Texas. Mr. Hundley holds a B.S. in Finance from Oklahoma State University and an M.B.A. from the University of Texas, Austin. We believe Mr. Hundley’s extensive experience in real estate transactions makes him a valuable member of our board of directors.
Although most of the services provided to us by the individuals who are executive officers are in their respective roles as executive officers of the Adviser, they have certain duties as executive officers of our company arising from Maryland law, our charter and our bylaws. These duties include executing contracts and other instruments in our name and on our behalf and such other duties as may be prescribed by our board of directors from time to time.
Our executive officers will act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our board of directors from time to time. Our officers will devote such portions of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

Audit Committee

Our board of directors has established an audit committee, which consists of Robert Cavanaugh, Howard Heitner and James Martin. James Martin serves as the chairperson of the audit committee and qualifies as an “audit committee financial expert” as that term is defined by the SEC. The audit committee assists the board of directors in overseeing:

•	our accounting and financial reporting processes;

•	the integrity and audits of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications and independence of our independent auditors; and

•	the performance of our internal and independent auditors.

In addition, the audit committee selects the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The audit committee also approves the audit and non-audit services provided by the independent public accountants and the fees we pay for these services.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file. None of the foregoing persons were required to file Section 16(a) forms during the fiscal year ended December 31, 2018 because the Company did not have a class of securities registered pursuant to Section 12 of the Exchange Act.
Code of Ethics
We have adopted a Code of Ethics that applies to all of our directors, officers and employees (if any), and to all of the officers and employees of the Adviser, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics, as it relates to those also covered by Oaktree’s code of ethics, operates in conjunction with, and in addition to, Oaktree’s code of ethics. Our Code of Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics. Our Code of Business Conduct and Ethics is available on our website at www.oaktreeREIT.com.
Corporate Governance Guidelines
We have also adopted corporate governance guidelines to advance the functioning of our board of directors and its committees and to set forth our board of directors’ expectations as to how it and they should perform its and their respective functions.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Committee

Our board of directors has established a compensation committee, which consists of Robert Cavanaugh, Howard Heitner and Derek Smith. Robert Cavanaugh serves as the chairperson of the compensation committee. The primary purpose of the compensation committee is to oversee our compensation programs. The committee reviews the compensation and benefits paid by us to our directors and, in the event we hire employees, the compensation paid to our executive officers as well as any employment, severance and termination agreements or arrangements made with any executive officer and, if required, produces the report to be included in our annual proxy statement. We are externally managed by the Adviser pursuant to the Advisory Agreement and as of the date hereof we have no employees.

The compensation committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee of the committee. In particular, the committee may delegate the approval of certain transactions to a subcommittee consisting solely of members of the compensation committee who are (i) “Non-Employee Directors” for the purposes of Rule 16b-3 under the Exchange Act and (ii) “outside directors” for the purposes of Section 162(m) of the Code.
Executive Compensation
We are externally managed and currently have no employees. Our executive officers serve as officers of the Adviser and are employees of the Adviser or one or more of its affiliates. Our Advisory Agreement provides that the Adviser is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Adviser. In addition, we do not reimburse the Adviser for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Advisory Agreement. Accordingly, the Adviser has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Adviser does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.
Non-Employee Director Compensation
Our non-employee directors receive an annual cash retainer of $65,000, plus an additional retainer of $10,000 to the chairperson of the Audit Committee and $5,000 to each chairperson of any other committees. We pay quarterly installments of 75% of this compensation in cash and the remaining 25% in an annual grant of restricted stock based on the most recent prior month’s NAV. The restricted stock will generally vest one year from the date of grant and will be based on the per share price of our common stock offered in this initial primary offering. We do not pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Adviser or Oaktree do not receive additional compensation for serving on the board of directors or committees thereof.
The following table sets forth the compensation paid by us to our non-employee directors for the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash (1)($)	Stock Awards(2)($)	Total ($)
James Martin	43,921	14,641	58,562
Robert Cavanaugh	40,993	13,665	54,658
Howard Heitner	40,551	13,517	54,068
Wade Hundley	25,243	8,415	33,658
Marc Gamsin (Resigned May 4, 2018)	6,329	—	6,329
Total	157,037	50,238	207,275

(1)	Amounts reported under the “Fees Earned or Paid in Cash” column reflects the pro-rated portion of their annual retainer for service on the Board of Directors earned in fiscal year 2018.
(2)
Represents the grant date fair value of stock awards granted during 2018 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The aggregate number of shares of restricted stock outstanding as of December 31, 2018 for our non-employee directors was as follows; Mr. Martin 1,464 shares; Mr. Cavanaugh 1,366 shares; Mr. Heitner 1,352 shares and Mr. Hundley 841 shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2018, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	—
As of December 31, 2018, we did not have an equity compensation plan or individual compensation arrangement under which equity securities of the registrant are authorized for issuance other than the non-employee director compensation discussed in Item 11. Executive Compensation.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 22, 2019, information regarding the number and percentage of shares owned by each director, our named executive officers, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. As of March 22, 2019, there were a total of 27,000 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 333 South Grand Avenue Los Angeles, California 90071.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Directors and Named Executive Officers:
John Brady	—	—
Derek Smith	—	—
Manish Desai	—	—
Brian Grefsrud	—	—
Todd Liker	—	—
Ben Bianchi	—	—
Ambrose Fisher	—	—
Mark Jacobs	—	—
Ryan Delaney	—	—
Bill Laskota	—	—
Cary Kleinman	—	—
Jordan Mikes	—	—
James Martin(1)	1,875	6.9%
Robert Cavanaugh(1)	1,750	6.5%
Howard Heitner(1)	1,750	6.5%
Wade Hundley(1)	1,625	6.0%
All current executive officers and directors as a group (16 persons)	7,000	25.9%

Holders of 5% of Outstanding Shares:
Oaktree Fund GP, LLC	20,000	74.1%

All shares listed in the table above are Class I shares.

(1)
Each of our non-employee directors received grants of restricted Class I shares as part of their annual compensation. See “Non-Employee Director Compensation.” These Class I shares vested on March 20, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
Our Corporate Governance Guidelines and committee charters require a majority of the members of our Board of Directors, and all members of our Audit Committee, Affiliate Transaction/Conflicts Committee and Compensation Committee to be “independent” directors in accordance with the criteria in our Charter, Bylaws, the applicable rules of the SEC and the listing standards of the New York Stock Exchange (“NYSE”). Based upon its review, our Board of Directors has affirmatively determined that each of Messrs. Martin, Cavanaugh, Heitner, Hundley and Gamsin are “independent” members of our Board of Directors under all applicable standards for independence, including with respect to committee service on our Audit Committee, Affiliate Transaction/Conflicts Committee and Compensation Committee.
Certain Transactions with Related Persons
The following describes all transactions during the fiscal year ended December 31, 2018 and currently proposed transactions involving us, our directors, our Adviser, Oaktree and any affiliate thereof.

Our Relationship with Our Adviser and Oaktree
We are externally managed by our Adviser, Oaktree Fund Advisors L.L.C., a Delaware limited liability company, which is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board of Directors. The Adviser is an affiliate of our sponsor, Oaktree Capital Management, L.P. All of our officers and directors, other than the independent directors, are employees of Oaktree. We have and will continue to have certain relationships with the Adviser and its affiliates.
We may retain certain of the Adviser’s affiliates for necessary services relating to our investments or operations, including any administrative services, consulting services, valuation, construction, servicing, leasing, development, operating, loan origination, property oversight, reporting and other property management services. Any such arrangements will be at market terms and rates. As of December 31, 2018, we have not retained an affiliate of the Adviser for any such services.
Advisory Agreement
Our board of directors will at all times have ultimate oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to our company. Pursuant to the Advisory Agreement, our board of directors has delegated to the Adviser the authority to implement our investment strategy, which includes making investment decisions in constructing our portfolio and providing related portfolio management services, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We or the Adviser may retain other service providers in connection with our operations, including, without limitation, administration, legal and accounting support. The Adviser will leverage the global resources of the Oaktree Real Estate group to achieve our investment goals and objectives.
Services
Pursuant to the terms of the Advisory Agreement, the Adviser is responsible for, among other things:

•	serving as an advisor to us with respect to the establishment and periodic review of our investment guidelines and our investment and financing activities and operations;

•
purchasing, selling, exchanging, converting, trading, financing, refinancing, mortgaging, encumbering, conveying, assigning, pledging, constructing, lending or otherwise effecting transactions for our portfolio with respect to investment opportunities and our investments, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors;

•
investigating, analyzing, evaluating, structuring and negotiating, on our behalf, potential acquisitions, purchases, sales, exchanges or other dispositions of investments with sellers, purchasers and other counterparties and, if applicable, their respective agents, advisors and representatives;

•	providing us with portfolio management and other related services, including managing, operating, improving, developing, redeveloping, renovating and monitoring our investments;

•	negotiating, arranging and executing any borrowings or financings in accordance with our investment guidelines;

•	engaging and supervising, on our behalf and at our expense, various service providers;

•	coordinating and managing operations of any joint venture or co-investment interests held by us and conducting matters with our joint venture or co-investment partners;

•	advising us as to our capital structure and capital raising activities; and

•	overseeing, or arranging for, the performance of the administrative services necessary for our operation.
The above summary is provided to illustrate the material functions which the Adviser will perform for us and it is not intended to include all of the services which may be provided to us by the Adviser or third parties.
Term and Termination Rights
The term of the Advisory Agreement is for one year from the breaking of escrow for our offering subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Adviser before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

•	immediately by us (1) for “cause,” (2) upon the bankruptcy of the Adviser or (3) upon a material breach of the Advisory Agreement by the Adviser;

•	upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors; or

•	upon 60 days’ written notice by the Adviser.
“Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Adviser under the Advisory Agreement.
In the event the Advisory Agreement is terminated, the Adviser will be entitled to receive its prorated management fee through the date of termination. In addition, upon the termination or expiration of the Advisory Agreement, the Adviser will cooperate with us and take all reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function.
Management Fee, Performance Fee and Expense Reimbursements
Management Fee. As compensation for its services provided pursuant to the Advisory Agreement, we pay the Adviser a management fee of 1.00% of NAV per annum payable monthly. In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance fee, stockholder servicing fees or distributions payable on our shares. The management fee will be paid, at the Adviser’s election, in cash or Class I shares. The Adviser has agreed to waive its management fee for the first six months following the date on which the initial proceeds the Offering are released from escrow.
Performance Fee. We will also pay the Adviser a performance fee equal to 12.5% of our Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up. Such allocation will be made annually and accrue monthly.
Expense Reimbursement. We will reimburse the Adviser for out-of-pocket costs and expenses it incurs in connection with the services it provides to us, including, but not limited to, (1) legal, accounting and printing fees and other expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Adviser, (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (4) out-of-pocket expenses in connection with the acquisition, origination, financing and development of properties and real estate-related investments, whether or not such investments are acquired. Such out-of-pocket costs and expenses will include expenses relating to compliance-related matters and regulatory filings relating to our activities (including, without limitation, expenses relating to the preparation and filing of Form PF, Form ADV, reports to be filed with the CFTC, reports, disclosures, and/or other regulatory filings of the Adviser and its affiliates relating to our activities (including our pro rata share of the costs of the Adviser and its affiliates of regulatory expenses that relate to us and other Real Estate Accounts)).
The Adviser has agreed to advance all of our organization and offering expenses on our behalf through the first anniversary of the date on which we break escrow for our offering. We will reimburse the Adviser for all such advanced expenses ratably in 60 equal monthly installments following the first anniversary of the date on which we break escrow for our offering. After the first anniversary of the date on which we break escrow for our offering, we will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred.
Reimbursement by the Adviser. Commencing on the earlier of four fiscal quarters after (i) we make our first investment or (ii) six months after we break escrow for our offering, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses, including the Adviser’s management fee and performance fee, in any four consecutive fiscal quarters to exceed the greater of: (1) 2.0% of our Average Invested Assets and (2) 25.0% of our Net Income.
Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, the Adviser would not be required to reimburse us. Within 60 days after the end of any fiscal quarter for which our Total Operating Expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. In addition, our independent directors will review at least annually the total fees and expense reimbursements for operating expenses paid to the Adviser to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs. Each such determination will be recorded in the minutes of a meeting of the independent directors.
Independent Directors’ Review of Compensation. Our independent directors will evaluate at least annually whether the compensation that we contract to pay to the Adviser is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. Our independent directors will supervise the performance of the Adviser and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation will be based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:

•	the amount of fees paid to the Adviser in relation to the size, composition and performance of our investments;

•	the success of the Adviser in generating investments that meet our investment objectives;

•	rates charged to other externally-advised REITs and other similar investment entities by advisors performing similar services;

•	additional revenues realized by the Adviser and its affiliates through their advisory relationship with us;

•	the quality and extent of the services and advice furnished by the Adviser;

•	the performance of the assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and

•	the quality of our portfolio in relationship to the investments generated by the Adviser for its own account.
In addition to the management fee, performance fee and expense reimbursements, we have agreed to indemnify and hold harmless the Adviser and its affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under the Advisory Agreement, subject to certain limitations.
Organization and Offering Costs
The Adviser agreed to advance all of our organization and offering expenses (“O&O Expenses”) (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) on our behalf through the first anniversary of the date escrow is released for our Offering. We will reimburse the Adviser for all such advanced expenses ratably in 60 equal monthly installments following the first anniversary of the date escrow is released.
Fees and Reimbursements Paid to our Adviser and Affiliates of the Adviser
During the fiscal year ended December 31, 2018, there were no fees paid and expenses reimbursed to our Adviser and affiliates of our Adviser.
Dealer Manager Agreement
We entered into a Dealer Manager Agreement with the Dealer Manager in connection with the Offering, pursuant to which the Dealer Manager agreed to, among other things, manage our relationships with third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of our common stock, which we refer to as “participating broker-dealers,” and financial advisors. The Dealer Manager serves as the dealer manager for the Offering. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers and their registered representatives with respect to communications related to the terms of the Offering, our investment strategies, material aspects of our operations and subscription procedures. The Dealer Manager is a registered broker-dealer and is not affiliated with the Adviser.
Upfront Selling Commissions and Dealer Manager Fees
Class T, Class S and Class D Shares. Subject to any discounts described below, the Dealer Manager will be entitled to receive upfront selling commissions of up to 3.0% and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering; provided, however, that such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. Subject to any discounts described below, the Dealer Manager will be entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. Subject to any discounts described below, the Dealer Manager will be entitled to receive upfront selling commissions of up to 0.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. Before the proceeds of our offering are released from escrow, Oaktree may advance some or all of the upfront selling commissions and dealer manager fees to certain participating broker-dealers throughout the escrow period. Once the proceeds of our offering are released from escrow, we will reimburse Oaktree for all of such amounts advanced by Oaktree to such participating broker-dealers.
Investors who purchase $150,000 or more in Class T, Class S or Class D shares from the same broker-dealer, whether in a single purchase or as the result of multiple purchases, may be eligible, depending on the policies of their participating broker-dealer, for volume discounts on the upfront selling commissions. The Dealer Manager and any participating broker-dealers that offer volume discounts to their clients and their registered representatives will be responsible for implementing the volume discounts. The net offering proceeds we receive will not be affected by any reduction of upfront selling commissions. Certain participating broker-dealers may elect not to offer volume discounts to their clients.
Stockholder Servicing Fees-Class T, Class S and Class D Shares
Subject to FINRA limitations on underwriting compensation and certain other limitations described below, we will pay the Dealer Manager selling commissions over time as a stockholder servicing fee (i) with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares; however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares, (ii) with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares and (iii) with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares. We will not pay a stockholder servicing fee with respect to our outstanding Class I shares.
The stockholder servicing fees will be paid monthly in arrears. The Dealer Manager will reallow (pay) the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers, and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.
We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate,8.75% (or, in the case of shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable dealer agreement between the Dealer Manager and a participating broker-dealer at the time such shares were issued) of the gross proceeds from the sale of such shares (excluding the gross proceeds of any shares issued under our distribution reinvestment plan with respect thereto). At the end of such month, such Class T share, Class S share or Class D share (and any shares issued under our distribution reinvestment plan with respect thereto) held in such stockholder’s account will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such shares. Although we cannot predict the length of time over which the stockholder servicing fee will be paid due to potential changes in the NAV of our shares, this fee would be paid with respect to a Class T share or Class S share over approximately seven years from the date of purchase and with respect to a Class D share held in a stockholder’s account over approximately 33 years from the date of purchase, assuming a limit of 8.75% of gross proceeds, payment of the full upfront selling commissions and dealer manager fees (as applicable) and a constant NAV of $10.00 per share. Under these assumptions, if a stockholder holds his or her shares for these time periods, this fee with respect to a Class T share or Class S share would total approximately $0.91 and with respect to a Class D share would total approximately $0.88.
Eligibility to receive the stockholder servicing fee is conditioned on a broker-dealer providing the following ongoing services with respect to the Class T, Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker-dealer is not eligible to receive the stockholder servicing fee due to failure to provide these services, the Dealer Manager will waive the stockholder servicing fee that broker-dealer would have otherwise been eligible to receive. The stockholder servicing fees are ongoing fees that are not paid at the time of purchase.
Fees Paid to Our Dealer Manager
During the fiscal year ended December 31, 2018, we did not pay the Dealer Manager for any upfront selling commissions, dealer manager fees and stockholder servicing fees.
Fees and Expenses for Other Services
During the fiscal year ended December 31, 2018, there were no fees paid to affiliates of the Adviser for other services.
Indemnification Agreements with Directors and Officers
We have entered into indemnification agreements with each of our directors and officers. We refer to such indemnification agreements as “Indemnification Agreements” and our directors and officers party thereto as “Indemnitees.” The Indemnification Agreements provide that we will, subject to certain limitations and exceptions, indemnify, to the fullest extent permitted under Maryland law, and advance expenses to, each Indemnitee, in connection with (among other things) the Indemnitee’s capacity as a director, officer, employee or agent of the Company. This obligation includes, subject to certain terms and conditions, indemnification for any expenses (including reasonable attorneys’ fees), judgments, fines, penalties and settlement amounts actually and reasonably incurred by the Indemnitee in connection with any threatened or pending action, suit or proceeding. In certain instances, we may be required to advance such expenses, in which case the Indemnitee will be obligated to reimburse us for the amounts advanced if it is later determined that the Indemnitee is not entitled to indemnification for such expenses.
Related Party Transaction Policy

Our Board of Directors recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. Our Board of Directors has adopted a written policy on transactions with related persons. Under the policy, a committee of our Board of Directors composed solely of independent directors who are disinterested or the disinterested members of our Board of Directors must review and approve or ratify any “related person transaction” (defined as any transaction that would be required to be disclosed by us under Item 404(a) of Regulation S-K in which we were or are to be a participant, other than an employment relationship or transaction involving an executive officer and any related compensation, and the amount involved exceeds $120,000 and in which any “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) had or will have a direct or indirect material interest) and all material facts with respect thereto. No related person transaction will be executed without the approval or ratification of a committee of our Board of Directors composed solely of independent directors who are disinterested or by the disinterested members of our Board of Directors. Our Affiliate Transaction Committee fulfills the obligations under this policy.

In reviewing a related person transaction or proposed related person transaction, the Affiliate Transaction Committee or disinterested directors, as applicable, shall consider all relevant facts and circumstances, including without limitation:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction;

•	the importance of the transaction both to the Company and the related person;

•	whether the transaction would likely impair the judgment of a director or executive officer to act in the best interest of the Company;

•	whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by the Company with non-related persons, if any; and

•	any other matters that management or the Affiliate Transaction Committee or disinterested directors, as applicable deem appropriate.

In addition, the policy provides that the Affiliate Transaction Committee, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, considers whether such transaction would compromise the director or director nominee’s status as an “independent,” “outside,” or “non-employee” director, as applicable, under our Charter and our Corporate Governance Guidelines and our Code of Business Conduct and Ethics.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Auditors
During the period from January 10, 2018 to December 31, 2018, Ernst & Young LLP served as our independent auditor.
Audit and Non-Audit Fees
Aggregate fees that we were billed for the fiscal year ended December 31, 2018 by our independent registered public accounting firm, Ernst & Young, were as follows:

Fiscal Year Ended December 31, 2018
Audit fees(a)	$111,000
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$111,000

(a)
Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

Audit Committee Pre-Approval Policies and Procedures
In accordance with our Audit Committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee of our Board of Directors, which concluded that the provision of such services by Ernst & Young was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.
Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee, and must include a description of the services to be provided and a statement by the independent registered public accounting firm and principal accounting officer of the Company confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.
The Audit Committee may delegate pre-approval authority to one or more of its members or a subcommittee. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1)   Financial Statements
See the accompanying Index to Financial Statement Schedule on page F-1.
(a) (2)   Financial Statement Schedules
None.
(a) (3)   Exhibits

EXHIBIT INDEX

Exhibit Number	Description

1.1
Dealer Manager Agreement, by and between Oaktree Real Estate Income Trust, Inc. and SDDCo Brokerage Advisors, LLC, dated as of February 16, 2018 (filed as Exhibit 1.1 to the Registrant's Quarterly Report on Form 10-Q on June 14, 2018 and incorporated herein by reference)

3.1
Articles of Amendment and Restatement (incorporated by reference to Exhibit  3.1 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on February 14, 2018 (file number 333-223022))

3.2
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on February 14, 2018 (file number 333-223022))

3.3
Articles of Amendment of Oaktree Real Estate Income Trust, Inc. dated June 13, 2018 (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q on June 14, 2018 and incorporated herein by reference)

4.1	Share Repurchase Plan (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q on June 14, 2018 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q on June 14, 2018 and incorporated herein by reference)

10.1
Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022))

10.2
Escrow Agreement, by and between Oaktree Real Estate Income Trust, Inc. and UMB Bank, N.A., dated as of May 9, 2018 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q on June 14, 2018 and incorporated herein by reference)

10.3
Trademark License Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022))

10.4
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022))

10.5*
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on February 14, 2018 (file number 333-223022))

21.1	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Denotes management contract or compensation plan or agreement
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE REAL ESTATE INCOME TRUST, INC.

March 22, 2019	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OAKTREE REAL ESTATE INCOME TRUST, INC.

March 22, 2019	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)

March 22, 2019	/s/ Brian Grefsrud
Date	Brian Grefsrud
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

March 22, 2019	/s/ James Martin
Date	James Martin
Director

March 22, 2019	/s/ Robert Cavanaugh
Date	Robert Cavanaugh
Director

March 22, 2019	/s/ Howard Heitner
Date	Howard Heitner
Director

March 22, 2019	/s/ Wade Hundley
Date	Wade Hundley
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Oaktree Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Oaktree Real Estate Income Trust, Inc. (the Company) as of December 31, 2018 and January 10, 2018 and the related statements of operations, changes in stockholder’s (deficit) equity and cash flows for the period from January 10, 2018 through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and January 10, 2018, and the results of its operations and its cash flows for the period from January 10, 2018 through December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ Ernst & Young LLP

Los Angeles, California
March 22, 2019

Oaktree Real Estate Income Trust, Inc.
Balance Sheets

		January 10, 2018
	December 31, 2018
Assets
Cash and cash equivalents	$183,454	$200,000
Total Assets	$183,454	$200,000
Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$102,930	$—
Due to affiliates	198,181	—
Commitments and contingencies (Note 6)	—	—
Total Liabilities	301,111	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued or outstanding at January 10, 2018 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 20,000 shares issued and outstanding at January 10, 2018 and December 31, 2018, respectively	200	200
Additional paid-in capital	250,038	199,800
Accumulated deficit	(367,895)	—
Total Stockholders’ (Deficit) Equity	(117,657)	200,000
Total Liabilities and Stockholders’ Equity	$183,454	$200,000

See accompanying notes to the financial statements

Oaktree Real Estate Income Trust, Inc.
Statement of Operations

For the period from January 10, 2018 through December 31, 2018
Revenues
Interest income	$1,975
Total revenues	1,975
Expenses
General and administrative expenses	369,870
Total expenses	369,870
Net loss	$(367,895)
Loss per share (basic and diluted):
Net loss per share	$(18.39)
Weighted average number of shares outstanding	20,000

See accompanying notes to the financial statements

Oaktree Real Estate Income Trust, Inc.
Statement of Changes in Stockholder's (Deficit) Equity

		Par Value
	Shares	Common Stock	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's (Deficit) Equity
Balance at January 10, 2018	20,000	$—	$200	$—	$—	$—	$199,800	$—	$200,000
Amortization of restricted stock grants	—	—	—	—	—	—	50,238	—	50,238
Net loss	—	—	—	—	—	—	—	(367,895)	(367,895)
Balance at December 31, 2018	20,000	$—	$200	$—	$—	$—	$250,038	$(367,895)	$(117,657)

See accompanying notes to the financial statements

Oaktree Real Estate Income Trust, Inc.
Statement of Cash Flows

For the period from January 10, 2018 through December 31, 2018
Operating activities:
Net loss	$(367,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of restricted stock grants	50,238
Changes in liabilities:
Increase in accounts payable, accrued expenses and other liabilities	102,930
Increase in due to affiliates	198,181
Net cash used in operating activities	(16,546)
Total decrease in cash and cash-equivalents	(16,546)
Cash and cash-equivalents at beginning of period	200,000

Cash and cash-equivalents at end of period	$183,454

See accompanying notes to the financial statements

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

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
As of December 31, 2018, the Company had not commenced its principal operations and had neither purchased nor contracted to purchase any investments. As of such date, the Adviser continues to review potential investments for the Company and other funds and accounts managed by Oaktree within its Real Estate Income and Real Estate Debt investment strategies.
2. Capitalization
As of December 31, 2018 the Company was authorized to issue up to 1,000,000,000 shares of common stock. On April 11, 2018, the Company amended and restated its charter to authorize the following classes of common stock:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	250,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000
The Company has registered with the Securities and Exchange Commission an offering of up to $1,600,000,000 in shares in its primary offering and up to $400,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for shares of the Company’s common stock in its primary offering will be $10.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Company will accept proceeds and hold investors’ funds in an interest bearing escrow account until (i) the Company receives purchase orders for at least $150,000,000, including shares purchased by the Company’s sponsor, its affiliates and its directors and officers, in any combination of classes of shares of our common stock, and (ii) the Company’s board of directors has authorized the release of funds in the escrow account. As of December 31, 2018, neither the Company nor its escrow agent received any purchase orders or investor funds from the Offering. On February 14, 2019, the Company began issuing and selling shares of common stock through the Company's initial public offering.

3. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. Actual results could differ from those estimates.

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of December 31, 2018 or January 10, 2018.
Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31 for the year in which the proceeds from escrow are released. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. Any deferred tax assets arising from the Company’s taxable loss carryforwards during periods prior to making a REIT election have been fully reserved, since it is unlikely such benefits will be realized. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
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
As of December 31, 2018 and January 10, 2018, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $4.3 million and $1.5 million, respectively. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are not the Company’s liability until the date on which the escrow is released.
When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be reflected as a reduction of additional paid-in capital as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.

Share-Based Compensation

Equity-classified stock awards granted to employees and non-employees that have a service condition are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award.

The Company recognizes compensation expense on a straight-line basis over the requisite service period of each award, with the amount of compensation expense recognized at the end of a reporting period at least equal the portion of fair value of the respective award at grant date or modification date, as applicable, that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence.
Recent Accounting Pronouncements
In May 2014, the FASB issued a new revenue recognition standard which will supersede nearly all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Companies will likely need to use more judgment and make more estimates than under current revenue recognition guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. We adopted the new standard effective January 1, 2019, the effective date for private companies. We expect that the pattern of revenue recognition under the standard will be substantially similar to the pattern of revenue recognition under existing accounting standards.
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

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

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
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. The standard will replace the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We expect to adopt the new standard effective December 31, 2020, the effective date for private companies. The guidance is required to be applied using a modified-retrospective approach to all periods presented. We are still evaluating the effects of adoption, but do not expect the new standard to have a material impact on the financial statements. We do not expect the new standard to have a material impact on the financial statements.
In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments add to or clarify guidance on a number of cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity-method investees and beneficial interests in securitization transactions. We adopted the new standard effective January 1, 2019, the effective date for private companies. The guidance is required to be applied prospectively. We do not expect the new standard to have a material impact on the financial statements.
In November 2016, the FASB issued guidance on the presentation of restricted cash in the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective January 1, 2019, the effective date for private companies. The guidance is required to be applied retrospectively to all periods presented. We do not expect the new standard to have a material impact on the financial statements.
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
The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance,

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

management consulting and other similar operational matters. As of December 31, 2018, the Company had not retained an affiliate of the Adviser for any such services.
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
Due to affiliates of $198,181 as of December 31, 2018 consists of a $200,000 advance from an affiliate of the Company and $92,596 of general and administrative costs incurred on the Company's behalf offset by $94,415 of organizational and offering costs that are reimbursable from the Company's Adviser prior to the release of escrow. There were no due to affiliate balances as of January 10, 2018.
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

Restricted stock awards

In March 2018, the Company granted 7,000 shares of restricted stock to its non-employee directors at a fair value of $10.00 per share, which vest after twelve months. For the period from January 10, 2018 through December 31, 2018, the Company recognized compensation expense of $50,238 related to the restricted stock awards, which is included as a component of general and administrative expense.

6. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2018, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

7. Quarterly Financial Information (Unaudited)
The following table presents the Company’s quarterly results:

	Quarter Ended December 31, 2018	Quarter Ended September 30, 2018	Quarter Ended June 30, 2018	For the period from January 10, 2018 through March 31, 2018

Total revenues	$1,221	$523	$161	$70
General and administrative expenses	176,062	80,575	88,233	25,000
Net loss	$(174,841)	$(80,052)	$(88,072)	$(24,930)
Net loss per share, basic and diluted	$(8.74)	$(4.00)	$(4.40)	$(1.25)

8. Subsequent Events
The Company has evaluated events from December 31, 2018 through the date the financial statements were issued. There were no subsequent events that need disclosure.