Form 10-Q
period 2019-03-31
OAKTREE REAL ESTATE INCOME TRUST, INC.
filed 2019-05-10
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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

Securities registered pursuant to Section 12(b) of the Act: None
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of May 10, 2019 was 27,000, all of which were Class I shares.

PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Financial Statements (Unaudited):	1

	Balance Sheets as of March 31, 2019 and December 31, 2018	1
	Statements of Operations for the three months ended March 31, 2019 and the period from January 10, 2018 through March 31, 2018	2
	Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2019 and the period from January 10, 2018 to March 31, 2018	3
	Statements of Cash Flows for the three months ended March 31, 2019 and for the period from January 10, 2018 through March 31, 2018	4

	Notes to Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION	17

ITEM 1.	LEGAL PROCEEDINGS	17

ITEM 1A.	RISK FACTORS	17

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4.	MINE SAFETY DISCLOSURES	17

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	18

SIGNATURES		19
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

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Oaktree Real Estate Income Trust, Inc.
Balance Sheets

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$131,378	$183,454
Total Assets	$131,378	$183,454
Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$121,779	$102,930
Due to affiliates	276,602	198,181
Commitments and contingencies (Note 6)	—	—
Total Liabilities	398,381	301,111
Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 27,000 and 20,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	270	200
Additional paid-in capital	271,057	250,038
Accumulated deficit	(538,330)	(367,895)
Total Stockholders’ Equity (Deficit)	(267,003)	(117,657)
Total Liabilities and Stockholders’ Equity (Deficit)	$131,378	$183,454
See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Statements of Operations (unaudited)

	For the Three Months Ended March 31, 2019	For the Period from January 10, 2018 through March 31, 2018
Revenues
Interest income	$856	$70
Total revenues	856	70
Expenses
General and administrative expenses	171,291	25,000
Total expenses	171,291	25,000
Net Loss	$(170,435)	$(24,930)
Loss per share (basic and diluted):
Net loss per share	$(8.16)	$(1.25)
Weighted average number of shares outstanding	20,875	20,000
See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

		Par Value
	Shares	Common Stock	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
Balance at January 10, 2018	20,000	$—	$200	$—	$—	$—	$199,800	$—	$200,000
Net loss	—	—	—	—	—	—	—	(24,930)	(24,930)
Balance at March 31, 2018	20,000	$—	$200	$—	$—	$—	$199,800	$(24,930)	$175,070

Balance at December 31, 2018	20,000	$—	$200	$—	$—	$—	$250,038	$(367,895)	$(117,657)
Amortization of restricted stock grants	7,000	—	70	—	—	—	21,019	—	21,089
Net loss	—	—	—	—	—	—	—	(170,435)	(170,435)
Balance at March 31, 2019	27,000	$—	$270	$—	$—	$—	$271,057	$(538,330)	$(267,003)

Oaktree Real Estate Income Trust, Inc.
Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31, 2019	For the Period from January 10, 2018 through March 31, 2018
Operating activities:
Net loss	$(170,435)	$(24,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of restricted stock grants	21,089	—
Changes in liabilities:
Increase in accounts payable, accrued expenses and other liabilities	18,849	25,000
Increase in due to affiliates	78,421	—
Net cash (used in) provided by operating activities	(52,076)	70
(Decrease) increase in cash and cash-equivalents	(52,076)	70
Cash and cash-equivalents at beginning of period	183,454	200,000
Cash and cash-equivalents at end of period	$131,378	$200,070

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Notes to Financial Statements
(Unaudited)

1. Organization and Business Purpose
Oaktree Real Estate Income Trust, Inc. (the “Company”) was formed on July 27, 2017 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in well-located, high quality commercial real estate assets that generate strong current cash flow and could further appreciate in value through moderate leasing and repositioning strategies. Moreover, to a lesser extent, the Company plans to invest in real estate-related investments, including private loans and traded real estate-related securities that will help maintain liquidity. The Company anticipates that its investments will be geographically diversified across the top 50 markets in the United States. The Company is externally managed by Oaktree Fund Advisors, LLC (the “Adviser”), an affiliate of Oaktree Capital Management, L.P. On January 9, 2018, the Company was capitalized with a $200,000 investment by an affiliate of the Adviser. On February 14, 2019, the Company began issuing and selling shares of common stock through the Company’s initial public offering.
As of March 31, 2019, the Company had not acquired any real estate investments. Subsequent to March 31, 2019, the Company acquired a fee simple interest in Anzio Apartments, a multifamily asset located in Lawrenceville, Georgia for $59.2 million through a majority-owned joint venture with TruAmerica Multifamily, LLC (Note 7).
2. Capitalization
As of March 31, 2019, the Company was authorized to issue up to 1,000,000,000 shares of common stock. On April 11, 2018, the Company amended and restated its charter to authorize the following classes of common stock:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	250,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000
The Company has registered with the Securities and Exchange Commission an offering of up to $1,600,000,000 in shares in its primary offering and up to $400,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for shares of the Company’s common stock in its primary offering will be $10.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Company will accept proceeds and hold investors’ funds in an interest bearing escrow account until (i) the Company receives purchase orders for at least $150,000,000, including shares purchased by the Company’s sponsor, its affiliates and its directors and officers, in any combination of classes of shares of our common stock, and (ii) the Company’s board of directors has authorized the release of funds in the escrow account. As of March 31, 2019, the Company has not reached the required threshold from the Offering to release funds from escrow.

3. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other future period.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of March 31, 2019 or December 31, 2018.
Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31 for the year in which the proceeds from escrow are released. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. Any deferred tax assets arising from the Company's taxable loss carryforwards during periods prior to making a REIT election have been fully reserved, since it is unlikely such benefits will be realized. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
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
As of March 31, 2019 and December 31, 2018, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $4.3 million. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are not the Company’s liability until the date on which the escrow is released.
When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be reflected as a reduction of additional paid-in capital as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.
Share-Based Compensation

Equity-classified stock awards granted to employees and non-employees that have a service condition are measured at fair value at date of grant and re-measured at fair value only upon a modification of the award.

The Company recognizes compensation expense on a straight-line basis over the requisite service period of each award, with the amount of compensation expense recognized at the end of a reporting period at least equal the portion of fair value of the respective award at grant date or modification date, as applicable, that has vested through that date. Compensation expense, which is adjusted for actual forfeitures upon occurrence, is included as a component of general and administrative expense on the statements of operations.

Recent Accounting Pronouncements
In May 2014, the FASB issued a new revenue recognition standard which will supersede nearly all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Companies will likely need to use more judgment and make more estimates than under previous revenue recognition guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. We adopted the new standard effective January 1, 2019, the effective date for private companies. While we expect that the majority of our revenues will be derived from leasing activities, to the extent there are nonlease components that are within the scope of the new revenue recognition standard, we expect that the pattern of revenue recognition under the new standard will be substantially similar to the pattern of revenue recognition under existing accounting standards.
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
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. The standard will replace the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We expect to adopt the new standard effective December 31, 2020, the effective date for private companies. The guidance is required to be applied using a modified-retrospective approach to all periods presented. We are still evaluating the effects of adopting this standard on our financial statements..
In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments add to or clarify guidance on a number of cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity-method investees and beneficial interests in securitization transactions. We adopted the new standard effective January 1, 2019, the effective date for private companies. The adoption of the new standard did not have any impact on the financial statements as of March 31, 2019.
In November 2016, the FASB issued guidance on the presentation of restricted cash in the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective January 1, 2019, the effective date for private companies. While the guidance is required to be applied retrospectively to all periods presented, we do not have restricted cash, so adoption of this standard did not have a material impact on the financial statements.
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

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of March 31, 2019, the Company had not retained an affiliate of the Adviser for any such services.
The Company will pay the Adviser a performance fee equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount (each term as defined in the advisory agreement) and a high water mark, with a catch-up. Such performance fee will be made annually and accrue monthly.
The Company will be dependent on the Adviser and its affiliates for certain services that are essential to it, including acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.
Due to affiliates of $276,602 and $198,181 as of March 31, 2019 and December 31, 2018, respectively, consisted of general and administrative costs of $171,017 and $92,596, respectively, and a $200,000 advance from an affiliate of the Company offset by $94,415 of organizational and offering costs that are reimbursable from the Adviser prior to the release of escrow.
5. Stockholders' Equity

Restricted stock awards

In March 2018, the Company granted 7,000 shares of restricted stock to its non-employee directors at a fair value of $10.00 per share, which vested on March 20, 2019. For the three months ended March 31, 2019, the Company recognized compensation expense of $21,089 related to the restricted stock awards. For the period from January 10, 2018 through March 31, 2018, the Company's compensation expense related to the restricted stock awards was immaterial.

6. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2019, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

7. Subsequent Events
The Company’s management has evaluated subsequent events from March 31, 2019 through the filing date of this Form 10-Q. There have been no subsequent events during such period that would require recognition or disclosure in the interim financial statements as of and for the three months ended March 31, 2019, except as disclosed below:
On April 11, 2019, the Company entered into a line of credit with Oaktree Fund GP I, L.P., an affiliate of the Company’s sponsor, Oaktree Capital Management, L.P. providing for an unsecured, uncommitted credit facility in a maximum aggregate principal amount of $150 million (the "Line of Credit").
On April 11, 2019, the Company partnered with TruAmerica Multifamily, LLC, ("TruAmerica"), through a joint venture (the “Joint Venture”) to acquire a fee simple interest in Anzio Apartments, a multifamily asset located in Lawrenceville, Georgia, for $59.2 million. The Joint Venture acquired the property through a combination of $44.4 million of property-level debt from the Federal Home Loan Mortgage Corporation and $14.9 million of borrowings under the Line of Credit which were funded as an equity contribution into the Joint Venture. The Company owns a 90% interest in the Joint Venture and TruAmerica owns a 10% interest in the Joint Venture. The Company will have operational control of the Joint Venture and TruAmerica will act as the day-to-day property manager.

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
Forward-Looking Statements
Statements contained in this Form 10-Q that are not historical facts are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-223022), as amended, under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere in this Form 10-Q, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.
Overview
We are a Maryland corporation formed on July 27, 2017 to invest in commercial real estate assets. We are externally managed by Oaktree Fund Advisors, LLC (the “Adviser”), a subsidiary of Oaktree Capital Management, L.P. (together with its affiliates, “Oaktree”). As of March 31, 2019, we have neither engaged in any operations nor generated any revenues. Our entire activity since inception to March 31, 2019 was to prepare for our proposed fundraising through our initial public offering of our common stock.
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
As of March 31, 2019, the Company had not acquired any real estate investments. Subsequent to March 31, 2019, the Company acquired a fee simple interest in Anzio Apartments, a multifamily asset located in Lawrenceville, Georgia for $59.2 million through a majority-owned joint venture.
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
Results of Operations
As of March 31, 2019 we were in our organizational period and our operations consist primarily of general and administrative costs related to the Company’s organizational activities in preparation for its initial public offering.
Acquisition of Anzio Apartments
On April 11, 2019, the Company partnered with TruAmerica Multifamily, LLC (“TruAmerica”) through a joint venture (the “Joint Venture”) to acquire a fee simple interest in Anzio Apartments (the “Property”), a multifamily asset located in Lawrenceville, Georgia, from Anzio Apartments, LLC (the “Seller”) for $59.2 million (exclusive of closing costs). The Joint

Venture acquired the Property and paid related closing costs through a combination of $44.4 million of property-level debt from the Federal Home Loan Mortgage Corporation (“Freddie Mac”), $14.9 million funded to the Joint Venture by the Company from borrowings under the Company’s Line of Credit (as defined below) and $1.7 million funded by TruAmerica.
The Property is a 448-unit multifamily asset located in Lawrenceville, Georgia. Built in 1986 and sitting on 35 acres, the Property features a mix of one-and two-bedroom homes with large floorplans averaging 975 square feet. The Property is located in a convenient location of Gwinnett County in metropolitan Atlanta, Georgia. As the economic capital of the Southeast and a global business hub, Atlanta is the tenth largest metropolitan area by gross domestic product in the United States. Gwinnett County is one the fastest growing counties in the nation, having more than doubled its population since 2000.
The following table provides information regarding the Property:

				As of April 1, 2019
Property Name	Sector	Location	Square Feet	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Anzio Apartments	Multifamily	Lawrenceville, Georgia	436,800	94.7%	$5,438,100	$1,069
The following table sets forth certain information with respect to the Property’s historical occupancy:

Year	Weighted-Average Occupancy	Average Effective Monthly Base Rent per Occupied Unit
2016	92.4%	$847
2017	88.8%	$925
2018	91.4%	$1,005
The leases at the Property are generally short-term in nature and have a term of 12 months or less. As of April 1, 2019, approximately 71% of the multifamily leases expire within 12 months from such date. No single tenant occupies 10% or more of the Property’s square footage.
The Joint Venture is governed by a limited liability company agreement dated April 10, 2019 by and between one of the Company’s subsidiaries and TruAmerica which contains customary terms and conditions. The Company owns a 90% interest in the Joint Venture and TruAmerica owns a 10% interest in the Joint Venture. The Company will control all major decisions of the Joint Venture (subject to TruAmerica’s consent with respect to certain limited decisions) and has the ability to trigger a sale of the Property at any time. The Company will have operational control and TruAmerica will act as the day-to-day property manager.
The Freddie Mac mortgage loan (the “Mortgage Loan”) is secured by a mortgage on the Property. The Mortgage Loan bears interest at a rate of LIBOR plus a spread of 159 basis points, payable as interest-only for the first 60 months, then principal and interest payable for the remaining term based on a 360 month amortization period. The term of the Mortgage Loan is 120 months. Amounts prepaid under the Mortgage Loan are subject to a 1% penalty following a one year lockout period. The Mortgage Loan is subject to customary terms and conditions.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, stockholder servicing fees we will pay to the dealer manager, legal, audit and valuation expenses, federal and state securities filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the date on which we break escrow for the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following the first anniversary of the date on which we break escrow for the Offering. As of March 31, 2019, the Adviser and its affiliates had incurred approximately $4.3 million of organization and offering expenses on our behalf.
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
On April 11, 2019, we entered into a line of credit with Oaktree Fund GP I, L.P. (the "Lender"), an affiliate of the our sponsor, Oaktree Capital Management, L.P. providing for an unsecured, uncommitted credit facility in a maximum aggregate principal amount of $150 million. We intend to use advances under the Line of Credit, along with property-level debt, to acquire our initial real estate investments. The Line of Credit expires on the earlier of: (i) 10 business days following the date the Company breaks escrow for its initial public offering and (ii) April 10, 2020, subject to three-month extension options requiring Lender approval. Borrowings under the Line of Credit will bear interest at a rate of LIBOR plus 3.25% per annum, compounded quarterly, which may be paid in kind at the Company’s election. The Company may request drawdowns of amounts under the Line of Credit periodically and in sizes determined by the Company. Requests for drawdowns will be funded at the discretion of Lender based on, among other factors, details of the purpose of the drawdowns and the property features of investments towards which the proceeds will be used. Amounts due under the Line of Credit (inclusive of accrued interest) are freely pre-payable without penalty.
We intend to repay the Line of Credit in full with offering proceeds promptly after breaking escrow for our initial public offering. We may in the future enter into additional lines of credit. We would expect that any such line of credit would afford us borrowing availability to fund repurchases. As our assets increase, however, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund share repurchases. Moreover, actual borrowing availability may be reduced at any given time if we use borrowings under a line of credit to fund share repurchases or for other corporate purposes.
Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. Other than the Line of Credit described above, we have not yet identified any sources for these types of financings.
Cash Flows
Net cash used in operating activities of $52,076 for the three months ended March 31, 2019 relates primarily to net loss of $170,435 offset by restricted stock amortization of $21,089 and increases in accounts payable and due to affiliates of $18,849 and $78,421, respectively. As of March 31, 2019, we had not declared or paid any distributions. For the period from January 10, 2018 (date of our initial capitalization) through March 31, 2018, net cash provided by operating activities of $70 relates primarily to net loss of $24,930 offset by increases in accounts payable of $25,000.
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

Reimbursement of Organization and Offering Expenses
The Adviser agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which escrow is released. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 month period following the first anniversary of the date escrow is released.
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
See Note 4 titled “Related Party Transactions” to our financial statements in this quarterly report on Form 10-Q for additional information concerning our related party transactions.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 3 titled “Summary of Significant Accounting Policies” to our financial statements in this quarterly report on Form 10-Q for a discussion concerning recent accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had no significant operations as of March 31, 2019. When we commence operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of March 31, 2019, we had no indebtedness and did not use any derivative financial instruments.
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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2019, we were not involved in any legal proceedings.

ITEM 1A.    RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-223022), as amended or supplemented from time to time, filed with the SEC, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
On April 30, 2018, our Registration Statement on Form S-11 (File No. 333-223022), covering our public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act. As of March 31, 2019, we had not received subscriptions for our common stock sufficient to allow us to break escrow and, therefore, we had not received any proceeds from the Offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

10.1
Amended and Restated Dealer Manager Agreement, by and between Oaktree Real Estate Income Trust, Inc. and SDDCo Brokerage Advisors, LLC, dated as of February 5, 2019 (filed as Exhibit 1.1 to the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 on February 5, 2019 (file number 333-223022) and incorporated herein by reference)

10.2
Form of Selected Dealer Management Agreement - Wirehouses (filed as Exhibit 1.3 to the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 on February 5, 2019 (file number 333-223022) and incorporated herein by reference)

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

OAKTREE REAL ESTATE INCOME TRUST, INC.

May 10, 2019	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)

May 10, 2019	/s/ Brian Grefsrud
Date	Brian Grefsrud
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)