Form 10-Q
period 2019-06-30
OAKTREE REAL ESTATE INCOME TRUST, INC.
filed 2019-08-13
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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
(213) 830-6300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of August 12, 2019 was 27,000, all of which were Class I shares.

PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	1

	Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	1
	Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and the period from January 10, 2018 through June 30, 2018	3
	Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three and six months ended June 30, 2019 and the period from January 10, 2018 through June 30, 2018	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and for the period from January 10, 2018 through June 30, 2018	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4.	CONTROLS AND PROCEDURES	23

PART II.	OTHER INFORMATION	25

ITEM 1.	LEGAL PROCEEDINGS	25

ITEM 1A.	RISK FACTORS	25

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4.	MINE SAFETY DISCLOSURES	25

ITEM 5.	OTHER INFORMATION	25

ITEM 6.	EXHIBITS	26

SIGNATURES		27
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

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Oaktree Real Estate Income Trust, Inc.
Consolidated Balance Sheets

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$3,184,670	$183,454
Restricted cash	879,132	—
Accounts and other receivables, net	196,506	—
Investment in real estate, net	57,881,796	—
Investments in real estate-related loan	24,276,585	—
Intangible assets, net	881,924	—
Other assets	51,029	—
Total Assets	$87,351,642	$183,454
Liabilities and Deficit
Accounts payable, accrued expenses and other liabilities	$829,646	$102,930
Mortgage loan, net	44,088,159	—
Due to affiliates	42,166,107	198,181
Commitments and contingencies (Note 11)	—	—
Total Liabilities	87,083,912	301,111
Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 27,000 and 20,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	270	200
Additional paid-in capital	288,701	250,038
Accumulated deficit	(1,583,093)	(367,895)
Total Stockholders’ Deficit	(1,294,122)	(117,657)
Non-controlling interests attributable to third party joint ventures	1,561,852	—
Total Equity (Deficit)	267,730	(117,657)
Total Liabilities and Equity	$87,351,642	$183,454
See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Balance Sheets

The following table presents the assets and liabilities of an investment consolidated as a variable interest entity for which the Company is determined to be the primary beneficiary.

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$624,735	$—
Restricted cash	879,132	—
Accounts and other receivables, net	89,884	—
Investments in real estate, net	57,881,796	—
Intangible assets, net	881,924	—
Other assets	51,029	—
Total Assets	$60,408,500	$—

Liabilities
Accounts payable, accrued expenses and other liabilities	$701,798	$—
Mortgage loan, net	44,088,159	—
Total Liabilities	$44,789,957	$—

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Period from January 10, 2018 through June 30, 2018
Revenues
Rental revenues	$1,191,314	$—	$1,191,314	$—
Other revenues	37,408	—	37,408	—
Total revenues	1,228,722	—	1,228,722	—
Expenses
Rental property operating	480,372	—	480,372	—
General and administrative expenses	278,107	88,233	449,398	113,233
Depreciation and amortization	1,043,275	—	1,043,275	—
Total expenses	1,801,754	88,233	1,973,045	113,233
Other (expense) income
Interest income	140,532	161	141,388	231
Interest expense	(683,797)	—	(683,797)	—
Total other (expense) income	(543,265)	161	(542,409)	231
Net loss	$(1,116,297)	$(88,072)	$(1,286,732)	$(113,002)
Net loss attributable to non-controlling interests	71,534	—	71,534	—
Net loss attributable to stockholders	$(1,044,763)	$(88,072)	$(1,215,198)	$(113,002)
Net loss per share of common stock - basic and diluted	$(38.69)	$(4.40)	$(50.66)	$(5.65)
Weighted average number of shares outstanding	27,000	20,000	23,989	20,000
See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

	For the Periods Ended June 30, 2018
	Par Value
	Shares	Common Stock	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at January 10, 2018	20,000	$—	$200	$—	$—	$—	$199,800	$—	$200,000	$—	$200,000
Net loss								(24,930)	(24,930)		(24,930)
Balance at March 31, 2018	20,000	—	200	—	—	—	199,800	(24,930)	175,070	—	175,070
Net loss	—	—	—	—	—	—	—	(88,072)	(88,072)	—	(88,072)
Balance at June 30, 2018	20,000	$—	$200	$—	$—	$—	$199,800	$(113,002)	$86,998	$—	$86,998

	For the Periods Ended June 30, 2019
	Par Value
	Shares	Common Stock	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	20,000	$—	$200	$—	$—	$—	$250,038	$(367,895)	$(117,657)	$—	$(117,657)
Amortization of restricted stock grants	7,000	—	70	—	—	—	21,019	—	21,089	—	21,089
Net loss	—	—	—	—	—	—	—	(170,435)	(170,435)	—	(170,435)
Balance at March 31, 2019	27,000	$—	270	$—	$—	$—	271,057	(538,330)	(267,003)	$—	(267,003)
Amortization of restricted stock grants	—	—	—	—	—	—	17,644	—	17,644	—	17,644
Contributions	—	—	—	—	—	—	—	—	—	1,657,500	1,657,500
Distributions	—	—	—	—	—	—	—	—	—	(24,114)	(24,114)
Net loss	—	—	—	—	—	—	—	(1,044,763)	(1,044,763)	(71,534)	(1,116,297)
Balance at June 30, 2019	27,000	$—	$270	$—	$—	$—	$288,701	$(1,583,093)	$(1,294,122)	$1,561,852	$267,730

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30, 2019	For the Period from January 10, 2018 through June 30, 2018
Cash flows from operating activities:
Net loss	$(1,286,732)	$(113,002)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	469,945	—
Amortization of in-place lease intangibles	573,330	—
Amortization of restricted stock grants	38,733	—
Amortization of deferred financing costs	7,029	—
Amortization of discount	(32,882)	—
Changes in assets and liabilities:
Increase in other assets	(51,029)	(94,415)
Increase in accounts and other receivables	(196,506)	—
Increase in accounts payable, accrued expenses and other liabilities	726,716	88,233
Increase in due to affiliates	455,968	25,000
Net cash provided by (used in) operating activities	704,572	(94,184)

Cash flows from investing activities:
Acquisition of real estate	(59,785,956)	—
Purchase of real estate-related loan	(24,243,703)	—
Capital improvements to real estate	(21,039)	—
Net cash used in investing activities	(84,050,698)	—

Cash flows from financing activities:
Borrowings from mortgage loan	44,400,000	—
Due to affiliates	41,511,958	—
Payment of deferred financing costs	(318,870)	—
Distributions to non-controlling interests	(24,114)	—
Contributions from non-controlling interests	1,657,500	—
Net cash provided by financing activities	87,226,474	—

Net change in cash and cash-equivalents and restricted cash	3,880,348	(94,184)
Cash and cash-equivalents and restricted cash, beginning of period	183,454	200,000
Cash and cash-equivalents and restricted cash, end of period	$4,063,802	$105,816
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$3,184,670	$105,816
Restricted cash	879,132	—
Total cash and cash equivalents and restricted cash	$4,063,802	$105,816
See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Business Purpose
Oaktree Real Estate Income Trust, Inc. (the “Company”) was formed on July 27, 2017 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in well-located, high quality commercial real estate assets that generate strong current cash flow and could further appreciate in value through moderate leasing and repositioning strategies. Moreover, to a lesser extent, the Company plans to invest in real estate-related investments, including private loans and traded real estate-related securities that will help maintain liquidity. The Company anticipates that its investments will be geographically diversified across the top 50 markets in the United States. The Company is externally managed by Oaktree Fund Advisors, LLC (the “Adviser”), an affiliate of Oaktree Capital Management, L.P. ("Oaktree"). On January 9, 2018, the Company was capitalized with a $200,000 investment by an affiliate of the Adviser. On February 14, 2019, the Company began issuing and selling shares of common stock through the Company’s initial public offering.
As of June 30, 2019, the Company owned one property investment, Anzio Apartments, a multifamily asset located in Lawrenceville, Georgia, and one real estate-related loan secured by the Atlantis Paradise Island Resort located in the Bahamas.
2. Capitalization
As of June 30, 2019, the Company was authorized to issue up to 1,000,000,000 shares of common stock. On April 11, 2018, the Company amended and restated its charter to authorize the following classes of common stock:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	250,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000
The Company has registered with the Securities and Exchange Commission an offering of up to $1,600,000,000 in shares in its primary offering and up to $400,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for shares of the Company’s common stock in its primary offering will be $10.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Company will accept proceeds and hold investors’ funds in an interest bearing escrow account until (i) the Company receives purchase orders for at least $150,000,000, including shares purchased by the Company’s sponsor, its affiliates and its directors and officers, in any combination of classes of shares of our common stock, and (ii) the Company’s board of directors has authorized the release of funds in the escrow account. As of June 30, 2019, the Company has not reached the required threshold from the Offering to release funds from escrow.

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

The Company consolidates entities in which it retains a controlling financial interest or entities that meet the definition of a variable interest entity (“VIE”) for which it is deemed to be the primary beneficiary. In performing an analysis of whether it is the primary beneficiary, at initial investment and at each quarterly reporting period, the Company considers whether it individually has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and also has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, involves significant judgments, including the determination of which activities most significantly affect the entity’s performance, estimates about the current and future fair values and performance of assets held by the entity and/or general market conditions.

If an entity is determined to be a VIE, the Company evaluates whether it is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. The Company consolidates a VIE if it has both power and benefits - that is, (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Company consolidates all VIEs for which it is the primary beneficiary, including the Company’s joint venture with TruAmerica Multifamily, LLC (“TruAmerica”) to hold the Anzio Apartments property (see Note 4). As of June 30, 2019, the total assets and liabilities of the Company's consolidated VIE, were $60.4 million and $44.8 million, respectively. Such amounts are included on the Company's Consolidated Balance Sheets.

If a legal entity fails to meet any of the three characteristics of a VIE (due to insufficiency of equity, existence of non-substantive voting rights, or lack of a controlling financial interest), the Company then evaluates such entity under the voting model. Under the voting model, the Company consolidates the entity if it determines that it, directly or indirectly, has greater than 50% of the voting rights and that other equity holders do not have substantive participating rights.

If the Company has a variable interest in a VIE but is not the primary beneficiary, or if the Company has the ability to exercise significant influence over a voting interest entity but does not have control, it accounts for its investment using the equity method of accounting.

Investments in Real Estate

The Company evaluates each real estate acquisition to determine whether the integrated set of acquired assets and activities meets the definition of a business. Generally, acquisitions of real estate or in-substance real estate are not expected to meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. When evaluating acquired service or management contracts, the Company considers the nature of the services performed, the terms of the contract relative to similar arm’s length contracts, and the availability of comparable service providers in evaluating whether the acquired contract constitutes a substantive process. The acquisition of the Anzio Apartments property was accounted for as an asset acquisition because substantially all of the fair value was concentrated in the land, buildings and related intangible assets.

For acquisitions of real estate and in-substance real estate that are accounted for as business combinations, the Company recognizes the assets acquired (including the intangible value of acquired above- or below-market leases, acquired in-place leases, tenant relationships and other intangible assets or liabilities), liabilities assumed, noncontrolling interests, and previously existing ownership interests, if any, at fair value as of the acquisition date. Any excess (deficit) of the consideration transferred relative to the fair value of the net assets acquired is recognized as goodwill (bargain purchase gain). In business combinations, the preliminary purchase price allocation may be subject to change based upon additional information about facts and circumstances that existed as of the acquisition date, with such measurement period extending no later than 12 months from the acquisition date. Acquisition costs related to business combinations are expensed as incurred.

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

The results of operations of acquired properties are included in the Company’s results of operations from the respective dates of acquisition. Estimates of future cash flows used to estimate the fair values of identifiable assets acquired and liabilities assumed are based upon a number of factors including the property’s historical operating results, known and anticipated trends, and market and economic conditions. Values of buildings and improvements are determined on an as-if-vacant basis.

The estimated fair value of acquired in-place leases include the costs the Company would have incurred to lease the properties to their occupancy levels at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. The Company evaluates avoided costs over the time period over which occupancy levels at the date of acquisition would be achieved had the property been acquired vacant. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases are amortized over the remaining lease terms as a component of depreciation and amortization expense.

For acquired in-place leases, above- and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of the above- or below-market lease value is charged to rental revenue.

Expenditures that improve or extend the life of an acquired property are capitalized and depreciated over their estimated useful life. Expenditures for ordinary maintenance and repairs are expensed as incurred.

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30-40 years
Building and improvements	5-10 years
Furniture, fixtures and equipment	1-7 years
In-place lease intangibles	Over lease term

The Company reviews its real estate portfolio on a periodic basis to ascertain if there are any indicators of impairment in the carrying values of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, the Company performs a recoverability analysis that compares future undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. As of June 30, 2019, the Company had not identified any indicators of impairment with respect to its real estate portfolio.

Investments in Real Estate-Related Loans

Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held for investment. Originated loans are recorded at amortized cost, or outstanding unpaid principal balance less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans are expensed as incurred.

Interest income is recognized based upon contractual interest rate and unpaid principal balance of the loans. Net deferred loan fees on originated loans are deferred and amortized as adjustments to interest income over the expected life of the loans using the effective yield method. Premium or discount on purchased loans are amortized as adjustments to interest income over the expected life of the loans using the effective yield method. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as additional interest income.

Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual. Interest receivable is reversed against interest income when loans are placed on nonaccrual status. Interest collected on a nonaccrual loan is either recognized as income on a cash basis or applied as a reduction to the loan’s carrying value, depending on the ultimate collectability of the loan. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured.

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms, including consideration of the underlying collateral value. As of June 30, 2019, the Company’s real-estate related loan was performing in accordance with its contractual terms and management has not established an allowance for loan losses.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. Actual results could differ from those estimates.

Revenue Recognition

The Company’s sources of revenue and the related revenue recognition policies are as follows:

Rental revenue primarily consists of base rent arising from tenant leases at the Company’s properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Other rental revenues include amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements. The Company recognizes the reimbursement of such costs incurred as tenant reimbursement income.

The Company periodically reviews tenant receivables and unbilled rent receivables to determine whether they are collectible. In making this determination, the Company considers each tenant’s payment history and financial condition. If a receivable is deemed to be uncollectible, the Company will either reserve for the receivable through an allowance, or write-off the receivable. As of June 30, 2019, the Company did not have any allowances for doubtful accounts.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of June 30, 2019 or December 31, 2018.

Restricted Cash

Restricted cash of $879,132 as of June 30, 2019 consisted of tax impounds of $519,775, tenant security deposits of $109,357 and cash reserved for capital expenditures of $250,000. There were no restricted cash balances as of December 31, 2018.

Non-Controlling Interests

Non-controlling interests of $1,561,852 as of June 30, 2019 represent interests held by the joint venture partner in Anzio Apartments, TruAmerica. There were no non-controlling interests as of December 31, 2018.

Fair Value Measurement

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchal framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:

Level 1 — quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.

Level 2 — quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.

Level 3 — pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and other receivables, accounts payable, accrued liabilities and other liabilities approximate fair value because of the short-term nature of these instruments and falls under the Level 2 hierarchy. The estimated fair values of the Company's real estate-related loan, mortgage loan and line of credit approximate their fair values since they bear interest at floating rates and were recently originated and falls under the Level 2 hierarchy.

We use significant judgement to estimate fair values of investments in real estate, and other intangible assets. In estimating their values, we consider significant unobservable inputs such as estimated cash flow projections that utilize appropriate discount and capitalization rates and available comparable market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known and anticipated trends, and market/economic conditions that may affect the property. These inputs are Level 3 inputs.

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

As of June 30, 2019 and December 31, 2018, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $4.4 million. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are not the Company’s liability until the date on which the escrow is released.

When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be reflected as a reduction of additional paid-in capital as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.

Earnings Per Share

Nonvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in the computation of basic EPS pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings.

Basic EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period.

Diluted EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities. We include unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three months ended June 30, 2019 and 2018, the six months ended June 30, 2019 and the period from January 10, 2018 through June 30, 2018, there were no dilutive common stock equivalents as the Company incurred net losses for each period.

Segment Reporting

The Company currently operates as a single reportable segment based upon its method of internal reporting and its allocation of capital and resources.

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

In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments add to or clarify guidance on a number of cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity-method investees and beneficial interests in securitization transactions. We adopted the new standard effective January 1, 2019, the effective date for private companies. The adoption of the new standard did not have any impact on the financial statements as of June 30, 2019.

In November 2016, the FASB issued guidance on the presentation of restricted cash in the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective January 1, 2019, the effective date for private companies. As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated cash flow statements.

4. Investments in Real Estate
On April 11, 2019, the Company partnered with TruAmerica, through a joint venture (the “Joint Venture”) to acquire a fee simple interest in Anzio Apartments (the "Anzio Apartments"), a multifamily asset located in Lawrenceville, Georgia, for $59.2 million. The Joint Venture acquired the property through a combination of $44.4 million of property-level debt from the Federal Home Loan Mortgage Corporation, $14.9 million of borrowings under a Line of Credit with an affiliate of Oaktree which were funded as an equity contribution into the Joint Venture and $1.7 million funded by TruAmerica. The Company owns a 90% interest in the Joint Venture and TruAmerica owns a 10% interest in the Joint Venture. The Company has operational control of the Joint Venture and TruAmerica acts as the day-to-day property manager.

The following table provides detail of the Anzio Apartments property:

Investment	Location	Type	Acquisition Date	Purchase Price(1)
Anzio Apartments	Lawrenceville, Georgia	Multifamily	April 2019	$59,785,956
(1) Purchase price is inclusive of closing costs.
The following table summarizes the purchase price allocation of the Anzio Apartments property:

Building and building improvements	$50,820,175
Land	6,105,370
Furniture, fixtures and equipment	1,405,157
In-place lease intangibles	1,455,254
Total	$59,785,956

As of June 30, 2019, investments in real estate, net, consisted of the following:

Building and building improvements	$50,841,214
Land	6,105,370
Furniture, fixtures and equipment	1,405,157
Total	58,351,741
Accumulated depreciation	(469,945)
Investments in real estate, net	$57,881,796

5. Intangibles

The Company recorded in-place lease intangibles as a result of the Anzio Apartments acquisition. The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of June 30, 2019:

Intangible assets:
In-place lease intangibles	$1,455,254
Accumulated amortization	(573,330)
Intangible assets, net	$881,924

The in-place lease intangibles related to Anzio Apartments are being amortized over an estimated useful life of 6 months and will be fully amortized as of December 31, 2019.

6. Investment in Real Estate-Related Loan

On June 14, 2019, the Company acquired a $25 million principal amount of a second loss mezzanine loan (the “Mezzanine Loan”) by assuming ownership of a special purpose vehicle from an affiliate of Oaktree and contemporaneously borrowed under the Company’s Line of Credit to finance the investment. The Mezzanine Loan is secured by the equity interests of the entity owning Atlantis Paradise Island Resort, a 2,917 room oceanfront resort located on Paradise Island in the Bahamas.

The Mezzanine Loan matures in July 2020 with five 12-month extension options for the borrower, provided there has not been an event of default. The Mezzanine Loan bears interest at a floating rate of 6.67% over the one-month London Interbank Offered Rate, subject to an interest rate increase in the event the borrower exercises its fourth 12-month extension.

The following table details the Company's real estate-related loan investment, the Atlantis Mezzanine Loan:

Collateral	Interest Rate(1)	Maturity Date	Face Amount	Amortized Cost Basis
Atlantis Paradise Island Resort	L + 6.67%	July 2020	$25,000,000	$24,276,585

(1)    The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of June 30, 2019 and
December 31, 2018, one-month LIBOR was equal to 2.40% and 2.50%, respectively.

The following table summarizes the Company's real estate-related loan investments as of June 30, 2019:

Atlantis Mezzanine Loan	$25,000,000
Unamortized Discount	(723,415)
Investments in real estate-related loans, net	$24,276,585

7. Mortgage Loan

In connection with the acquisition of the Anzio Apartments, the Joint Venture obtained a $44.4 million mortgage loan from the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The mortgage loan is secured by the Anzio Apartments and bears interest at a rate of LIBOR plus a spread of 159 basis points, payable as interest-only for the first 60 months, then principal and interest payable for the remaining term based on a 360 month amortization period. The term of the mortgage loan is 120 months. Amounts prepaid under the mortgage loan are subject to a 1% penalty following a one year lockout period. The mortgage loan is subject to customary terms and conditions.

The following table summarizes the Company's mortgage loan:

				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Deferred Financing Costs, net	June 30, 2019	December 31, 2018
Anzio mortgage loan	L + 1.59%	April 2029	$311,841	$44,400,000	$—

(1)    The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of June 30, 2019 and

December 31, 2018, one-month LIBOR was equal to 2.40% and 2.50%, respectively.

The following table presents the future principal payments due under the Company's mortgage loan as of June 30, 2019:

Year	Amount
2019 (remaining)	—
2020	—
2021	—
2022	—
2023	—
Thereafter	$44,400,000
Total	$44,400,000

8. Due to Affiliates

Due to affiliates of $42,166,107 as of June 30, 2019 consisted of $41,511,958 of principal due under the Company's line of credit with Oaktree, $271,631 of interest payable related to the line of credit and $382,518 due to Oaktree for reimbursement of operating expenses. As of December 31, 2018, due to affiliates consisted of $198,181 due to Oaktree for reimbursement of operating expenses.

Line of Credit

On April 11, 2019, the Company entered into the Line of Credit with Oaktree Fund GP I, L.P. (“Lender”), an affiliate of Oaktree, providing for an unsecured, uncommitted credit facility in a maximum aggregate principal amount of $150 million. The Line of Credit expires on the earlier of: (i) 10 business days following the date the Company breaks escrow for the Offering and (ii) April 10, 2020, subject to three-month extension options requiring Lender approval. Borrowings under the Line of Credit will bear interest at a rate of LIBOR plus 3.25% per annum, compounded quarterly, which may be paid in kind at the Company’s election. The Company may request drawdowns of amounts under the Line of Credit periodically and in sizes determined by the Company. Requests for drawdowns will be funded at the discretion of Lender based on, among other factors, details of the purpose of the drawdowns and the property features of investments towards which the proceeds will be used. Amounts due under the Line of Credit (inclusive of accrued interest) are freely pre-payable without penalty.

The following table is a summary of the Company's Line of Credit:

			Maximum	Principal Outstanding Balance
Indebtedness	Interest Rate(1)	Maturity Date	Facility Size	June 30, 2019(2)	December 31, 2018
Line of Credit	L + 3.25%	April 10, 2020	$150,000,000	$41,684,925	$—

(1)    The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of June 30, 2019 and
December 31, 2018, one-month LIBOR was equal to 2.40% and 2.50%, respectively.
(2)     Principal outstanding balance as of June 30, 2019 is inclusive of $172,967 in paid-in-kind interest.

9. Related Party Transactions
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

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of June 30, 2019, the Company had not retained an affiliate of the Adviser for any such services.
The Company will pay the Adviser a performance fee equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount (each term as defined in the advisory agreement) and a high water mark, with a catch-up. Such performance fee will be made annually and accrue monthly. No performance fees were earned by the Adviser during the three or six months ended June 30, 2019 or for the period from January 10, 2018 through June 30, 2018.
The Company will be dependent on the Adviser and its affiliates for certain services that are essential to it, including acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.
On April 11, 2019, the Company entered into the Line of Credit with an affiliate of Oaktree, providing for an unsecured, uncommitted credit facility in a maximum aggregate principal amount of $150 million.
On June 14, 2019, the Company acquired a $25 million principal amount of a second loss mezzanine loan by assuming ownership of a special purpose vehicle from an affiliate of Oaktree and contemporaneously borrowed under the Company’s Line of Credit with an affiliate of Oaktree to finance the investment.

10. Stockholders' Equity

Restricted stock awards

In March 2018, the Company granted 7,000 shares of restricted stock to its non-employee directors at a fair value of $10.00 per share, which vested on March 20, 2019. In March 2019, the Company granted 7,000 shares of restricted stock to its non-employee directors at a fair value of $10.00 per share, which vest on March 20, 2020. For the three and six months ended June 30, 2019, the Company recognized compensation expense of $17,644 and $38,733, respectively, related to the restricted stock awards, which is included in general and administrative expense. For the period from January 10, 2018 through June 30, 2018, the Company's compensation expense related to the restricted stock awards was $17,058.

11. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2019, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

12. Subsequent Events
The Company’s management has evaluated subsequent events from June 30, 2019 through the filing date of this Form 10-Q. There have been no subsequent events during such period that would require recognition or disclosure in the interim financial statements as of and for the three months ended June 30, 2019.

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
Q2 2019 Highlights
Acquisition of Anzio Apartments
On April 11, 2019, the Company partnered with TruAmerica Multifamily, LLC (“TruAmerica”) through a joint venture (the “Joint Venture”) to acquire a fee simple interest in Anzio Apartments (the “Anzio Apartments”), a multifamily asset located in Lawrenceville, Georgia, from Anzio Apartments, LLC (the “Seller”) for $59.2 million (exclusive of closing costs). The Joint Venture acquired the Property and paid related closing costs through a combination of $44.4 million of property-level debt from the Federal Home Loan Mortgage Corporation (“Freddie Mac”), $14.9 million funded to the Joint Venture by the Company from borrowings under the Company’s Line of Credit (as defined below) and $1.7 million funded by TruAmerica.
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
Mortgage Loan
The Freddie Mac mortgage loan (the “Mortgage Loan”) referred to above, is secured by a mortgage on the Property. The Mortgage Loan bears interest at a rate of LIBOR plus a spread of 159 basis points, payable as interest-only for the first 60 months, then principal and interest payable for the remaining term based on a 360 month amortization period. The term of the Mortgage Loan is 120 months. Amounts prepaid under the Mortgage Loan are subject to a 1% penalty following a one year lockout period. The Mortgage Loan is subject to customary terms and conditions.
Line of Credit
On April 11, 2019, the Company entered into a line of credit (the “Line of Credit”) with Oaktree Fund GP I, L.P. (“Lender”), an affiliate of the Company’s sponsor, Oaktree Capital Management, L.P. (“Oaktree”) providing for an unsecured, uncommitted credit facility in a maximum aggregate principal amount of $150 million. The Line of Credit expires on the earlier of: (i) 10 business days following the date the Company breaks escrow for its initial public offering and (ii) April 10, 2020, subject to three-month extension options requiring Lender approval. Borrowings under the Facility bear interest at a rate of LIBOR plus 3.25% per annum, compounded quarterly, which may be paid in kind at the Company’s election. The Company may request drawdowns of amounts under the Line of Credit periodically and in sizes determined by the Company. Requests for drawdowns will be funded at the discretion of Lender based on, among other factors, details of the purpose of the drawdowns and the property features of investments towards which the proceeds will be used. Amounts due under the Facility (inclusive of accrued interest) are freely pre-payable without penalty.

Acquisition of Atlantis Mezzanine Loan

On June 14, 2019, the Company acquired a $25 million principal amount of a second loss mezzanine loan (the “Mezzanine Loan”) by assuming ownership of a special purpose vehicle from an affiliate of Oaktree and contemporaneously borrowed under the Company’s Line of Credit to finance the investment. The Mezzanine Loan is secured by the equity interests of the entity owning Atlantis Paradise Island Resort, a 2,917 room oceanfront resort located on Paradise Island in the Bahamas.

The Mezzanine Loan matures in July 2020 with five 12-month extension options for the borrower, provided there has not been an event of default. The Mezzanine Loan bears interest at a floating rate of 6.67% over the one-month London Interbank Offered Rate, subject to an interest rate increase in the event the borrower exercises its fourth 12-month extension.

Results of Operations

Revenues

Revenues of $1,228,722 for the three and six months ended June 30, 2019 related to the Anzio Apartments property and consisted of $1,140,080 of rental revenues, $51,234 of tenant reimbursements and $37,408 of ancillary income and fees. There were no comparable revenues for the period from January 10, 2018 through June 30, 2018.

Operating Expenses

Operating expenses of $480,372 for the three and six months ended June 30, 2019 related to the Anzio Apartments property and consisted of $196,582 of property expenses, $138,492 of real estate taxes, $83,535 of utilities, $33,293 of property management fees and $28,470 of insurance expense. There were no comparable operating expenses for the period from January 10, 2018 through June 30, 2018.

General and Administrative Expenses

General and administrative expenses of $278,107 for the three months ended June 30, 2019 consisted of $143,066 of legal fees, $64,000 of audit fees, $70,575 of board of director fees and $466 of miscellaneous expenses. General and administrative expenses of $88,233 for the three months ended June 30, 2018 consisted of $20,000 of audit fees and $68,233 of board of director fees.

General and administrative expenses of $449,398 for the six months ended June 30, 2019 consisted of $188,066 of legal fees, $84,000 of audit fees, $143,445 of board of director fees and $33,887 of miscellaneous expenses. General and administrative expenses of $113,233 for the six months ended June 30, 2018 consisted of $45,000 of audit fees and $68,233 of board of director fees.

Depreciation and Amortization

Depreciation and amortization expense of $1,043,275 for the three and six months ended June 30, 2019 related to the Anzio Apartments property and consisted of $469,945 for building and equipment depreciation and $573,330 of in-place lease intangible amortization. There was no comparable depreciation and amortization expense for the period from January 10, 2018 through June 30, 2018.

Interest Income

Interest income of $140,532 for the three months ended June 30, 2019 related primarily to interest income earned on the Atlantis Mezzanine Loan of $106,622 and discount accretion of $32,882. Interest income of $161 for the three months ended June 30, 2018 related to interest earned on cash held in bank accounts.

Interest income of $141,388 for the six months ended June 30, 2019 related primarily to interest income earned on the Atlantis Mezzanine Loan of $106,622 and discount accretion of $32,882. Interest income of $231 for the six months ended June 30, 2018 related to interest earned on cash held in bank accounts.

Interest Expense

Interest expense of $683,797 for the three and six months ended June 30, 2019 consisted of $405,137 of mortgage loan interest, $271,631 of Line of Credit interest and $7,029 of loan fee amortization. There was no comparable interest expense for the period from January 10, 2018 through June 30, 2018.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests of $71,534 for the three and six months ended June 30, 2019 related to losses allocable to the interests held by the Company's joint venture partner in Anzio Apartments, TruAmerica. There were no comparable non-controlling interests for the period from January 10, 2018 through June 30, 2018.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, stockholder servicing fees we will pay to the dealer manager, legal, audit and valuation expenses, federal and state securities filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the date on which we break escrow for the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following the first anniversary of the date on which we break escrow for the Offering. As of June 30, 2019, the Adviser and its affiliates had incurred approximately $4.4 million of organization and offering expenses on our behalf.
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
We intend to use advances under the Line of Credit along with property level debt to acquire real estate investments. We intend to repay the Line of Credit in full with offering proceeds promptly after breaking escrow for our initial public offering. We may in the future enter into additional lines of credit. We would expect that any such line of credit would afford us borrowing availability to fund repurchases. As our assets increase, however, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund share repurchases. Moreover, actual borrowing availability may be reduced at any given time if we use borrowings under a line of credit to fund share repurchases or for other corporate purposes.
Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. Other than the Line of Credit described above, we have not yet identified any sources for these types of financings.
Cash Flows
Net cash provided by operating activities of $704,572 for the six months ended June 30, 2019 relates to net loss of $1,286,732, increases in other assets and accounts receivables of $51,029 and $196,506, respectively, discount amortization of $32,882, offset by depreciation and amortization expense of $1,043,275, restricted stock amortization of $38,733, deferred financing costs amortization of $7,029 and increases in accounts payable and due to affiliates of $726,716 and $455,968, respectively. For the period from January 10, 2018 (date of our initial capitalization) through June 30, 2018, net cash used in operating activities of $94,184 relates primarily to net loss of $113,002, increase in other assets of $94,415 offset by increases in accounts payable and due to affiliates of $88,233 and $25,000, respectively.
Net cash used in investing activities of $84,050,698 for the six months ended June 30, 2019 consisted of $59,785,956 related to the Anzio Apartments acquisition, $24,243,703 related to the acquisition of the Atlantis Mezzanine loan and $21,039 of capital improvements. There were no investing activities for the period from January 10, 2018 (date of our initial capitalization) through June 30, 2018.
Net cash provided by financing activities of $87,226,474 for the six months ended June 30, 2019 consisted of $44,400,000 of proceeds from the mortgage loan, $41,511,958 of proceeds from the Line of Credit, $1,657,500 of contributions from non-controlling interests offset by $318,870 paid for financing costs and $24,114 of investment distributions paid. There were no financing activities for the period from January 10, 2018 (date of our initial capitalization) through June 30, 2018.
As of June 30, 2019, we had not declared or paid any distributions to shareholders.
Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In applying certain of these accounting principles, we may need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. Our application of our critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments.

Please refer to Note 3, “Summary of Significant Accounting Policies” to our financial statements in this quarterly report on Form 10-Q for a summary of our critical accounting policies related to consolidation, recognition and impairment of acquired real estate assets and revenue recognition for our investments in real estate and real estate-related loans.
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
See Note 9 titled “Related Party Transactions” to our financial statements in this quarterly report on Form 10-Q for additional information concerning our related party transactions.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Indebtedness
We expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of June 30, 2019, the outstanding principal balance of our variable rate indebtedness was $86,084,925 and consisted of a mortgage loan and Line of Credit.
Our mortgage loan and Line of Credit are variable rate and indexed to one-month U.S. Dollar denominated LIBOR. For the three and six months ended June 30, 2019, a 10% increase in one-month U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $67,682.
Investment in real estate-related loan

As of June 30, 2019, we held a $25 million investment in a real estate-related loan. Our investment is floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three and six months ended June 30, 2019, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from our real estate-related loan of $10,661.
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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2019, we were not involved in any legal proceedings.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
On April 30, 2018, our Registration Statement on Form S-11 (File No. 333-223022), covering our public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act. A post effective amendment to this Registration Statement was declared effective on April 30, 2019. As of June 30, 2019, we had not received subscriptions for our common stock sufficient to allow us to break escrow and, therefore, we had not received any proceeds from the Offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

10.1
Promissory Note, dated April 11, 2019, between Oaktree Real Estate Income Trust, Inc., as borrower, and Oaktree Fund GP I, LP, as Lender (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 17, 2019)

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

OAKTREE REAL ESTATE INCOME TRUST, INC.

August 12, 2019	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)

August 12, 2019	/s/ Brian Grefsrud
Date	Brian Grefsrud
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)