Form 10-Q
period 2019-09-30
OAKTREE REAL ESTATE INCOME TRUST, INC.
filed 2019-11-14
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of November 14, 2019 was 27,000, all of which were Class I shares.

PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	1

	Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	1
	Consolidated Statements of Operations for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and the period from January 10, 2018 through September 30, 2018	3
	Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2019 and the three months ended September 30, 2018 and the period from January 10, 2018 through September 30, 2018	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and for the period from January 10, 2018 through September 30, 2018	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4.	CONTROLS AND PROCEDURES	25

PART II.	OTHER INFORMATION	27

ITEM 1.	LEGAL PROCEEDINGS	27

ITEM 1A.	RISK FACTORS	27

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4.	MINE SAFETY DISCLOSURES	27

ITEM 5.	OTHER INFORMATION	27

ITEM 6.	EXHIBITS	28

SIGNATURES		29
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

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Oaktree Real Estate Income Trust, Inc.
Consolidated Balance Sheets

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments in real estate, net	$145,870,775	$—
Investments in real estate-related loans, net	49,098,314	—
Intangible assets, net	5,428,357	—
Cash and cash equivalents	5,357,343	183,454
Restricted cash	932,644	—
Accounts and other receivables, net	654,857	—
Other assets	260,985	—
Total Assets	$207,603,275	$183,454
Liabilities and Deficit
Mortgage loans, net	$105,729,159	$—
Due to affiliates	99,226,119	198,181
Intangible liabilities, net	67,046	—
Accounts payable, accrued expenses and other liabilities	2,732,592	102,930
Commitments and contingencies (Note 11)	—	—
Total Liabilities	207,754,916	301,111
Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 27,000 and 20,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	270	200
Additional paid-in capital	306,536	250,038
Accumulated deficit	(3,025,544)	(367,895)
Total Stockholders’ Deficit	(2,718,738)	(117,657)
Non-controlling interests attributable to third party joint ventures	2,567,097	—
Total Deficit	(151,641)	(117,657)
Total Liabilities and Equity	$207,603,275	$183,454
See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Balance Sheets

The following table presents the assets and liabilities of investments consolidated as a variable interest entities for which the Company is determined to be the primary beneficiary.

	September 30, 2019	December 31, 2018
Assets
Investments in real estate, net	$145,870,775	—
Intangible assets, net	5,428,357	—
Cash and cash equivalents	1,855,194	$—
Restricted cash	932,644	—
Accounts and other receivables, net	396,198	—
Other assets	260,985	—
Total Assets	$154,744,153	$—

Liabilities
Mortgage loans, net	$105,729,159	—
Intangible liabilities, net	67,046	—
Accounts payable, accrued expenses and other liabilities	2,399,087	$—
Total Liabilities	$108,195,292	$—

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Period from January 10, 2018 through September 30, 2018
Revenues
Rental revenues	$2,298,740	$—	$3,540,440	$—
Other revenues	174,086	—	161,108	—
Total revenues	2,472,826	—	3,701,548	—
Expenses
Rental property operating	956,906	—	1,437,279	—
General and administrative expenses	649,722	80,575	1,099,118	193,808
Depreciation and amortization	1,798,506	—	2,841,782	—
Total expenses	3,405,134	80,575	5,378,179	193,808
Other (expense) income
Interest income	910,192	523	1,051,580	754
Interest expense	(1,513,816)	—	(2,197,613)	—
Total other (expense) income	(603,624)	523	(1,146,033)	754
Net loss	(1,535,932)	(80,052)	(2,822,664)	(193,054)
Net loss attributable to non-controlling interests	93,481	—	165,016	—
Net loss attributable to stockholders	$(1,442,451)	$(80,052)	$(2,657,648)	$(193,054)
Net loss per share of common stock - basic and diluted	$(53.42)	$(4.00)	$(106.29)	$(9.65)
Weighted average number of shares outstanding	27,000	20,000	25,004	20,000
See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

	For the Periods from January 10, 2018 through September 30, 2018
	Par Value
	Shares	Common Stock	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at January 10, 2018	20,000	$—	$200	$—	$—	$—	$199,800	$—	$200,000	$—	$200,000
Net loss	—	—	—	—	—	—	—	(24,930)	(24,930)	—	(24,930)
Balance at March 31, 2018	20,000	—	200	—	—	—	199,800	(24,930)	175,070	—	175,070
Net loss	—	—	—	—	—	—	—	(88,072)	(88,072)	—	(88,072)
Balance at June 30, 2018	20,000	—	200	—	—	—	199,800	(113,002)	86,998	—	86,998
Net loss	—	—	—	—	—	—	—	(80,052)	(80,052)	—	(80,052)
Balance at September 30, 2018	20,000	$—	$200	$—	$—	$—	$199,800	$(193,054)	$6,946	$—	$6,946

	For the Nine Months Ended September 30, 2019
	Par Value
	Shares	Common Stock	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	20,000	$—	$200	$—	$—	$—	$250,038	$(367,895)	$(117,657)	$—	$(117,657)
Amortization of restricted stock grants	7,000	—	70	—	—	—	21,019	—	21,089	—	21,089
Net loss	—	—	—	—	—	—	—	(170,435)	(170,435)	—	(170,435)
Balance at March 31, 2019	27,000	—	270	—	—	—	271,057	(538,330)	(267,003)	—	(267,003)
Amortization of restricted stock grants	—	—	—	—	—	—	17,644	—	17,644	—	17,644
Contributions	—	—	—	—	—	—	—	—	—	1,657,500	1,657,500
Distributions	—	—	—	—	—	—	—	—	—	(24,114)	(24,114)
Net loss	—	—	—	—	—	—	—	(1,044,763)	(1,044,763)	(71,534)	(1,116,297)
Balance at June 30, 2019	27,000	—	270	—	—	—	288,701	(1,583,093)	(1,294,122)	1,561,852	267,730
Amortization of restricted stock grants	—	—	—	—	—	—	17,835	—	17,835	—	17,835
Contributions	—	—	—	—	—	—	—	—	—	1,130,682	1,130,682
Distributions	—	—	—	—	—	—	—	—	—	(31,956)	(31,956)
Net loss	—	—	—	—	—	—	—	(1,442,451)	(1,442,451)	(93,481)	(1,535,932)
Balance at September 30, 2019	27,000	$—	$270	$—	$—	$—	$306,536	$(3,025,544)	$(2,718,738)	$2,567,097	$(151,641)

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30, 2019	For the Period from January 10, 2018 through September 30, 2018
Cash flows from operating activities:
Net loss	$(2,822,664)	$(193,054)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,392,072	—
Amortization of in-place lease intangibles	1,404,349	—
Amortization of lease origination costs	45,361	—
Amortization of above/below market leases	(1,074)	—
Amortization of restricted stock grants	56,568	—
Amortization of deferred financing costs	22,999	—
Amortization of discount	(217,154)	—
Changes in assets and liabilities:
Increase in other assets	(260,985)	—
Increase in accounts and other receivables	(654,857)	—
Increase in accounts payable, accrued expenses and other liabilities	2,629,661	97,633
Increase in due to affiliates	453,714	130,585
Increase in lease origination costs	(343,134)	—
Net cash provided by operating activities	1,704,856	35,164

Cash flows from investing activities:
Acquisition of real estate	(151,989,671)	—
Purchase of real estate-related loan	(48,881,160)	—
Building improvements	(1,739,989)	—
Net cash used in investing activities	(202,610,820)	—

Cash flows from financing activities:
Borrowings from mortgage loan	106,371,000	—
Due to affiliates	105,399,717	—
Repayments of affiliate line of credit	(6,825,493)	—
Payment of deferred financing costs	(664,839)	—
Distributions to non-controlling interests	(56,070)	—
Contributions from non-controlling interests	2,788,182	—
Net cash provided by financing activities	207,012,497	—

Net change in cash and cash-equivalents and restricted cash	6,106,533	35,164
Cash and cash-equivalents and restricted cash, beginning of period	183,454	200,000
Cash and cash-equivalents and restricted cash, end of period	$6,289,987	$235,164
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$5,357,343	$235,164
Restricted cash	932,644	—
Total cash and cash equivalents and restricted cash	$6,289,987	$235,164
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
As of September 30, 2019, the Company owned two property investments and two real estate-related loans secured by real estate assets.
2. Capitalization
As of September 30, 2019, the Company was authorized to issue up to 1,000,000,000 shares of common stock. On April 11, 2018, the Company amended and restated its charter to authorize the following classes of common stock:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	250,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000
The Company has registered with the Securities and Exchange Commission an offering of up to $1,600,000,000 in shares in its primary offering and up to $400,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for shares of the Company’s common stock in its primary offering will be $10.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Company will accept proceeds and hold investors’ funds in an interest bearing escrow account until (i) the Company receives purchase orders for at least $150,000,000, including shares purchased by the Company’s sponsor, its affiliates and its directors and officers, in any combination of classes of shares of our common stock, and (ii) the Company’s board of directors has authorized the release of funds in the escrow account. As of September 30, 2019, the Company has not reached the required threshold from the Offering to release funds from escrow.

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

If an entity is determined to be a VIE, the Company evaluates whether it is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. The Company consolidates a VIE if it has both power and benefits - that is, (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Company consolidates all VIEs for which it is the primary beneficiary, including the Company’s joint ventures with TruAmerica Multifamily, LLC (“TruAmerica”) and Hines Interests Limited Partnership ("Hines") to hold the Anzio Apartments and Two Liberty Center properties (see Note 4). As of September 30, 2019, the total assets and liabilities of the Company's consolidated VIE, were $155.0 million and $108.1 million, respectively. Such amounts are included on the Company's Consolidated Balance Sheets. For each of our consolidated VIEs, certain assets are pledged as collateral for specific obligations of the VIE. There are no creditors or other partners of our consolidated VIEs that have recourse to our general credit. Our maximum exposure to our consolidated VIEs is limited to our variable interests in each VIE.

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

Investments in Real Estate

The Company evaluates each real estate acquisition to determine whether the integrated set of acquired assets and activities meets the definition of a business. Generally, acquisitions of real estate or in-substance real estate are not expected to meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. When evaluating acquired service or management contracts, the Company considers the nature of the services performed, the terms of the contract relative to similar arm’s length contracts, and the availability of comparable service providers in evaluating whether the acquired contract constitutes a substantive process. The acquisitions of the Anzio Apartments and Two Liberty Center properties were accounted for as asset acquisitions because substantially all of the fair value was concentrated in the land, buildings and related intangible assets.

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

For acquired in-place leases, above- and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The values of acquired above- and below-market leases are amortized over the terms of the related leases and recognized as either increases (for below-market leases) or decreases (for above-market leases) to rental revenue. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of the above- or below-market lease value is charged to rental revenue.

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

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30-40 years
Building and improvements	5-10 years
Furniture, fixtures and equipment	1-7 years
Tenant improvements	Shorter of estimated useful life or lease term
In-place lease intangibles	Over lease term
Above and below market leases	Over lease term
Lease origination costs	Over lease term

The Company reviews its real estate portfolio on a periodic basis to ascertain if there are any indicators of impairment in the carrying values of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, the Company performs a recoverability analysis that compares future undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. As of September 30, 2019, the Company had not identified any indicators of impairment with respect to its real estate portfolio.

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

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms, including consideration of the underlying collateral value. As of September 30, 2019, each of the Company’s real-estate related loans was performing in accordance with its contractual terms and management has not established an allowance for loan losses.

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

The Company periodically reviews tenant receivables and unbilled rent receivables to determine whether they are collectible. In making this determination, the Company considers each tenant’s payment history and financial condition. If a receivable is deemed to be uncollectible, the Company will either reserve for the receivable through an allowance, or write-off the receivable. As of September 30, 2019, the Company did not have any allowances for doubtful accounts.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of September 30, 2019 or December 31, 2018.

Restricted Cash

Restricted cash of $932,644 as of September 30, 2019 consisted of tax impounds of $289,076, tenant security deposits of $134,040, cash reserved for interest payments of $67,795 and cash reserved for capital expenditures of $441,733. There were no restricted cash balances as of December 31, 2018.

Non-Controlling Interests

Non-controlling interests of $2,567,097 as of September 30, 2019 represent interests held by TruAmerica and Hines, our joint venture partners in Anzio Apartments and Two Liberty Center, respectively. There were no non-controlling interests as of December 31, 2018.

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

The Company uses significant judgement to estimate fair values of investments in real estate, and other intangible assets. In estimating their values, we consider significant unobservable inputs such as estimated cash flow projections that utilize appropriate discount and capitalization rates and available comparable market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known and anticipated trends, and market/economic conditions that may affect the property. These inputs are Level 3 inputs.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31 for the year in which the Offering proceeds are released from escrow. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. Any deferred tax assets arising from the Company's taxable loss carryforwards during periods prior to making a REIT election have been fully reserved, since it is unlikely such benefits will be realized. REITs are subject to a number of other organizational and operational requirements.

Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Organization and Offering Expenses

The Adviser has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which escrow for the Offering is released. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 month period following the first anniversary of the date escrow for the Offering is released.

As of September 30, 2019 and December 31, 2018, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $4.7 million and $4.3 million, respectively. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are not the Company’s liability until the date on which the escrow is released.

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

Diluted EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities. We include unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three months ended September 30, 2019 and 2018, the nine months ended September 30, 2019 and the period from January 10, 2018 through September 30, 2018, there were no dilutive common stock equivalents as the Company incurred net losses for each period.

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

In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments add to or clarify guidance on a number of cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity-method investees and beneficial interests in securitization transactions. We adopted the new standard effective January 1, 2019, the effective date for private companies. The adoption of the new standard did not have any impact on the financial statements.

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

4. Investments in Real Estate

As of September 30, 2019, investments in real estate, net, consisted of the following:

Building and building improvements	$132,865,904
Land	9,180,070
Tenant improvements	3,811,716
Furniture, fixtures and equipment	1,405,157
Total	147,262,847
Accumulated depreciation	(1,392,072)
Investments in real estate, net	$145,870,775
On April 11, 2019, the Company partnered with TruAmerica, through a joint venture (the “Anzio Joint Venture”) to acquire a fee simple interest in Anzio Apartments (the "Anzio Apartments"), a multifamily asset located in Lawrenceville, Georgia, for $59.2 million (excluding transaction costs). The Anzio Joint Venture acquired the property through a combination of $44.4 million of property-level debt from the Federal Home Loan Mortgage Corporation, $14.9 million of borrowings under a Line of Credit with an affiliate of Oaktree (the "Line of Credit") which were funded as an equity contribution into the Anzio Joint Venture and $1.7 million funded by TruAmerica. The Company owns a 90% interest in the Anzio Joint Venture and TruAmerica owns a 10% interest in the Anzio Joint Venture. The Company has control of the Anzio Joint Venture and TruAmerica acts as the day-to-day property manager.

On August 20, 2019, the Company partnered with Hines Interests Limited Partnership (“Hines”) through a joint venture (the “Liberty Joint Venture”) to acquire a fee simple interest in Two Liberty Center (the “Two Liberty Center”), a class “A” office asset located in Ballston, Virginia, for $91.2 million (excluding transaction costs). The Liberty Joint Venture acquired Two Liberty Center through a combination of $62.0 million of property-level debt from Bank of America Merrill Lynch and equity of $33.5 million funded from the Liberty Joint Venture (consisting of $32.3 million funded by the Company using borrowings under the Line of Credit and $1.1 million funded by Hines). The Company owns 96.5% interest in the Liberty Joint Venture and Hines owns a 3.5% interest in the Liberty Joint Venture. The Company has control of the Liberty Joint Venture and Hines acts as the day-to-day property manager.

The following table provides detail of the Company's properties:

Investment	Location	Type	Acquisition Date	Purchase Price(1)
Anzio Apartments	Lawrenceville, Georgia	Multifamily	April 2019	$59,785,956
Two Liberty Center	Ballston, Virginia	Office	August 2019	$92,203,715
(1) Purchase price is inclusive of closing costs.
The following table summarizes the purchase price allocations of Anzio Apartments and Two Liberty Center:

	Anzio Apartments	Two Liberty Center
Building and building improvements	$50,820,175	$80,305,740
Land	6,105,370	3,074,700
Tenant improvements	—	3,811,716
Furniture, fixtures and equipment	1,405,157	—
In-place lease intangibles	1,455,254	5,024,572
Above-market lease intangibles	—	58,585
Below-market lease intangibles	—	(71,598)
Total	$59,785,956	$92,203,715

5. Intangibles

The Company recorded in-place lease and above and below market lease intangibles as a result of the Anzio Apartment and Two Liberty Center acquisitions. The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of September 30, 2019:

Intangible assets:
In-place lease intangibles	$4,978,397
Lease origination costs	1,844,563
Above-market lease intangibles	58,585
Total intangible assets	6,881,545
Accumulated amortization:
In-place lease intangibles	(1,404,349)
Lease origination costs	(45,361)
Above-market lease intangibles	(3,478)
Total accumulated amortization	(1,453,188)
Intangible assets, net	$5,428,357

Intangible liabilities:
Below-market lease intangibles	$(71,598)
Accumulated amortization	4,552
Intangible liabilities, net	$(67,046)

The weighted average amortization periods of the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles is 54 months.

The following table details the Company's future amortization of intangible assets and liabilities:

Amortization
For the year ended:
2019 (remaining)	$740,959
2020	1,395,968
2021	820,018
2022	799,574
2023	651,574
Thereafter	953,218
Total	$5,361,311

6. Investments in Real Estate-Related Loans

On June 14, 2019, the Company acquired a $25 million principal amount of a second loss mezzanine loan (the “Atlantis Mezzanine Loan”) by assuming ownership of a special purpose vehicle from an affiliate of Oaktree and contemporaneously borrowed under the Company’s Line of Credit to finance the investment. The Atlantis Mezzanine Loan is secured by the equity interests of the entity owning Atlantis Paradise Island Resort, a 2,917 room oceanfront resort located on Paradise Island in the Bahamas.

The Atlantis Mezzanine Loan matures in July 2020 with five 12-month extension options for the borrower, provided there has not been an event of default. The Atlantis Mezzanine Loan bears interest at a floating rate of 6.67% over the one-month London Interbank Offered Rate, subject to an interest rate increase in the event the borrower exercises its fourth 12-month extension.

On September 4, 2019, the Company acquired a $25 million principal amount of bonds (the “IMC/AMC Bond Investment”) collateralized by a term loan (the “Term Loan”) by assuming ownership of a special purpose vehicle from an affiliate of Oaktree and contemporaneously borrowed $25 million under the Company’s Line of Credit to finance the investment. The Term Loan is cross-collateralized by and senior to equity interests of the owners in International Markets Center (“IMC”) and AmericasMart Atlanta (“AMC”). IMC and AMC are two of the leading national furniture showroom companies with a combined 14.4 million square feet of showroom space located in Las Vegas, Nevada, High Point, North Carolina and Atlanta, Georgia.

The Term Loan matures in December 2023. The IMC/AMC Bond Investment bears interest at a floating rate of 6.15% over the one-month London Interbank Offered Rate.

The following table details the Company's real estate-related loan investments:

Collateral	Interest Rate(1)	Maturity Date	Face Amount	Amortized Cost Basis
Atlantis Paradise Island Resort	L + 6.67%	July 2020	$25,000,000	$24,454,538
International Markets Center AmericasMart Atlanta	L + 6.15%	December 2023	25,000,000	24,643,776
			$50,000,000	$49,098,314

(1)    The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of September 30, 2019 and December 31, 2018, one-month LIBOR was equal to 2.02% and 2.50%, respectively.

The following table summarizes the Company's real estate-related loan investments as of September 30, 2019:

Atlantis Mezzanine Loan	$25,000,000
IMC/AMC Bond Investment	25,000,000
Unamortized Discount	(901,686)
Investments in real estate-related loans, net	$49,098,314

7. Mortgage Loans

In connection with the acquisition of the Anzio Apartments, the Anzio Joint Venture obtained a $44.4 million mortgage loan from the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The mortgage loan is secured by the Anzio Apartments and bears interest at a rate of LIBOR plus a spread of 159 basis points, payable as interest-only for the first 60 months, then principal and interest payable for the remaining term based on a 360 month amortization period. The term of the mortgage loan is 120 months. Amounts prepaid under the mortgage loan are subject to a 1% penalty following a one year lockout period. The mortgage loan is subject to customary terms and conditions.

In connection with the acquisition of Two Liberty Center, the Liberty Joint Venture obtained a $62.0 million mortgage loan from Bank of America Merrill Lynch ("BAML"). The mortgage loan is secured by Two Liberty Center and bears interest at a rate of LIBOR plus a spread of 150 basis points, payable as interest-only for the initial term of 60 months. The term of the mortgage loan is 60 months with two one-year extension options. The mortgage loan is subject to customary terms and conditions, and the Liberty Joint Venture was in compliance with all financial covenants it is subject to under the mortgage loan as of September 30, 2019.

The following table summarizes the Company's mortgage loans:

				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Deferred Financing Costs, net	September 30, 2019	December 31, 2018
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$303,869	$44,400,000	$—
Two Liberty Center mortgage loan	L + 1.50%	August 2024	337,972	61,971,000	$—
			$641,841	$106,371,000

(1)    The term "L" refers to the one-month US dollar-denominated LIBOR. As of September 30, 2019 and December 31, 2018, one-month LIBOR was equal to 2.02% and 2.50%, respectively.

The following table presents the future principal payments due under the Company's mortgage loan as of September 30, 2019:

Year	Amount
2019 (remaining)	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	106,371,000
Total	$106,371,000

8. Due to Affiliates

Due to affiliates of $99,226,119 as of September 30, 2019 consisted of $98,574,224 of principal due under the Company's Line of Credit with Oaktree, $188,482 of interest payable related to the Line of Credit and $463,413 due to Oaktree for reimbursement of operating expenses. As of December 31, 2018, due to affiliates consisted of $198,181 due to Oaktree for reimbursement of operating expenses.

Line of Credit

On April 11, 2019, the Company entered into the Line of Credit with Oaktree Fund GP I, L.P. (“Lender”), an affiliate of Oaktree, providing for an unsecured, uncommitted credit facility in a maximum aggregate principal amount of $150 million. The Line of Credit expires on the earlier of: (i) 10 business days following the date the Company breaks escrow for the Offering and (ii) April 10, 2020, subject to three-month extension options requiring Lender approval. Borrowings under the Line of Credit will bear interest at a rate of LIBOR plus 2.50% per annum, compounded quarterly, which may be paid in kind at the Company’s election. The Company may request drawdowns of amounts under the Line of Credit periodically and in sizes determined by the Company. Requests for drawdowns will be funded at the discretion of Lender based on, among other factors, details of the purpose of the drawdowns and the property features of investments towards which the proceeds will be used. Amounts due under the Line of Credit (inclusive of accrued interest) are freely pre-payable without penalty.

The following table is a summary of the Company's Line of Credit:

			Maximum	Principal Outstanding Balance
Indebtedness	Interest Rate(1)	Maturity Date	Facility Size	September 30, 2019(2)	December 31, 2018
Line of Credit	L + 2.50%	April 10, 2020	$150,000,000	$98,574,224	$—

(1)    The term "L" refers to the one-month US dollar-denominated LIBOR. As of September 30, 2019 and
December 31, 2018, one-month LIBOR was equal to 2.02% and 2.50%, respectively.
(2)     Principal outstanding balance as of September 30, 2019 is inclusive of $887,759 in paid-in-kind interest.

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
Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.00% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash or Class I shares. The Adviser has agreed to waive its management fee for the first six months following the date on which the initial proceeds from the Offering are released from escrow.

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of September 30, 2019, the Company had not retained an affiliate of the Adviser for any such services.
The Company will pay the Adviser a performance fee equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount (each term as defined in the advisory agreement) and a high water mark, with a catch-up. Such performance fee will be made annually and accrue monthly. No performance fees were earned by the Adviser during the three or nine months ended September 30, 2019 or for the period from January 10, 2018 through September 30, 2018.
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
On June 14, 2019, the Company acquired a the Atlantis Mezzanine Loan by assuming ownership of a special purpose vehicle from an affiliate of Oaktree and contemporaneously borrowed under the Company’s Line of Credit with an affiliate of Oaktree to finance the investment.

On August 20, 2019, the Company entered into an amendment (the "Amendment") to the Line of Credit with an affiliate of Oaktree. The Amendment reduces the rate at which borrowings under the Line of Credit bear interest from LIBOR plus 3.25% per annum to LIBOR plus 2.50% per annum. The reduction reflects a review of the existing interest rate in light of current interest rates offered in the market. No other material terms of the Line of Credit were changed as a result of the Amendment. However, the Lender waived interest otherwise due under the Line of Credit such that the interest rate between April 11, 2019 and the date of the Amendment will effectively be LIBOR plus 2.50%.
On September 4, 2019, the Company acquired the IMC/AMC Bond Investment by assuming ownership of a special purpose vehicle from an affiliate of Oaktree and contemporaneously borrowed under the Company’s Line of Credit with an affiliate of Oaktree to finance the investment.
Repurchase Arrangement for Oaktree Investor
On September 11, 2019, the board of directors of the Company, including a majority of the independent directors, adopted an arrangement to repurchase any shares of the Company’s Class I common stock that Oaktree Fund GP I, L.P. (the “Oaktree Investor”), an affiliate of the Company’s sponsor, acquires prior to the breaking of escrow in the Company’s initial public offering. The board of directors approved the repurchase arrangement in recognition of the Oaktree Investor’s intent to subscribe for shares of the Company’s Class I common stock in an amount such that, together with all other subscriptions for the Company’s common stock, the escrow minimum offering amount will be satisfied. If the other subscriptions for the Company’s common stock already meet or exceed the escrow minimum offering amount, the Oaktree Investor does not intend to subscribe for any shares of the Company’s common stock. The Company currently expects to satisfy its escrow minimum offering amount on or about December 6, 2019, although there can be no assurance that the escrow break will occur by that date or at all. Investors that have submitted purchase orders in good order prior to the escrow break will be admitted as stockholders upon any escrow break.
Under the repurchase arrangement, after the Company breaks escrow for its initial public offering, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares.
Other than the Monthly Repurchase Amount limitation, the share repurchase arrangement for the Oaktree Investor is not subject to any volume limitations, including those in the Company’s existing share repurchase plan. Notwithstanding the foregoing, no repurchase offer will be made to the Oaktree Investor for any month in which (1) the 2% monthly or 5% quarterly repurchase limitations in the Company’s existing share repurchase plan have been decreased or (2) the full amount of all shares requested to be repurchased under the Company’s existing share repurchase plan is not repurchased. Additionally, the Company may elect not to offer to repurchase shares from the Oaktree Investor, or may offer to purchase less than the Monthly Repurchase Amount, if, in its judgment, the Company determines that offering to repurchase the full Monthly Repurchase Amount would place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole. Further, the Company’s board of directors may modify, suspend or terminate this share repurchase arrangement if it deems such action to be in the Company’s best interests and the best interests of the Company’s stockholders. The Oaktree Investor will not request that its shares be repurchased under the Company’s existing share repurchase plan. Under the Company’s charter, the Oaktree Investor may not vote on the removal of any of its affiliates (including the Adviser), and may not vote regarding any transaction between the Company and Oaktree or any of its affiliates.

10. Stockholders' Equity
Repurchase Arrangement for Oaktree Investor
On September 11, 2019, the board of directors of the Company adopted an arrangement to repurchase any shares of the Company’s Class I common stock that the Oaktree Investor acquires prior to the breaking of escrow in the Company’s initial public offering. The board of directors approved the repurchase arrangement in recognition of the Oaktree Investor’s intent to subscribe for shares of the Company’s Class I common stock in an amount such that, together with all other subscriptions for the Company’s common stock, the escrow minimum offering amount will be satisfied. Please refer to Note 9, "Related Party Transactions" for a more detailed discussion of the repurchase agreement.

Restricted stock awards

In March 2018, the Company granted 7,000 shares of restricted stock to its non-employee directors at a fair value of $10.00 per share, which vested on March 20, 2019. In March 2019, the Company granted 7,000 shares of restricted stock to its non-employee directors at a fair value of $10.00 per share, which vest on March 20, 2020. For the three and nine months ended September 30, 2019, the Company recognized compensation expense of $17,835 and $56,568, respectively, related to the restricted stock awards, which is included in general and administrative expense. For the period from January 10, 2018 through September 30, 2018, the Company's compensation expense related to the restricted stock awards was $32,403.

11. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2019, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
12. Subsequent Events
The Company’s management has evaluated subsequent events from September 30, 2019 through the filing date of this Form 10-Q. There have been no subsequent events during such period that would require recognition or disclosure in the interim financial statements as of and for the three months ended September 30, 2019.

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
Q3 2019 Highlights

Acquisition of Two Liberty Center

On August 20, 2019, the Company partnered with Hines Interests Limited Partnership (“Hines”) through a joint venture (the “Liberty Joint Venture”) to acquire a fee simple interest in Two Liberty Center (the “Two Liberty”), a class “A” office asset located in Ballston, Virginia, for $91.2 million (exclusive of closing costs). The Liberty Joint Venture acquired Two Liberty through a combination of $62.0 million of property-level debt from Bank of America Merrill Lynch and equity of $33.5 million funded from the Liberty Joint Venture (consisting of $32.3 million funded by the Company using borrowings under the Company’s Line of Credit (as defined below) and $1.1 million funded by Hines).

Two Liberty is a 179,000-square foot, class “A” office building, located in the Ballston neighborhood of Arlington, Virginia. Built in 2007, Two Liberty offers efficient 20,500-square foot floor plates that are conducive to both single and multi-tenant use. The Property is located across the street from over 500,000 square feet of new and refurbished retail and entertainment options opening throughout 2019. The Property is also a short walk to two metro stations that connect to Washington D.C.

The Liberty Joint Venture is governed by a limited liability company agreement dated August 20, 2019 by and between one of the Company’s subsidiaries and Hines, containing customary terms and conditions. The Company owns a 96.5% interest in the Liberty Joint Venture, and Hines owns a 3.5% interest in the Liberty Joint Venture. The Company will generally control all major decisions of the Liberty Joint Venture (subject to Hines’s consent with respect to certain limited decisions) and has the ability to trigger a sale of Two Liberty at any time. The Company will have control, and Hines will act as the day-to-day property manager.
Mortgage Loan

The Bank of America Merrill Lynch debt described above (the “Mortgage Loan”) is secured by a mortgage on Two Liberty. The Mortgage Loan bears interest at a rate of LIBOR plus a spread of 150 basis points, payable as interest-only for the initial term of five years. The term of the Mortgage Loan is five years with two one-year extension options. The Mortgage Loan is subject to customary terms and conditions.

Amendment to Line of Credit

On August 20, 2019, the Company entered into an amendment (the “Amendment”) to that certain Promissory Note, dated as of April 11, 2019 (the “Line of Credit”) with Oaktree Fund GP I, L.P. (the “Lender”), an affiliate of the Company’s sponsor, Oaktree Capital Management, L.P.

The Amendment reduces the rate at which borrowings under the Line of Credit bear interest from LIBOR plus 3.25% per annum to LIBOR plus 2.50% per annum. The reduction reflects a review of the existing interest rate in light of current interest rates offered in the market. No other material terms of the Line of Credit were changed as a result of the Amendment. However, the Lender waived interest otherwise due under the Line of Credit such that the interest rate between April 11, 2019 and the date of the Amendment will effectively be LIBOR plus 2.50%.

Acquisition of International Markets Center Bond Investment

On September 4, 2019, the Company acquired $25 million principal amount of bonds (the "IMC/AMC Bond Investment”) collateralized by a term loan described in more detail below (the “Term Loan”) by assuming ownership of a special purpose vehicle from an affiliate of Oaktree, and contemporaneously assumed a $25 million borrowing under the Company’s line of credit with an affiliate of Oaktree that was used to finance the investment. The Term Loan was originated by Citigroup Corporation and is cross-collateralized by and senior to equity interests of the owners in International Markets Center (“IMC”) and AmericasMart Atlanta (“AMC”).

IMC and AMC are two of the leading national furniture showroom companies with a combined 14.4 million square feet of showroom space located in Las Vegas, Nevada, High Point, North Carolina and Atlanta, Georgia.

The Term Loan matures in December 2023. The IMC/AMC Bond Investment bears interest at a floating rate of 6.15% over one-month LIBOR. The Term Loan is structurally subordinate to a $1.15 billion first mortgage on properties owned by IMC (the “IMC Senior Loan”) and a $493 million first mortgage on properties owned by AMC (the “AMC Senior Loan”). The Term Loan, the IMC Senior Loan and the AMC Senior Loan total a loan-to-appraised real estate value ratio of approximately 67.1%.

Results of Operations

Revenues

Revenues of $2,472,826 for the three months ended September 30, 2019 related to Anzio Apartments (the "Anzio Apartments"), and Two Liberty Center properties and consisted of $2,179,439 of rental revenues, $119,301 of tenant reimbursements and $174,086 of ancillary income and fees. There were no comparable revenues for the three months ended September 30, 2018.

Revenues of $3,701,548 for the nine months ended September 30, 2019 related to Anzio Apartments and Two Liberty Center properties and consisted of $3,369,905 of rental revenues, $170,535 of tenant reimbursements and $161,108 of ancillary income and fees. There were no comparable revenues for the period from January 10, 2018 through September 30, 2018.

Rental Property Operating Expenses

Rental property operating expenses of $956,906 for the three months ended September 30, 2019 related to the Anzio Apartments and Two Liberty Center properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense. There were no comparable rental property operating expenses for the period from January 10, 2018 through September 30, 2018.

Rental property operating expenses of $1,437,279 for the nine months ended September 30, 2019 related to the Anzio Apartments and Two Liberty Center properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense. There were no comparable rental property operating expenses for the period from January 10, 2018 through September 30, 2018.

General and Administrative Expenses

General and administrative expenses of $649,722 for the three months ended September 30, 2019 consisted of legal fees, audit fees, professional tax fees, board of director fees and miscellaneous expenses. General and administrative expenses of $80,575 for the three months ended September 30, 2018 consisted of audit fees and board of director fees.

General and administrative expenses of $1,099,118 for the nine months ended September 30, 2019 consisted of legal fees, audit fees, professional tax fees, board of director fees and miscellaneous expenses. General and administrative expenses for the period from January 10, 2018 through September 30, 2018 consisted of audit fees and board of director fees.

Depreciation and Amortization

Depreciation and amortization expense of $1,798,506 for the three months ended September 30, 2019 related to the Anzio Apartments and Two Liberty Center properties. There was no comparable depreciation and amortization expense for the three months ended September 30, 2018.

Depreciation and amortization expense of $2,841,782 for the nine months ended September 30, 2019 related to the Anzio Apartments and Two Liberty Center properties. There was no comparable depreciation and amortization expense for the period from January 10, 2018 through September 30, 2018.

Interest Income

Interest income of $910,192 for the three months ended September 30, 2019 related primarily to interest income earned on the Atlantis Mezzanine Loan of $569,373, interest earned on the IMC/AMC Bond Investment of $153,886, interest earned on cash held in bank accounts of $2,661 and discount accretion of $184,272. There was no comparable interest income for the three months ended September 30, 2018.

Interest income of $1,051,580 for the nine months ended September 30, 2019 related primarily to interest income earned on the Atlantis Mezzanine Loan of $675,995, interest earned on the IMC/AMC Bond Investment of $153,886, interest earned on cash held in bank accounts of $4,545 and discount accretion of $217,154. There was no comparable interest income for the period from January 10, 2018 through September 30, 2018.

Interest Expense

Interest expense of $1,513,816 for the three months ended September 30, 2019 consisted of $693,235 of mortgage loan interest, $804,611 of Line of Credit interest and $15,970 of loan fee amortization. There was no comparable interest expense for the three months ended September 30, 2018.

Interest expense of $2,197,613 for the nine months ended September 30, 2019 consisted of $1,098,373 of mortgage loan interest, $1,076,241 of Line of Credit interest and $22,999 of loan fee amortization. There was no comparable interest expense for the period from January 10, 2018 through September 30, 2018.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests of $93,481 for the three months ended September 30, 2019 related to losses allocable to the interests held by the Company's joint venture partner in Anzio Apartments of $86,995 and losses allocable to the interests of the Company's joint venture partner in Two Liberty Center of $6,486. There were no comparable non-controlling interests for the period from January 10, 2018 through September 30, 2018.

Net loss attributable to non-controlling interests of $165,016 for the nine months ended September 30, 2019 related to losses allocable to the interests held by the Company's joint venture partner in Anzio Apartments of $158,530 and losses allocable to the interests of the Company's joint venture partner in Two Liberty Center of $6,486. There were no comparable non-controlling interests for the period from January 10, 2018 through September 30, 2018.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, stockholder servicing fees we will pay to the dealer manager, legal, audit and valuation expenses, federal and state securities filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the date on which we break escrow for the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following the first anniversary of the date on which we break escrow for the Offering. As of September 30, 2019, the Adviser and its affiliates had incurred approximately $4.7 million of organization and offering expenses on our behalf.
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
We intend to use advances under the Line of Credit along with property level debt to acquire real estate investments. The Line of Credit provides for an unsecured, uncommitted credit facility in a maximum aggregate principal amount of $150 million. We intend to repay the Line of Credit in full with offering proceeds promptly after breaking escrow for the Offering. We may in the future enter into additional lines of credit. We would expect that any such line of credit would afford us borrowing availability to fund repurchases. As our assets increase, however, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund share repurchases. Moreover, actual borrowing availability may be reduced at any given time if we use borrowings under a line of credit to fund share repurchases or for other corporate purposes.
Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. Other than the Line of Credit described above, we have not yet identified any sources for these types of financings.
Cash Flows
Net cash provided by operating activities of $1,704,856 for the nine months ended September 30, 2019 relates primarily to the Anzio Apartments and Two Liberty Center property acquisitions, discount accretion of the Atlantis Mezzanine Loan offset by restricted stock expense and increases in due to affiliates. For the period from January 10, 2018 (date of our initial capitalization) through September 30, 2018, net cash used in operating activities of $35,164 related to advances to fund the Company's general and administrative operations.
Net cash used in investing activities of $202,610,820 for the nine months ended September 30, 2019 relates primarily to the Anzio Apartments and Two Liberty Center property acquisitions, the Atlantis Mezzanine Loan and IMC/AMC Bond Investment acquisitions and capital improvements. There were no investing activities for the period from January 10, 2018 (date of our initial capitalization) through September 30, 2018.
Net cash provided by financing activities of $207,012,497 for the nine months ended September 30, 2019 consisted of proceeds from mortgage loans, proceeds from the Line of Credit, contributions from non-controlling interests offset by financing costs, repayments under the Line of Credit and investment distributions paid. There were no financing activities for the period from January 10, 2018 (date of our initial capitalization) through September 30, 2018.

As of September 30, 2019, we had not declared or paid any distributions to shareholders.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Indebtedness
We expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of September 30, 2019, the outstanding principal balance of our variable rate indebtedness was $204,945,224 and consisted of two mortgage loans and Line of Credit.
Our Line of Credit and mortgage loans are variable rate and indexed to the one-month and daily U.S. Dollar denominated LIBOR. For the three and nine months ended September 30, 2019, a 10% increase in one-month and daily U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $78,984 and $109,578, respectively.
Investment in real estate-related loans

As of September 30, 2019, we held $50 million of investments in two real estate-related loans. Our investments are floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three and nine months ended September 30, 2019, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from our real estate-related loans of $18,182 and $21,233, respectively.
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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2019, we were not involved in any legal proceedings.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
On April 30, 2018, our Registration Statement on Form S-11 (File No. 333-223022), covering our public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act. A post effective amendment to this Registration Statement was declared effective on April 30, 2019. As of September 30, 2019, we had not received subscriptions for our common stock sufficient to allow us to break escrow and, therefore, we had not received any proceeds from the Offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

4.1
Oaktree Investor Share Repurchase Arrangement (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2019 (file number 333-223022) and incorporated herein by reference)

10.1
Amendment to Promissory Note, dated August 20, 2019, between Oaktree Real Estate Income Trust, Inc., as borrower, and Oaktree Fund GP I, L.P., as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 20, 2019 (file number 333-223022) and incorporated herein by reference)

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

OAKTREE REAL ESTATE INCOME TRUST, INC.

November 14, 2019	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)

November 14, 2019	/s/ Brian Grefsrud
Date	Brian Grefsrud
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)