Form 10-K
period 2019-12-31
OAKTREE REAL ESTATE INCOME TRUST, INC.
filed 2020-03-30
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of March 27, 2020 was 18,065,822 (consisting of 8,886,068 Class S shares and 9,179,754 Class I shares).

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
General Description of Business and Operations
Oaktree Real Estate Income Trust, Inc. (the “Company”) was formed on July 27, 2017 as a Maryland corporation and intends to maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company seeks to invest primarily in well-located, high quality commercial real estate assets that generate strong current cash flow and could further appreciate in value through moderate leasing and repositioning strategies. Moreover, to a lesser extent, the Company invests in real estate-related debt investments, including private loans and traded real estate-related securities that will help maintain liquidity. The Company anticipates that its investments will be geographically diversified across the top 50 markets in the United States. The Company is externally managed by Oaktree Fund Advisors, LLC (the “Adviser”), an affiliate of Oaktree Capital Management, L.P. (together with its affiliates, “Oaktree”).
The Company has registered with the Securities and Exchange Commission, (the "SEC"), an offering of up to $1,600,000,000 in shares in its primary offering and up to $400,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company is selling any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. As of December 6, 2019, the Company broke escrow for the Offering and the escrow agent for the Offering released approximately $150 million (including approximately $87 million funded by an affiliate of Oaktree) to us.
As of March 27, 2020, we had received net proceeds of $181 million from selling an aggregate 18,065,822 shares of our common stock (consisting of 8,886,068 Class S shares and 9,179,754 Class I shares). We have primarily used the net proceeds to make investments in real estate and real estate-related securities.
Our Adviser
We are externally managed by our adviser, Oaktree Fund Advisors, LLC, a Delaware limited liability company. The Adviser is an affiliate of Oaktree, our sponsor. Pursuant to an advisory agreement between us and the Adviser (the “Advisory Agreement”), the Adviser is responsible for implementing our investment strategy, which includes making investment decisions in constructing our portfolio and providing related portfolio management services, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors. The Adviser is also responsible for oversight over our other service providers.
Our Sponsor
Oaktree is a leading global alternative investment management firm with expertise in credit strategies. The firm was formed in

1995 by a group of individuals who had been investing together since the mid-1980s in high yield bonds, convertible securities and distressed debt. From those roots, the firm has developed an array of specialized real estate, credit and equity-oriented strategies. As of December 31, 2019, Oaktree comprises 993 employees with offices in numerous cities across several countries, of which the largest offices are in Los Angeles (headquarters), London, New York City and Hong Kong.
Oaktree has 332 investment professionals, including 187 senior investment professionals with an average of 20 years of industry experience, who among them possess the investing, research, analytical, legal, trading and other skills, as well as relationships and experience, that are necessary for long-term success in our complex markets.
The firm’s competitive advantages include its experienced team of investment professionals, a global platform and a unifying investment philosophy. This investment philosophy, which consists of six tenets - risk control, consistency, market inefficiency, specialization, bottom-up analysis and disavowel of market timing - is complemented by a set of core business principles that articulate Oaktree’s commitment to excellence in investing, commonality of interests with clients, a collaborative and cooperative culture, and a disciplined, opportunistic approach to the expansion of products.
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
We cannot assure you that we will achieve our investment objectives. See Item 1A - Risk Factors.
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
We expect 65-95% of the portfolio will be invested in income-producing real estate and 5-35% of the portfolio in private loans and traded securities. We expect that our commercial real property investments will primarily be office, multifamily and industrial assets, although we may selectively invest in retail, hotel and other income-producing assets. We expect that our real property investments will generally be fee simple interests, but may also include net leases and ground leases. Importantly, the actual percentage of our portfolio that is invested in each investment type may from time to time be outside the target levels provided above due to factors such as a large inflow of capital over a short period of time, a lack of attractive investment opportunities or an increase in anticipated cash requirements for repurchase requests.
We seek to achieve attractive risk-adjusted returns through investments in commercial real estate assets with an emphasis on stable current income and long-term growth potential. Consistent with Oaktree’s investment philosophy, we seek to achieve attractive returns and mitigate downside risk by identifying price discounts relative to intrinsic value and replacement cost. Our real estate-related private loan strategy seeks to achieve high current income and superior risk-adjusted returns. Lastly, our investments in traded securities, in addition to serving our investment purposes, also provide a source of liquidity for our share repurchase plan and cash management.
The Adviser has the authority to implement our investment strategy, as determined by, and subject to the direction of, our board of directors.
Leverage
Subject to maintaining our REIT qualification, we use leverage. Our target leverage ratio is approximately 50-60% of our gross real estate assets (measured using the greater of fair market value and purchase price, including equity in our securities portfolio), inclusive of property-level and entity-level debt net of cash, but excluding debt on our securities portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio.

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
Investments in Real Estate

The following table provides detail of the Company's properties as of December 31, 2019:

Investment	Location	Type	Acquisition Date	Purchase Price(1)
Anzio Apartments	Lawrenceville, Georgia	Multifamily	April 2019	$59,785,956
Two Liberty Center	Ballston, Virginia	Office	August 2019	$92,203,715
Ezlyn	Westminster, Colorado	Multifamily	December 2019	$81,203,523
(1) Purchase price is inclusive of closing costs.

Investments in Real Estate-Related Loans

The following table details the Company's real estate-related loan investments as of December 31, 2019:

Investment	Collateral	Interest Rate(1)	Maturity Date	Face Amount	Unamortized Discount	Amortized Cost Basis
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L + 6.67%	July 2020	$25,000,000	$(367,510)	$24,632,490
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L + 6.15%	December 2023	25,000,000	(334,691)	24,665,309
				$50,000,000	$(702,201)	$49,297,799

Taxation of the Company

We qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally must distribute annually at least 90% of our taxable net income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
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

ITEM 1A. RISK FACTORS
Risks Related to Our Organizational Structure
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We have a limited operating history and we may not be able to achieve our investment objectives. There can be no assurance that the past experiences of affiliates of the Adviser, which have primarily been focused on opportunistic real estate and real estate debt investments, will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.
While the investment programs of other investment funds, accounts, vehicles, products and/or other similar arrangements sponsored, advised, and/or managed by Oaktree or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative investment vehicles, over-flow funds and co-investment vehicles) which are organized to invest in, among other assets, (i) real estate, real estate-related debt and corporate securities, distressed mortgages and properties and other real estate-related investments; (ii) performing real estate-related debt, including commercial mortgage-backed securities; and (iii) well-located, high-quality commercial real estate that generates strong current cash flows and offers the potential for appreciation through moderate leasing and repositioning strategies (“ Real Estate Accounts”) and our investment strategy each involve real estate-related investments and overlapping personnel, each of these accounts and strategies has distinct investment activities. Oaktree’s experience in managing other Real Estate Accounts and Other Oaktree Accounts is not necessarily applicable to us. There can be no assurance that we will be able to successfully identify, make and realize upon any particular investment or generate returns for our investors (or that such returns will be commensurate with the risks associated with an investment in us). Furthermore, there can be no assurance that our investors will receive any distributions from us. Accordingly, an investment in us should only be considered by investors who can afford a loss of their entire investment.
We have held our current investments for a short period of time and our stockholders will not have the opportunity to evaluate our future investments before we make them, which makes an investment in our common stock more speculative.
We have held our current investments for a limited period of time and are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related securities that we may acquire in the future, except for investments that may be described in one or more supplements to the prospectus for the Offering. We will continue to seek to invest substantially all of the net offering proceeds from our Offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and real estate-related investments. However, because investors will be unable to evaluate the economic merit of our investments before we make them, investors will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. There can be no assurance that the Adviser will be successful in obtaining suitable investments or that, if such investments are made, our investment objectives will be achieved. Furthermore, the Adviser has broad discretion in selecting the properties we will invest in and the tenants of those properties, and investors will not have the opportunity to evaluate potential investments. These factors increase the risk that an investment in our common stock may not generate returns comparable to other real estate investment alternatives.

The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.
Our board of directors has approved very broad investment guidelines that delegate to the Adviser the authority to execute acquisitions and dispositions of real estate properties and real estate-related investments on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. There can be no assurance that the Adviser will be successful in applying any strategy or discretionary approach to our investment activities. Our current investments may not be representative of our future investments. Our board of directors (including our independent directors) will review our investment guidelines on an annual basis (or more often as it deems appropriate) and our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Adviser) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors will rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.
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
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or nosne at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase will be limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV as of the last day of the previous calendar quarter. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month is not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
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
Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which an investor makes a subscription request or repurchase request may be significantly different than the offering price such investor pays or the repurchase price such investor receives. In addition, we may, but are not obligated to, offer and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In such cases, the offering price and repurchase price will not equal our NAV per share as of any time.
Valuations and appraisals of our properties and real estate-related investments are estimates of fair value and may not necessarily correspond to realizable value.
For the purposes of calculating our monthly NAV, our properties will initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties will be determined by the Adviser based in part on annual appraisals of each of our properties by independent third-party appraisal firms reviewed by our independent valuation advisor and quarterly appraisals by our independent valuation advisor (for quarters where an independent third-party appraisal firm does not provide an appraisal) in accordance with valuation guidelines approved by our board of directors. Our independent valuation advisor will also conduct a monthly valuation of our properties in any month that does not include an appraisal by an independent third-party appraisal firm or our independent valuation advisor. Likewise, our investments in private real estate loans and traded real estate securities will initially be valued at cost, and thereafter will be valued monthly by the Adviser using quotations from third party pricing vendors, or if there are no such quotes, our independent valuation adviser will prepare the monthly valuation. See “Net Asset Value Calculation and Valuation Guidelines.”
Although monthly valuations of each of our real properties will be determined by our independent valuation advisor, such valuations are based on asset and portfolio level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, budgeted revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will be reviewed and professional skepticism applied to its reasonableness but will not be independently verified by our independent valuation advisor. In addition, our investments in non-quoted securities and investments, while a component of NAV, will be valued by the Adviser and will not be reviewed by our independent valuation advisor or appraised.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and SDDco Brokerage Advisors, LLC (the “Dealer Manager”) the Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price stockholders will pay for shares of our common stock in our offering, and the price at which their shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, investors may pay more than realizable value or receive less than realizable value for their investments.

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
We anticipate that appraisals of our properties will be conducted at least once per quarter. Annual appraisals of our properties will be conducted by an independent third-party appraisal firm on a rolling basis, such that properties may be appraised at different times but each property would be appraised by an independent third-party appraisal firm at least once per year. In any quarter where an independent third-party appraisal firm does not prepare an appraisal for a property, our independent valuation advisor will prepare an appraisal for such property. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new quarterly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Adviser’s determination of our monthly NAV per share will be based in part on annual appraisals of each of our properties by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor or appraisals provided directly by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our properties and real estate-related investments, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related investments or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of our shares of common stock will be more dependent on the performance of any of the specific assets we acquire.
Our Offering is being made on a “best efforts” basis, meaning that the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our Offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments, resulting in less diversity in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that our stockholders will lose money in their investment if we have less diversity in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. Further, our board of directors has approved a share repurchase arrangement whereby we will offer to use net offering proceeds (less any amounts used to repurchase shares under our share repurchase plan) to repurchase shares held by Oaktree Fund GP I, L.P. (the “Oaktree Investor”), an affiliate of Oaktree. As a result of this share repurchase arrangement with the Oaktree Investor, it is expected that our aggregate NAV will not grow as quickly as it otherwise might as a result of our continuous offering and we may not have capital to make new investments until the Oaktree Investor’s shares are fully repurchased, which will exacerbate the risks described above.
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
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock (of which 250,000,000 shares are classified as Class T shares, 250,000,000 shares are classified as Class S shares, 250,000,000 shares are classified as Class D shares and 250,000,000 shares are classified as Class I shares) and 50,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; or (4) issue shares to the Adviser, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional shares, stockholders' percentage ownership interest in us will be diluted.
We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.
The Jumpstart Our Business Startups (JOBS) Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.
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
We rely heavily on Oaktree’s financial, accounting, communications and other data processing systems. If such systems do not operate properly, are disabled or are compromised, we could suffer financial loss, a disruption of our business, liability, regulatory intervention or reputational damage. Such information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, epidemics or pandemics, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, computer viruses, cyber-attacks, or other events which are beyond our and Oaktree’s control.
In addition, we are highly dependent on information systems and technology. Oaktree’s information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.
Many jurisdictions in which Oaktree operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information. For example, the California Consumer Privacy Act (CCPA), that went into effect on January 1, 2020, requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.
Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through Oaktree’s information systems and technology or otherwise cause interruptions or malfunctions in our business and operations, which could result in significant financial losses, increased costs, disruption of Oaktree’s business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if Oaktree fails to comply with relevant laws and regulations or fails to make required notifications of a breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause harm to our stockholders.
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
Further, in connection with the disposition of an investment, we may be required to make representations about such investment typical of those made in connection with the sale of similar investments. In the case of equity investments, this may include representations about the business and financial affairs of the issuer. We also may be required to indemnify the purchasers of an investment with respect to certain matters, including the accuracy of such representations. These arrangements may result in contingent liabilities for which the Adviser may establish reserves or escrow accounts, and for which we may suffer a loss.
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
The real estate industry is cyclical in nature, and a deterioration of real estate fundamentals generally, and in the United States in particular, will have an adverse effect on the performance of our investments. The value of real estate assets and real estate-related investments can fluctuate for various reasons. Real estate values can be seriously affected by many factors, including:

•	interest rate fluctuations and lack of availability of financing;

•	changes in global, national, regional or local economic, demographic or capital market conditions;

•	acts of war or terrorism;

•	bank liquidity;

•	increases in borrowing rates;

•	changes in environmental and zoning laws;

•	overbuilding and increased competition for properties targeted by our investment strategy;

•	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

•	changes in supply and demand fundamentals;

•	increases in property taxes;

•	casualty or condemnation losses;

•	bankruptcy, financial difficulty or lease default of a major tenant;

•	regulatory limitations on rent;

•	increased mortgage defaults and the availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable;

•	changes in laws, regulations and fiscal policies, including increases in property taxes and limitations on rental rates; and

•	wars, natural disasters, epidemics or pandemics, severe weather patterns, terrorist attacks and similar events.

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
Oaktree’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Oaktree’s business and operations (including the Adviser) and thereby could impact us. Moreover, a recession, slowdown and/or sustained downturn in the U.S. or global economy (or any particular segment thereof) or weakening of credit markets will adversely affect the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or effectively exit or realize upon investments on favorable terms. Any of the foregoing events could result in substantial or total losses to us in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in our capital structure or a particular investment’s capital structure.
For example, as a result of the recent financial crisis, the availability of debt financing secured by commercial real estate had been significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or tenant improvements. Any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the cash available to make distributions and satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.
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
Certain countries have been susceptible to epidemics, such as severe acute respiratory syndrome, avian flu, H1N1/09 flu and, currently, novel coronavirus, or COVID-19. The epidemic or pandemic outbreak of an infectious disease in a country or region of the world or globally, together with any resulting restrictions on travel, transportation or production of goods or quarantines imposed, could have a negative impact on the national, regional or global economy and business activity in the United States. Recently, the outbreak of the novel coronavirus in many countries continues to adversely impact global commercial activity around the world and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus continue to be identified in additional countries, many countries have instituted quarantines and restrictions on travel. Such actions are creating disruption in global supply chains and customer activity, and adversely impact a number of industries, including, without limitation, transportation, hospitality and entertainment. The outbreak could have a continued adverse effect on economic and market conditions for a sustained period of time and may trigger a period of global economic slowdown. The rapid development and fluidity of these situations precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to our tenants and our performance and financial results.
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
We have made joint venture investments with third parties and may, subject to the requirements in our charter, continue to co-invest with other Oaktree managed funds and accounts or third parties through funds, joint ventures or other entities. Under our charter, we may invest in joint ventures with Oaktree or its affiliates, including the Adviser, only if a majority of our board of directors (including a majority of independent directors) not otherwise interested in the transaction approve such investment as being fair and reasonable to us and on substantially the same terms and conditions as, or more favorable than, those received by other joint venturers.
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
We rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.

The Adviser hires property managers to manage our properties and leasing agents to lease vacancies in our properties. These property managers may be our affiliates or partners in joint ventures that we enter into. The property managers have significant decision-making authority with respect to the management of our properties. We are particularly dependent on property managers of any hospitality and leisure properties we invest in. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we engage other parties to perform this function. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.
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
Some of our properties may be leased to a single or significant tenant or tenants in a related industry and, accordingly, may be suited to the particular needs of such tenant or tenants and may be susceptible to risk if the business of such tenant or tenants is adversely affected. We may have difficulty replacing such a tenant or tenants and may not be able to lease the property on the same terms to a future tenant. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
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
We may experience losses related to our properties arising from natural disasters and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes, typhoons and floods, though certain losses of a catastrophic nature may be uninsurable or insurable at such high rates that to maintain such coverage would cause an adverse impact to our profitability. Moreover, there can be no assurance that any insurance coverage we carry will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance for a property. As a result, not all investments may be insured against terrorism. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us and/or the Adviser.
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
The hospitality or leisure industry is seasonal, highly competitive and generally subject to greater volatility than our other market segments.
The hospitality or leisure industry is seasonal in nature, highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. The hospital industry generally experiences seasonal slowdown in the third quarter and, to a lesser extent, fourth quarter of each year. As a result of the seasonality of the hospitality or leisure industry, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties that we may own. In addition, any such properties that we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. Competition also comes from non-traditional hospitality sources, such as home-sharing platforms. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. This volatility in room demand and occupancy rates could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.
General Risks Related to Real Estate-Related Investments
Investments in real estate-related debt securities are subject to various risks, including creditor risks and early redemption features, which may materially adversely affect our results of operations and financial condition.
We expect to invest in public and/or private debt investments and other obligations relating to real estate assets and/or real estate-related companies. The value of these debt investments and whether and to what extent such investments perform as expected will depend, in part, on the prevailing conditions in the market for real estate investment generally and, in particular, on the value of the underlying real estate asset collateral or real estate-related companies to which such debt investments relate. Real estate-related debt securities can also be very volatile and their value can change rapidly and dramatically, including in response to changes in interest rates and other market events.
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

Early repayment of loans originated or acquired by us may adversely affect the value of our investment portfolio. Prepayment on our investments, where contractually permitted, will be influenced by changes in the performance of underlying real estate assets and a variety of economic, geographic and other factors beyond our control. We may invest in loans and other assets secured or, in the case of certain assets (including mezzanine loans and preferred equity), supported by transitional real estate assets. Significant improvement in the performance of such assets may result in prepayments as other, less expensive or restrictive financing alternatives become available to the borrower. Consequently, prepayment rates cannot be predicted with certainty, and no strategy can completely insulate us from increases in such rates. Furthermore, we may acquire debt at a discount or premium, and our anticipated yield on such assets would be impacted if such debt is prepaid more quickly than anticipated. Under certain prepayment scenarios, we may fail to recoup fully the cost of its investment. While we may be entitled to fees upon prepayment, such fees may not adequately compensate us as the functional equivalent of a “make whole” payment. Furthermore, we may not be able to structure future investments to impose a make whole obligation upon a borrower in the case of an early prepayment. If the U.S. Federal Reserve or other relevant central banks increase benchmark interest rates, this could also negatively impact the price of debt securities and could adversely affect the value of our investments and the NAV and price per share of our shares.
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
Risks Related to Debt Financing
We use mortgage indebtedness and other borrowings, which increases our business risks, could hinder our ability to make distributions and could decrease the value of our stock.
Subject to maintaining our REIT qualification and the limitations in our charter, we have an may continue to use leverage for our investments on a recourse or non-recourse basis or otherwise engage in certain investment activities that involve the use of leverage, including through credit default swaps or total return swaps. While leverage presents opportunities for increasing our total return, it may increase losses as well. Accordingly, any event that adversely affects the value of one of our investments would be magnified to the extent leverage is used. To the extent that we engage in any leveraging, we will be subject to the risks normally associated with debt financing, including those relating to the ability to refinance and the insufficiency of cash flow to meet principal and interest payments, which could significantly reduce or even eliminate the value of our equity in real estate investments. Leveraging our capital structure will mean that third parties, such as banks, may be entitled to the cash flow generated by such investments prior to us or our investors receiving a return. Additionally, if one of our assets is mortgaged or otherwise used as collateral to secure repayment of indebtedness and such payments are not made, the asset could be foreclosed upon by or otherwise transferred to the lender.
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
No assurance can be given that financing will be available throughout the life of us or any individual investment, or that long-term replacement financing can be obtained as intended by the Adviser. If we are unable to obtain financing, including on favorable terms that reflect its underlying investments, this may have a material adverse effect on our ability to achieve our investment objectives and the return on invested capital. There are also financing costs associated with leverage. Such costs will be borne by us and therefore may adversely affect the rate of returns we obtain. In addition, each leveraged investment will involve interest rate risk to the extent that financing charges for such leveraged investment are based on a predetermined interest rate.
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
Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2019, a 10% increase in one-month and daily U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $115,315.
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
Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real estate-related investments.
We pay interest under mortgages or credit facilities, and receive interest payments on certain of our real estate-related securities, based on LIBOR, which is the subject of recent national, international and regulatory guidance and proposals for reform.
In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K., or the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. It is possible that the ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited) (the “IBA”) and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we do not currently anticipate that LIBOR will survive in its current form, or at all. Other jurisdictions have also indicated they will implement reforms or phase-outs, which are currently scheduled to take effect at the end of calendar year 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years.
Our debt includes floating-rate loans for which the interest rates are tied to LIBOR and real estate-related investments with interest payments based on LIBOR. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. In addition, any benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our real estate debt investments, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our loan agreements that extend past 2021, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates. Moreover, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. We are assessing the impact of a potential transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.
The withdrawal by the United Kingdom (“U.K.”) from the European Union (“U”) could adversely affect us.
The UK ceased to be a member of the EU on January 31, 2020 with the benefit of a transition period lasting until December 31, 2020. During the transition period all of the current rules and arrangements will remain in place while the UK and the EU seek to negotiate a free trade agreement (“FTA”). The FTA will govern the trading relationship between the UK and the EU following the transition period.
The UK will remain subject to EU law with access to the single market and privileges to provide services until the end of the transition period, but any further privileges after that date will depend either on extending the transition period, or on the terms of the FTA (if the parties have agreed an FTA). It’s not clear whether the FTA will cover the provision of services by UK firms.
If the UK and the EU are unable to agree the terms of an FTA by December 31, 2020, and do not agree to extend the transition period, the UK will become a third country vis-à-vis the EU on the expiry of the transition period. As a third country, the cross-border trade in goods between the UK and the EU will depend on any multilateral trade agreements to which both the EU and the UK are parties (such as those administered by the World Trade Organisation (“WTO”)) and the provision of services by UK firms will be generally restricted to those that could be provided by firms established in any third country.

UK regulated firms and other UK businesses could be adversely affected under an FTA or under WTO terms. A tariff or non-tariff barrier, customs checks, the inability to provide cross-border services, changes in withholding tax, restrictions on movements of employees, restrictions on the transfer of personal data, etc., all have the potential to materially impair the profitability of a business, require it to adapt, or even relocate.
Given the relatively short time within which to negotiate an FTA, there is a risk that the UK may leave the transition period without a future trade agreement and may not seek an extension. In such circumstances, it is probable that the adverse effects of leaving on unfavorable terms would principally affect the UK (and those having an economic interest in, or connected to, the UK). However, given the size and global significance of the UK’s economy, uncertainty about whether it will secure an FTA by the end of the transition period, and thus uncertainty as to the substance of its future legal, political and economic relationships with Europe may continue to be a source of instability, produce currency fluctuations or have other adverse effects on international markets, international trade and other cross-border cooperation arrangements.
The uncertainty surrounding the UK’s future relationship with the EU could therefore adversely affect us and performance of our investments (especially if our investments include, or are exposed to, businesses that have relied on access to the single market or whose value is affected adversely by the UK’s future relationship with the EU).
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
The performance fee, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Adviser to make riskier or more speculative investments on our behalf or cause us to use more leverage than it would otherwise make in the absence of such performance based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the Adviser may receive performance fees based on unrealized gains in certain assets at the applicable measurement date and such gains may not be realized when those assets are eventually disposed of.
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
Oaktree, including the Adviser, may face conflicts of interest associated with the Oaktree Investor’s investment in us and the related share repurchase arrangement.
The Oaktree Investor subscribed for shares of Class I common stock in an amount such that, together with all other subscriptions for our common stock, the escrow minimum offering amount was satisfied. In recognition of the Oaktree Investor’s commitment to help us break escrow for our offering, our board of directors, including a majority of independent directors, has adopted an arrangement to repurchase shares of our common stock held by the Oaktree Investor. Because these arrangements are with an affiliate of Oaktree, the terms were not negotiated at arm’s-length. Oaktree may face conflicts of interest in conducting the share repurchase arrangement. In addition, as the Oaktree Investor may be our largest stockholder, the Adviser may face conflicts of interest in managing our investment activities. Finally, the Oaktree Investor may also be the lender under our credit agreement.
We expect to become party to an uncommitted line of credit with an affiliate of Oaktree.
We expect to enter into a discretionary, unsecured, uncommitted line of credit (the “Credit Agreement”) with Oaktree Fund GP I, L.P. in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to borrow under the Credit Agreement. Because this Credit Agreement is with an affiliate of Oaktree, the terms of the agreement were not negotiated at arm’s-length. Oaktree may face conflicts of interest in connection with any borrowings or disputes under this Credit Agreement.
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

•
Sabal Financial Group, L.P. and Victoria Asset Management, LLC. The Real Estate group uses the services of Sabal Financial Group, L.P. (“Sabal U.S.”) and Victoria Asset Management,, LLC (“Victoria” and, together with Sabal U.S., “Sabal”), both affiliates of Oaktree, in connection with the underwriting, servicing and asset management of small-balance commercial loan portfolios and foreclosed real estate assets. Sabal is an international diversified financial services firm specializing in the valuation, management and servicing of commercial real estate and commercial and residential acquisition, development and construction loans and mortgages, as well as in providing assistance with bid submissions and other aspects of the acquisition process for such loans and mortgages. Sabal provides credit advisory services and loan portfolio management and performance assessments for investment and commercial banks, including capital assessment based upon portfolio and ALLL (Allowance for Loan and Lease Loss) analysis. Sabal and a related entity in which Sabal U.S. holds a minority investment, and with which it shares certain management and other personnel, also have lending operations for small- to mid-size real estate loans that are generally commercial in nature, including residential developer loans. Oaktree Investment Holdings, L.P., an affiliate of Oaktree, owns a 50% interest in Sabal U.S. and a majority interest in Sabal Europe.

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
Risks Related to our REIT Status and Certain Other Tax Items
If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
For an overview of our real estate investments, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Principal Executive Offices

Our principal executive offices are located in a space leased by Oaktree at 333 Grand Avenue, Los Angeles, California 90071. We consider these facilities to be suitable for the management of our business.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2019, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock
The Offering consists of four classes of shares of our common stock, Class S shares, Class I shares, Class T shares, and Class D shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. The number of holders of record of each class of our common stock as of March 27, 2020 was as follows: Class S shares, 565 and Class I shares, 23. These stockholder figures do not include a substantially greater number of holders whose share are held of record by banks, brokers and other financial institutions. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2019:

	Class S Shares	Class T Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 0.5%	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—
For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the primary offering, investors will pay upfront selling commissions of up to 0.5% of the transaction price.
The Dealer Manager, a registered broker-dealer that is not affiliated with the Adviser, serves as the dealer manager for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares and Class T shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.
The Dealer Manager anticipates that all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers.
The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate-related loans), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the prospectus for the Offering for further details on how our NAV is determined.
The following table presents our monthly NAV per share for each of the four classes of shares since our inception through December 31, 2019:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
November 30, 2019	$10.0000	$10.0000	$—	$—
December 6, 2019	$10.0458	$10.0458	$—	$—
December 31, 2019	$10.0686	$10.0687	$—	$—
Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class T, Class D and Class I common stock. The following table provides a breakdown of the major components of our NAV as of December 31, 2019:

Components of NAV	December 31, 2019
Investments in real properties	$236,650,941
Investments in real estate-related loans	50,090,670
Cash and cash equivalents	30,308,600
Restricted cash	741,604
Other assets	2,110,123
Debt obligations	(159,411,000)
Accrued performance fee(1)	(200,649)
Accrued stockholder servicing fees(2)	(35,809)
Distribution payable	(339,337)
Subscriptions received in advance	(70,000)
Other liabilities	(3,665,193)
Non-controlling interests in joint ventures	(5,314,204)
Net asset value(3)	$151,001,562
Number of shares outstanding	14,997,217

(1)	Includes accrued performance fee that became payable to the Adviser on December 31, 2019, for which, the Adviser has deferred receipt of until December 31, 2020.
(2)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers.

(3)
See Reconciliation of Stockholders’ equity to NAV below for an explanation of the difference between the $151 million of our NAV and the $140 million of our stockholders' equity under accounting principles generally accepted in the United States of America (“GAAP”).

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Total
Net asset value	$58,917,517	$92,084,045	$—	$—	$151,001,562
Number of shares outstanding	5,851,600	9,145,617	—	—	14,997,217
NAV Per Share as of December 31, 2019	$10.0686	$10.0687	$—	$—

The following table reconciles stockholders' equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders' equity to NAV	December 31, 2019
Stockholders' equity under GAAP	$140,069,926
Adjustments:
Accrued stockholder servicing fee	35,809
Deferred rent	(407,475)
Organizational and offering costs	5,445,300
Unrealized real estate appreciation	1,225,768
Non-controlling interest	(33,414)
Accumulated amortization of discount	(416,639)
Accumulated depreciation and amortization	5,082,287
NAV	$151,001,562

The following details the adjustments to reconcile stockholders’ equity under GAAP to our NAV:

•
Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S, shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S, Class T, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.

•	Deferred rent represents straight line rents recorded under GAAP. For NAV, deferred rental revenues are excluded.

•
The Adviser agreed to advance certain organization and offering costs on our behalf through December 6, 2020. Such costs are being reimbursed to the Adviser pro rata over 60 months beginning December 7, 2020. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over 60 months

•
Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes, term loans, revolving credit facilities, and repurchase agreements (“Debt”) are recorded at their carrying value in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not recorded in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•
In addition, we depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is excluded for purposes of determining our NAV.

Distributions

Beginning December 31, 2019, we declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Each class of our common stock received the same aggregate gross distribution per share, which was $0.0250 per share as of December 31, 2019. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes for the year ended December 31, 2019:

Declaration Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
December 31, 2019	$0.0189	$0.0250	$—	$—
Total	$0.0189	$0.0250	$—	$—

The following table summarizes our distributions declared during the year ended December 31, 2019:

	For the Year Ended December 31, 2019
	Amount	Percentage
Distributions
Payable in cash	$267,810	79%
Reinvested in shares	71,527	21%
Total distributions	$339,337	100%

Sources of Distributions
Cash flows from operating activities	$267,811	100%
Offering proceeds	—
Total sources of distributions	$267,811	100%

	For the Year Ended December 31, 2019	For the Period from January 10, 2018 through December 31, 2018
Cash flows from operating activities	(176,569)	(16,546)
Funds from Operations	68,319	(367,895)
Adjusted Funds from Operations	312,437	(317,657)
Funds Available for Distribution	348,246	(317,657)

Distribution Policy
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
Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric. Our consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Associational of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP)), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization, and (iv) after adjustments for our share of consolidated and unconsolidated joint ventures.

We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP supplemental disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) organization costs, (v) amortization of restricted stock awards, (vi) non-cash performance participation allocation or other non-cash incentive compensation, and (vii) similar adjustments for unconsolidated joint ventures.
We also believe funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental disclosure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items on our distributions. FAD is calculated as AFFO excluding (i) management fees paid in shares or operating partnership units even if repurchased by us, and including deductions for (ii) recurring tenant improvements, leasing commissions, and other capital projects, (iii) stockholder servicing fees paid during the period, and (iv) similar adjustments for unconsolidated joint ventures. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on real estate related securities. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items.  Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions, and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.
The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders:

For the Year Ended December 31, 2019
Net loss attributable to stockholders	$(4,722,878)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	5,012,259
Amount attributed to non-controlling interests for above adjustments	(221,062)
FFO attributable to stockholders	68,319
Adjustments to arrive at AFFO:
Straight-line rental income	(407,475)
Amortization of above and below market lease intangibles and lease inducements	70,028
Amortization of mortgage premium/discount	(416,639)
Organization costs	885,061
Amortization of restricted stock awards	74,876
Non-cash performance participation allocation	200,649
Amount attributable to non-controlling interests for above adjustments	(162,382)
AFFO attributable to stockholders	312,437
Adjustments to arrive at FAD:
Stockholder servicing fees	35,809
FAD attributable to stockholders	$348,246
FFO, AFFO, and FAD should not be considered to be more relevant or accurate than the GAAP methodology in calculating net income (loss) or in evaluating our operating performance. In addition, FFO, AFFO, and FAD should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO, AFFO, and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders.

Unregistered Sales of Equity Securities

During the year ended December 31, 2019, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 10 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash or shares of common stock, in each case at the Adviser's election. The Adviser has agreed to waive its management fee for the first six months following the December 6, 2019 break escrow date for the Offering.
Use of Proceeds from Registered Securities
On April 30, 2018, our Registration Statement on Form S-11 (File No. 333-223022), covering our public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of December 31, 2019, we received net proceeds of $145.2 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Total
Offering proceeds:
Shares sold	5,851,600	9,145,617	—	—	14,997,217
Gross offering proceeds	$58,863,835	$91,186,165	$—	$—	$150,050,000
Stockholder servicing fee	(35,809)	—	—	—	(35,809)
Selling commissions and dealer manager fees	(347,835)	—	—	—	(347,835)
Offering costs	(1,752,464)	(2,738,970)	—	—	(4,491,434)
Net offering proceeds	$56,727,727	$88,447,195	$—	$—	$145,174,922

We primarily used the net proceeds from the Offering toward the acquisition of $231.7 million in real estate and $50.0 million of real estate-related loans and the repayment of our line of credit with an affiliate of Oaktree. In addition to the net proceeds from the Offering, we financed our acquisitions with $159.4 million of financing secured by our investments in real estate. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional details on our borrowings.
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
During the year ended December 31, 2019 and the period from January 10, 2018 through December 31, 2018, no shares were repurchased pursuant to the Company’s share repurchase program.
On September 11, 2019, the board of directors of the Company, including a majority of the independent directors, adopted an arrangement to repurchase any shares of the Company’s Class I common stock that Oaktree Fund GP I, L.P. (the “Oaktree Investor”), an affiliate of the Company’s sponsor, acquired prior to the breaking of escrow in the Offering. The board of directors approved the repurchase arrangement in recognition of the Oaktree Investor’s intent to subscribe for shares of the Company’s Class I common stock in an amount such that, together with all other subscriptions for the Company’s common stock, the escrow minimum offering amount was be satisfied.
As of December 6, 2019, the Company satisfied the minimum offering requirement and the Company’s board of directors had authorized the release of proceeds from escrow. As of such date, the escrow agent released gross proceeds of approximately $150.0 million (including approximately $86.9 million that was funded by Oaktree) to the Company in connection with the sale of shares of the Company’s common stock.
Under the repurchase arrangement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares.
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

ITEM 6. SELECTED FINANCIAL DATA
The following selected historical financial data should be read in conjunction with the information set forth under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes thereto that appear on pages F-1 to F-24 of this report.

	For the Year Ended December 31, 2019		For the Period from January 10, 2018 through December 31, 2018
Operating Data:
Total revenues	$7,539,907		$—
Total expenses	10,785,987		(369,870)
Total other income (expense)	(1,742,368)		1,975
Net loss attributable to stockholders	(4,722,878)		(367,895)

Per Share Data:
Net loss per share of common stock - basic and diluted	$(4.49)		$(18.39)
Distributions declared per share of common stock	$0.0250	(1)	$—

Balance Sheet Data:	As of December 31, 2019		As of December 31, 2018	As of January 10, 2018
Investments in real estate, net	$223,344,431		$—	$—
Investments in real estate-related loans	49,297,799		—	—
Total assets	313,485,992		183,454	200,000
Mortgage loans, net	158,476,854		—	—
Total liabilities	168,068,054		301,111	—
Total equity (deficit)	145,417,938		(117,657)	200,000

(1)
Represents the gross distributions declared for Class S and Class I shares for the year ended December 31, 2019. We did not sell any shares prior to December 6, 2019, thus no distributions were declared prior to such date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.
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
We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019.
As of December 31, 2019, we own and operate three investments in real estate and two investments in real estate-related loans. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related loans.

2019 Highlights
Operating Results:

•	Raised $150 million of net proceeds and closed escrow for our Offering on December 6, 2019

•	Declared distributions of $0.0250 per share for the month ended December 31, 2019
Investments:

•	In April 2019, we acquired Anzio Apartments, a multifamily asset located in Lawrenceville, Georgia for $59 million

•	In June 2019, we acquired the Atlantis Mezzanine Loan, a $25 million participating mezzanine loan, which is secured by the Atlantis Paradise Island Resort

•	In August 2019, we acquired Two Liberty Center, a class “A” office asset located in Ballston, Virginia, for $91 million

•
In September 2019, we acquired the IMC/AMC Bond Investment, a $25 million principal amount of bonds related to a term loan that is cross collateralized by and senior to the owner's equity interests in both International Market Centers and AmericasMart

•	In December 2019, we acquired Ezlyn (formerly referred to as Sofi Westminster), a multifamily asset located in Westminster, Colorado for $81 million
Financings:

•	Closed an aggregate $159 million in property-level financing related to our real estate investment acquisitions
Portfolio
Real Estate
The following table provides information regarding our portfolio of real properties as of December 31, 2019:

Investment	Location	Type	Acquisition Date	Ownership Percentage(1)	Amortized Cost Basis	Square Feet / Number of Units	Occupancy Rate(2)
Anzio Apartments	Georgia	Multifamily	April 2019	90.0%	57,768,747	448	93.5%
Two Liberty Center	Virginia	Office	August 2019	96.5%	86,003,363	179,000	95.9%
Ezlyn	Colorado	Multifamily	December 2019	90.0%	79,572,321	332	94.9%
Total					223,344,431

(1)
Certain of the joint venture agreements entered into by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.

(2)	The occupancy rate is as of December 31, 2019
Subsequent to December 31, 2019, we acquired a 177,000 square foot office complex located in West Covina, California for $40.9 million, exclusive of closing costs. We did not own any real estate assets as of December 31, 2018.
Investments in Real Estate-Related Loans
The following table details the Company's real estate-related loan investments as of December 31, 2019:

Collateral	Interest Rate(1)	Maturity Date	Face Amount	Amortized Cost Basis
Atlantis Paradise Island Resort	L + 6.67%	July 2020	$25,000,000	$24,632,490
International Markets Centers and AmericasMart	L + 6.15%	December 2023	$25,000,000	$24,665,309

(1)
The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of December 31, 2019 and December 31, 2018, one-month LIBOR was equal to 1.76% and 2.50%, respectively.

Subsequent to December 31, 2019, the Company purchased an aggregate of $18.8 million of floating-rate commercial mortgage backed securities.
The leases at Anzio Apartments and Ezlyn are generally short-term in nature and have a term of 12 months or less. As of December 31, 2019, all multifamily leases expire by December 31, 2020. The following table sets forth certain information as of December 31, 2019 with respect to the expiration of leases currently in place at the Two Liberty Property through December 31, 2029.

Year	Number of Leases Expiring	Approximate Gross Leasable Area of Expiring Leases (Square Footage)	% of Total Gross Leasable Area Represented by Expiring Leases	Total Annual Base Rental Income of Expiring Leases	% of Total Annual Base Rental Income Represented by Expiring Leases
2020	3	8,393	4.7%	401,223	8.8%
2021	—	—	—%	—	—%
2022	4	15,824	8.9%	826,151	10.6%
2023	3	60,715	34%	2,707,785	34.4%
2024	—	—	—%	—	—%
2025	2	26,505	14.8%	1,294,541	16.6%
2026	1	20,558	11.5%	950,808	12.3%
2027	1	7,454	4.2%	291,104	—%
2028	1	8,505	4.8%	382,300	4.9%
2029	1	20,742	11.6%	957,658	12.4%

Results of Operations

We commenced operations on April 11, 2019 when we acquired our first property. Since we did not own real estate assets or real estate-related loans during the period from January 10, 2018 through December 31, 2018, our results of operations for the years ended December 31, 2019 and the period from January 10, 2018 through December 31, 2018 are not comparable.

The following table sets forth information regarding our consolidated results of operations:

	For the Year Ended December 31,	For the Period from January 10, 2018 through December 31,
	2019	2018
Revenues
Rental revenues	$7,128,209	$—
Other revenues	411,698	—
Total revenues	7,539,907	—

Expenses
Rental property operating	3,071,766	—
General and administrative	1,616,252	369,870
Organizational expenses	885,061
Performance participation allocation	200,649	—
Depreciation and amortization	5,012,259	—
Total expenses	10,785,987	369,870

Other Income (Expense)
Income from real estate-related loans	2,299,154	—
Interest income	6,567	1,975
Interest expense	(4,048,089)	—
Total other income (expense)	(1,742,368)	1,975

Net loss	(4,988,448)	(367,895)
Net loss attributable to non-controlling interests	265,570	—
Net loss attributable to stockholders	$(4,722,878)	$(367,895)

Net loss per share of common stock - basic and diluted
Net loss per share	$(4.49)	$(18.39)
Weighted average number of shares outstanding	1,050,861	20,000

Rental Revenues, Other Revenues, Rental Property Operating Expenses, Depreciation and Amortization
During the year ended December 31, 2019, revenues, rental property operating expenses, depreciation and amortization increased compared to the period from January 10, 2018 through December 31, 2018 due to our real estate acquisitions in 2019.

General and Administrative Expenses
During the year ended December 31, 2019, general and administrative expenses increased significantly compared to the period from January 10, 2018 through December 31, 2018 due to increases in legal fees, accounting fees, transfer agent fees, organizational costs and other costs related to our escrow break and acquisitions of real estate and real estate-related loans.

Organizational Expenses
As a result of our escrow break on December 6, 2019, the Company recorded organizational expenses of $0.9 million that were paid by our Adviser. These costs are organizational in nature and unrelated to our offering. Our Adviser agreed to advance certain organization expenses on our behalf through December 6, 2020. Such costs are being reimbursed to the Adviser pro rata over 60 months beginning December 7, 2020. Under GAAP, organization costs are expensed as incurred.

Performance Participation Allocation
During the year ended December 31, 2019, the performance participation allocation was $0.2 million compared to none during the period from January 10, 2018 through December 31, 2018. The increase was due to our escrow break on December 6, 2019 and growth of our NAV and a higher total return than the period from January 10, 2018 through December 31, 2018.
Income from Real Estate-Related Loans
During the year ended December 31, 2019, income from real estate-related loans was $2.3 million compared to none for the period from January 10, 2018 through December 31, 2018. The increase was due to our two investments in real estate-related loans that were acquired during the year.
Interest Expense
During the year ended December 31, 2019, interest expense was $4.0 million compared to none for the period from January 10, 2018 through December 31, 2018. The increase was due to interest on indebtedness related to our investments, including a line of credit from an affiliate of Oaktree.

Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on our outstanding indebtedness. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, stockholder servicing fees we will pay to the dealer manager, legal, audit and valuation expenses, federal and state securities filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees.
As of December 31, 2019 and 2018, the Adviser and its affiliates had incurred approximately $5.2 million and $4.3 million, respectively, of organization and offering expenses on our behalf, which were reimbursable only if we broke escrow for our Offering. On December 6, 2019, the date on which we broke escrow for our Offering, the Company accrued approximately $0.9 million of organization expenses and $4.3 million of offering expenses payable to the Adviser, which will be reimbursed ratably over a 60 month period beginning on December 6, 2020, the first anniversary of the date we broke escrow for our Offering.
Organizational expenses are expensed as incurred and offering expenses are reflected as a reduction of additional paid-in capital as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt.
As of December 31, 2019, our indebtedness consisted of our mortgage loans secured by our real property investments.

COVID-19
Subsequent to December 31, 2019, there was a global outbreak, subsequently declared to be a pandemic, of a new strain of coronavirus known as COVID-19. This outbreak continues to adversely impact global commercial activity and has contributed to significant uncertainty and volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, shelter in place orders, restrictions on travel, and limiting hours of operations of non-essential offices and retail centers in an effort to flatten the infection curve and relieve stress on local healthcare systems. Among other effects, these actions are creating a disruption in global supply chains, a reduction in purchases by consumers, a demand shock in oil prices and adversely impacting a number of industries directly, such as transportation, hospitality and entertainment. The outbreak is expected to have a continued adverse impact on economic and market conditions and to trigger a period of global economic slowdown with no known duration. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the novel coronavirus at this time is unknown. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to occupancy results of operations or market values at the Company's properties, increased costs of operations, increased risk of defaults in its portfolio of real estate debt investments, decreased availability of financing arrangements, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.

The following table summarizes the Company's mortgage loans:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	December 31, 2019	December 31, 2018
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$—
Two Liberty Center mortgage loan	L + 1.50%	August 2024	61,971,000	—
Ezlyn mortgage loan	3.38%	December 2026	53,040,000	—
Total mortgage loans			159,411,000	$—
Less: deferred financing costs, net			(934,146)
Mortgage loans, net			$158,476,854

(1)    The term "L" refers to the one-month US dollar-denominated LIBOR. As of December 31, 2019 and December 31, 2018, one-month LIBOR was equal to 1.76% and 2.50%, respectively.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

For the Year Ended December 31, 2019
Cash flows provided by operating activities	$(176,569)
Cash flows used in investing activities	(283,046,804)
Cash flows provided by financing activities	314,090,123
Net increase (decrease) in cash and cash equivalents and restricted cash	$30,866,750

Cash flows provided by operating activities for the year ended December 31, 2019 decreased primarily due to timing of cash payments and receipts associated with our real estate operations.
Cash flows used in investing activities for the year ended December 31, 2019 relates to our acquisition of real estate, real estate-related loans and capital improvements to our real estate.
Cash flows provided by financing activities for the year ended December 31, 2019 relates to borrowings on mortgage loans for our asset acquisitions, borrowings on the Line of Credit, proceeds from issuance of common stock and contributions from non-controlling interests.
From January 10, 2018 (date of our initial capitalization) through December 31, 2018, we had not commenced our principal operations and as such, comparative results have not been analyzed.
Critical Accounting Policies
Below is a discussion of the accounting policies that management believes are critical to our operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
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
Reimbursement of Organization and Offering Expenses
The Adviser has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 6, 2020. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 month period thereafter.
When recorded by the Company, organizational expenses are expensed as incurred, and offering expenses are reflected as a reduction of additional paid-in capital as such amounts are reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid are recognized as liabilities on the balance sheet.
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
Investments in Real Estate
We evaluate each real estate acquisition to determine whether the integrated set of acquired assets and activities meets the definition of a business. Generally, acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. When evaluating acquired service or management contracts, we consider the nature of the services performed, the terms of the contract relative to similar arm’s length contracts, and the availability of comparable service providers in evaluating whether the acquired contract constitutes a substantive process.
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
The results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by independent appraisers are used to estimate the fair values of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage notes payable. Values of buildings and improvements are determined on an as-if-vacant basis.
The estimated fair value of acquired in-place leases include the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate avoided costs over the time period over which occupancy levels at the date of acquisition would be achieved had the property been acquired vacant. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases are amortized over the remaining lease terms as a component of depreciation and amortization expense.
For acquired in-place leases, above- and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value are charged to amortization expense and the unamortized portion of out-of-market lease value are charged to rental revenue.
The values assigned to buildings and building improvements and other depreciable components are depreciated on a straight-line basis using estimated useful lives ranging from 10 to 40 years. Expenditures that improve or extend the life of an acquired property are capitalized and depreciated over their estimated useful life. Expenditures for ordinary maintenance and repairs are expensed as incurred.
Impairment of Long-Lived Assets
We review our real estate portfolio on a periodic basis to ascertain if there are any indicators of impairment in the carrying values of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, we examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, we will perform a recoverability analysis that compares future undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of our real estate portfolio reduces our earnings and assets to the extent of the amount of any impairment charge, but it does not affect our cash flow or our distributions until such time as we dispose of the property.
Revenue Recognition

Our revenues, which are substantially derived from rental income, include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight line basis over the initial lease term of each lease. Since many of our leases provide for rental increases at specified intervals, we recognize revenue on a straight line basis, which requires us to record as an asset and include in revenues unbilled rent receivables, which we receive if the tenant makes all rent payments required through expiration of the initial term of the lease. Accordingly, management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables and take into consideration the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is in doubt, we are required to take a reserve against the receivable or a direct write-off of the receivable, which has an adverse effect on earnings for the year in which the reserve or direct write-off is taken.
Rental revenue includes amortization of above- and below-market leases. Revenues relating to lease termination fees are recognized over the remaining lease term unless the lease is modified and terminated concurrently, in which case such fees are recognized upon termination.
Income Taxes
As a REIT, we are not subject to federal corporate income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. We operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We monitor the business and transactions that may potentially impact our REIT status. If we fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.
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
See Note 10 titled “Related Party Transactions” to our financial statements in this annual report on Form 10-K for additional information concerning our related party transactions.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Indebtedness
We expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of December 31, 2019, the outstanding principal balance of our variable rate indebtedness was $159.4 million and consisted of three mortgage loans.
Our mortgage loans are variable rate and indexed to the one-month and daily U.S. Dollar denominated LIBOR. For the year ended December 31, 2019, a 10% increase in one-month and daily U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $0.1 million.
Investment in real estate-related loans

As of December 31, 2019, we held $50 million of investments in two real estate-related loans. Our investments are floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the year ended December 31, 2019, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from our real estate-related loans of $0.04 million.

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
Market risk includes the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-3 to F-24. See accompanying Index to the Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 15 to the consolidated financial statements.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2019, was effective.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1)   Financial Statements
See the accompanying Index to Financial Statement Schedule on page F-1.
(a) (2)   Financial Statement Schedules
Schedules III and IV have been omitted as this information is presented in the financial statements and notes thereto.
(a) (3)   Exhibits

EXHIBIT INDEX

Exhibit Number	Description

1.1
Amended and Restated Dealer Manager Agreement, by and between Oaktree Real Estate Income Trust, Inc. and SDDCo Brokerage Advisors, LLC, dated as of February 5, 2019 (filed as Exhibit 1.1 to the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 on February 5, 2019 (file number 333-223022))

1.2	Form of Selected Dealer Manager Agreement (filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-11 on April 12, 2018 (file number 333-223022) and incorporated herein by reference)

1.3
Form of Selected Dealer Management Agreement - Wirehouses (filed as Exhibit 1.3 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 on February 5, 2019 (file number 333-223022))

3.1
Articles of Amendment and Restatement (incorporated by reference to Exhibit  3.1 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on February 14, 2018 (file number 333-223022))

3.2
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on February 14, 2018 (file number 333-223022))

3.3
Articles of Amendment of Oaktree Real Estate Income Trust, Inc. dated June 13, 2018 (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q on June 14, 2018 and incorporated herein by reference)

4.1	Share Repurchase Plan (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q on June 14, 2018 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q on June 14, 2018 and incorporated herein by reference)

4.3	Oaktree Investor Share Repurchase Arrangement (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2019 (file number 333-223022))

4.4	Description of Securities of Oaktree Real Estate Income Trust, Inc.

10.1
Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022))

10.2
Trademark License Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022))

10.3
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022))

10.4*
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on February 14, 2018 (file number 333-223022))

10.5
Promissory Note, dated April 11, 2019, between Oaktree Real Estate Income Trust, Inc., as borrower, and Oaktree Fund GP I, L.P., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2019 (file number 333-223022))

10.5.1
First Amendment to Promissory Note, dated August 20, 2019, between Oaktree Real Estate Income Trust, Inc., as borrower, and Oaktree Fund GP I, L.P., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2019 (file number 333-223022))

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

OAKTREE REAL ESTATE INCOME TRUST, INC.

March 27, 2020	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OAKTREE REAL ESTATE INCOME TRUST, INC.

March 27, 2020	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)

March 27, 2020	/s/ Brian Grefsrud
Date	Brian Grefsrud
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

March 27, 2020	/s/ James Martin
Date	James Martin
Director

March 27, 2020	/s/ Robert Cavanaugh
Date	Robert Cavanaugh
Director

March 27, 2020	/s/ Howard Heitner
Date	Howard Heitner
Director

March 27, 2020	/s/ Catherine Long
Date	Catherine Long
Director

March 27, 2020	/s/ Manish Desai
Date	Manish Desai
President and Director

March 27, 2020	/s/ Derek Smith
Date	Derek Smith
Chief Operating Officer and Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3

Consolidated Statements of Operations for the year ended December 31, 2019 and the period from January 10, 2018 through December 31, 2018	F-5

Consolidated Statements of Changes in Stockholder's Equity (Deficit) for year ended December 31, 2019 and the period from January 10, 2018 through December 31, 2018	F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2019 and the period from January 10, 2018 through December 31, 2018	F-7

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Oaktree Real Estate Income Trust, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oaktree Real Estate Income Trust, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholder’s equity (deficit) and cash flows for the year ended December 31, 2019 and the period from January 10, 2018 through December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and the period from January 10, 2018 through December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

Los Angeles, California
March 27, 2020

Oaktree Real Estate Income Trust, Inc.
Consolidated Balance Sheets

	December 31
	2019	2018
Assets
Investments in real estate, net	$223,344,431	$—
Investments in real estate-related loans, net	49,297,799	—
Intangible assets, net	7,453,487	—
Cash and cash equivalents	30,308,600	183,454
Restricted cash	741,604	—
Accounts and other receivables, net	1,769,446	—
Other assets	570,625	—
Total Assets	$313,485,992	$183,454
Liabilities and Equity (Deficit)
Mortgage loans, net	$158,476,854	$—
Due to affiliates	5,953,312	198,181
Intangible liabilities, net	57,159	—
Accounts payable, accrued expenses and other liabilities	3,580,729	102,930
Commitments and contingencies (Note 12)	—	—
Total Liabilities	168,068,054	301,111
Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued or outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 14,997,217 and 20,000 shares issued and outstanding at December 31, 2019 and 2018, respectively	149,972	200
Additional paid-in capital	145,350,064	250,038
Accumulated deficit	(5,430,110)	(367,895)
Total Stockholders’ Equity (Deficit)	140,069,926	(117,657)
Non-controlling interests attributable to third party joint ventures	5,348,012	—
Total Equity (Deficit)	145,417,938	(117,657)
Total Liabilities and Stockholders’ Equity (Deficit)	$313,485,992	$183,454

See accompanying notes to the financial statements

The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary.

	December 31
	2019	2018
Assets
Investments in real estate, net	$223,344,431	$—
Intangible assets, net	7,453,487	—
Cash and cash equivalents	1,629,776	—
Restricted cash	741,604	—
Accounts and other receivables, net	1,097,447	—
Other assets	133,795	—
Total Assets	$234,400,540	$—

Liabilities
Mortgage loans, net	$158,476,854	$—
Intangible liabilities, net	57,159	—
Accounts payable, accrued expenses and other liabilities	2,802,865	—
Total Liabilities	$161,336,878	$—

See accompanying notes to the financial statements

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Operations

	For the year ended December 31, 2019	For the period from January 10, 2018 through December 31, 2018
Revenues
Rental revenues	$7,128,209	$—
Other revenues	411,698	—
Total revenues	7,539,907	—
Expenses		—
Rental property operating	3,071,766	—
General and administrative expenses	1,616,252	369,870
Organizational expenses	885,061	—
Base management fee	107,563	—
Performance participation allocation	200,649	—
Depreciation and amortization	5,012,259	—
Total expenses	10,893,550	369,870
Fees waived	(107,563)	—
Net expenses	10,785,987	369,870
Other (expense) income
Income from real estate-related loans	2,299,154	—
Interest income	6,567	1,975
Interest expense	(4,048,089)	—
Total other (expense) income	(1,742,368)	1,975
Net loss	(4,988,448)	(367,895)
Net loss attributable to non-controlling interests	265,570	—
Net loss attributable to stockholders	(4,722,878)	(367,895)
Net loss per share of common stock - basic and diluted	$(4.49)	$(18.39)
Weighted average number of shares outstanding - basic and diluted	1,050,861	20,000

See accompanying notes to the financial statements

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Stockholder's Equity (Deficit)

		Par Value
	Shares	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at January 10, 2018	20,000	$200	$—	$—	$—	$199,800	$—	$200,000	$—	$200,000
Amortization of restricted stock grants	—	—	—	—	—	50,238	—	50,238	—	50,238
Net loss	—	—	—	—	—	—	(367,895)	(367,895)	—	(367,895)
Balance at December 31, 2018	20,000	200	—	—	—	250,038	(367,895)	(117,657)	—	(117,657)
Share-based compensation	7,000	70	—	—	—	74,806	—	74,876	—	74,876
Class I common stock issued	9,118,617	91,186	—	—	—	91,094,979	—	91,186,165	—	91,186,165
Class S common stock issued	5,851,600	—	58,516	—	—	58,805,319	—	58,863,835		58,863,835
Contributions	—	—	—	—	—	—	—	—	5,744,728	5,744,728
Distributions	—	—	—	—	—	—	(339,337)	(339,337)	(131,146)	(470,483)
Offering costs	—	—	—	—	—	(4,875,078)	—	(4,875,078)	—	(4,875,078)
Net loss	—	—	—	—	—	—	(4,722,878)	(4,722,878)	(265,570)	(4,988,448)
Balance at December 31, 2019	14,997,217	$91,456	$58,516	$—	$—	$145,350,064	$(5,430,110)	$140,069,926	$5,348,012	$145,417,938

See accompanying notes to the financial statements

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2019	For the period from January 10, 2018 through December 31, 2018
Cash flows from operating activities:
Net loss	$(4,988,448)	$(367,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,012,259	—
Amortization of above and below market leases and lease inducements	70,028	—
Amortization of restricted stock grants	74,876	—
Amortization of deferred financing costs	50,313	50,238
Amortization of discount	(416,639)	—
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(1,657,402)	—
Increase in other assets	(570,625)	—
Increase in accounts and other receivables	(1,769,446)	—
Increase in accounts payable, accrued expenses and other liabilities	3,138,462	102,930
Increase in due to affiliates	880,053	198,181
Net cash used in operating activities	(176,569)	(16,546)

Cash flows from investing activities
Acquisition of real estate	(233,193,194)	—
Purchase of real estate-related loans	(48,881,160)	—
Building improvements	(972,450)	—
Net cash used in investing activities	(283,046,804)	—

Cash flows from financing activities:
Borrowings from mortgage loans	159,411,000	—
Proceeds from affiliate line of credit	106,391,162	—
Repayments of affiliate line of credit	(19,510,997)	—
Payment of deferred financing costs	(984,459)	—
Proceeds from issuance of common stock	63,169,835	—
Distributions to non-controlling interests	(131,146)	—
Contributions from non-controlling interests	5,744,728	—
Net cash provided by financing activities	314,090,123	—
Net change in cash and cash-equivalents and restricted cash	30,866,750	(16,546)
Cash and cash-equivalents and restricted cash, beginning of period	183,454	200,000
Cash and cash-equivalents and restricted cash, end of period	$31,050,204	$183,454
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$30,308,600	$183,454
Restricted cash	741,604	—

See accompanying notes to the financial statements

Total cash and cash equivalents and restricted cash	$31,050,204	$183,454
Supplemental disclosures:
Interest paid	$1,819,688
Non-cash investing and financing activities:
Line of credit repayment through issuance of Class I shares	$(86,880,165)	$—
Accrued distributions	$339,337	$—
Accrued stockholder servicing fee	$35,809	$—
Accrued offering costs	$4,875,078	$—

See accompanying notes to the financial statements

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

1. Organization and Business Purpose
Oaktree Real Estate Income Trust, Inc. (the “Company”) was formed on July 27, 2017 as a Maryland corporation and intends to maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company seeks to invest primarily in well-located, high quality commercial real estate assets that generate strong current cash flow and could further appreciate in value through moderate leasing and repositioning strategies. Moreover, to a lesser extent, the Companys invests in real estate-related investments, including private loans and traded real estate-related securities that will help maintain liquidity. The Company is externally managed by Oaktree Fund Advisors, LLC (the “Adviser”), an affiliate of Oaktree Capital Management, L.P. On January 9, 2018, the Company was capitalized with a $200,000 investment by an affiliate of the Adviser.
The Company has registered with the Securities and Exchange Commission, (the "SEC"), an offering of up to $1,600,000,000 in shares in its primary offering and up to $400,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company is selling any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees.
As of December 6, 2019, the Company had satisfied the minimum offering requirement and the Company’s board of directors had authorized the release of proceeds from escrow. As of such date, the escrow agent released gross proceeds of approximately $150.0 million (including approximately $86.9 million that was funded by Oaktree) to the Company in connection with the sale of shares of the Company’s common stock. The purchase price per share for each class of common stock in the Offering will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

As of December 31, 2019, the Company owned three investments in real estate and had two positions in real estate-related loans.
2. Capitalization
As of December 31, 2019 the Company was authorized to issue up to 1,000,000,000 shares of common stock. On April 11, 2018, the Company amended and restated its charter to authorize the following classes of common stock:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	250,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000
3. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

If an entity is determined to be a VIE, the Company evaluates whether it is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. The Company consolidates a VIE if it has both power and benefits - that is, (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

receive benefits from the VIE that potentially could be significant to the VIE. The Company consolidates all VIEs for which it is the primary beneficiary, including the Company’s joint ventures with TruAmerica Multifamily, LLC (“TruAmerica”), Hines Interests Limited Partnership ("Hines") and Holland Partner Group ("Holland") to hold the Anzio Apartments, Two Liberty Center and Ezlyn properties, respectively (see Note 4). As of December 31, 2019, the total assets and liabilities of the Company's consolidated VIE, were $234.4 million and $161.3 million, respectively. Such amounts are included on the Company's Consolidated Balance Sheets. For each of our Company's consolidated VIEs, certain assets are pledged as collateral for specific obligations of the VIE. There are no creditors or other partners of the Company's consolidated VIEs that have recourse to its general credit. The Company's maximum exposure to the Company's consolidated VIEs is limited to the Company's variable interests in each VIE.

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

Investments in Real Estate

The Company evaluates each real estate acquisition to determine whether the integrated set of acquired assets and activities meets the definition of a business. Generally, acquisitions of real estate or in-substance real estate are not expected to meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. When evaluating acquired service or management contracts, the Company considers the nature of the services performed, the terms of the contract relative to similar arm’s length contracts, and the availability of comparable service providers in evaluating whether the acquired contract constitutes a substantive process. The acquisitions of Anzio Apartments, Two Liberty Center and Ezlyn properties were accounted for as asset acquisitions because substantially all of the fair value was concentrated in the land, buildings and related intangible assets.

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

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

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

The Company reviews its real estate portfolio on a periodic basis to ascertain if there are any indicators of impairment in the carrying values of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, the Company performs a recoverability analysis that compares future undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. As of December 31, 2019, the Company had not identified any indicators of impairment with respect to its real estate portfolio.

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

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

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms, including consideration of the underlying collateral value. As of December 31, 2019, each of the Company’s real-estate related loans was performing in accordance with its contractual terms and management has not established an allowance for loan losses.

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

The Company periodically reviews tenant receivables and unbilled rent receivables to determine whether they are collectible. In making this determination, the Company considers each tenant’s payment history and financial condition. If a receivable is deemed to be uncollectible, the Company will either reserve for the receivable through an allowance, or write-off the receivable. As of December 31, 2019, the Company did not have any allowances for doubtful accounts.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of December 31, 2019 or 2018.

Restricted Cash
As of December 31, 2019, restricted cash of $0.7 million consists of $0.1 million for construction reserves, $0.2 million of security deposits and $0.4 million for real estate taxes. There was no restricted cash held as of December 31, 2018.
Deferred Charges

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring, and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes and term loans are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments. Deferred financing costs related to the Company’s revolving credit facilities and affiliate line of credit are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreements. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.

Non-Controlling Interests

Non-controlling interests of $5,348,012 as of December 31, 2019 represent interests held by TruAmerica, Hines and Holland, our joint venture partners in Anzio Apartments, Two Liberty Center and Ezlyn, respectively. There were no non-controlling interests as of December 31, 2018.

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

The Company uses significant judgement to estimate fair values of investments in real estate, and other intangible assets. In estimating their values, the Company considers significant unobservable inputs such as estimated cash flow projections that utilize appropriate discount and capitalization rates and available comparable market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known and anticipated trends, and market/economic conditions that may affect the property. These inputs are Level 3 inputs.
Income Taxes
The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2019. The Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. Any deferred tax assets arising from the Company’s taxable loss carryforwards during periods prior to making a REIT election have been fully reserved, since it is unlikely such benefits will be realized. REITs are subject to a number of other organizational and operational requirements.

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

The Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Organization and Offering Expenses
As of December 31, 2019 and 2018, the Adviser and its affiliates had incurred approximately $5.2 million and $4.3 million, respectively, of organization and offering expenses on our behalf, which were reimbursable only if we broke escrow for our Offering. On December 6, 2019, the date on which we broke escrow for our Offering, the Company accrued approximately $0.9 million of organization expenses and $4.3 million of offering expenses payable to the Adviser, which will be reimbursed ratably over a 60 month period beginning on December 6, 2020, the first anniversary of the date we broke escrow for our Offering.
Organizational expenses are expensed as incurred and offering expenses are reflected as a reduction of additional paid-in capital as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid are recognized as a liability on the balance sheet.

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

Diluted EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities. We include unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the year ended December 31, 2019 and the period from January 10, 2018 through December 31, 2018, there were no dilutive common stock equivalents as the Company incurred net losses for each period.

Segment Reporting

The Company operates in three reportable segments: multifamily properties, office properties and real estate-related loans. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a new revenue recognition standard which will supersede nearly all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Companies will likely need to use more judgment and make more estimates than under previous revenue recognition guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard may be applied retrospectively to each prior period presented or prospectively with the

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

cumulative effect, if any, recognized as of the date of adoption. The Company adopted the new standard effective January 1, 2019, the effective date for private companies. The majority of the Company's revenues are derived from leasing activities, to the extent there are nonlease components that are within the scope of the new revenue recognition standard, the pattern of revenue recognition under the new standard is substantially similar to the pattern of revenue recognition under existing accounting standards.

In February 2016, the FASB issued a new leasing standard which requires lessees to clarify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes initial direct costs and lease executory costs for all entities. The new guidance will require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease, with any other costs incurred, including allocated indirect costs, expensed as incurred. In addition, the new standard requires that lease and nonlease components of a contract be bifurcated, with nonlease components (including reimbursements for real estate taxes, utilities, insurance and other common area maintenance and other executory costs) subject to the new revenue recognition standard effective upon adoption of the new leasing standard. In July 2018, the FASB issued an amendment to the leasing standard that allows lessors to elect, as a practical expedient, not to allocate the total consideration in a contract to lease and non-lease components based on their relative standalone selling prices. Rather, this practical expedient allows lessors to elect to account for the combined component as an operating lease if (i) the timing and pattern of transfer of the lease component and nonlease component(s) are the same; (ii) the lease component would be classified as an operating lease if accounted for separately; and (iii) the lease component is the predominant component of the arrangement. If we elect this practical expedient subsequent to adoption, tenant recoveries and other components that would otherwise qualify as non-lease components would be accounted for as lease components and recognized in rental revenues. The amendment also provided an optional transition method to make the initial application date of the new lease standard the date of adoption, with a cumulative-effect adjustment recognized to the opening balance of retained earnings. Consequently, for an entity that elects the optional transition method, the entity’s reporting and disclosures for comparative historical periods presented in the financial statements will continue to be in accordance with current GAAP. In December 2018, the FASB made a narrow-scope amendment that would preclude a lessor from having to recognize lessor costs paid by a lessee directly to a third-party when the lessor cannot reasonably estimate such costs. The Company expects to elect the package of practical expedients to not reassess (i) whether existing arrangements are or contain a lease, (ii) the classification of an operating or financing lease in a period prior to adoption, and (iii) any initial direct costs for existing leases. Additionally, the Company expects to elect to not use hindsight and carry forward its lease term assumptions when adopting Topic 842 and not recognize lease liabilities and lease assets for leases with a term of 12 months or less. The Company will adopt the new leasing standard effective January 1, 2021. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. The standard will replace the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the Company beginning after December 15, 2022, including interim periods within that reporting period, with early adoption permitted after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

In November 2016, the FASB issued guidance on the presentation of restricted cash in the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the new standard effective January 1, 2019, the effective date for private companies. As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated cash flow statements.

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

4. Investments in Real Estate

As of December 31, 2019, investments in real estate, net, consisted of the following:

Building and building improvements	$199,478,457
Land	19,667,140
Tenant improvements	4,314,057
Furniture, fixtures and equipment	2,749,914
Accumulated depreciation	(2,865,137)
Investments in real estate, net	$223,344,431
On April 11, 2019, the Company partnered with TruAmerica, through a joint venture (the "Anzio Joint Venture") to acquire a fee simple interest in Anzio Apartments (the Anzio Apartments), a multifamily asset located in Lawrenceville, Georgia, for $59.2 million (excluding closing costs). The Anzio Joint Venture acquired the property through a combination of $44.4 million of property-level debt from the Federal Home Loan Mortgage Corporation, $14.9 million of borrowings under a Line of Credit with an affiliate of Oaktree (the Line of Credit) which were funded as an equity contribution into the Anzio Joint Venture and $1.7 million funded by TruAmerica. The Company owns a 90% interest in the Anzio Joint Venture and TruAmerica owns a 10% interest in the Anzio Joint Venture. The Company has control of the Anzio Joint Venture and TruAmerica acts as the day-to-day property manager.

On August 20, 2019, the Company partnered with Hines Interests Limited Partnership (“Hines”) through a joint venture (the “Liberty Joint Venture”) to acquire a fee simple interest in Two Liberty Center (the “Two Liberty Center”), a class “A” office asset located in Ballston, Virginia, for $91.2 million (excluding closing costs). The Liberty Joint Venture acquired Two Liberty Center through a combination of $62.0 million of property-level debt from Bank of America Merrill Lynch and equity of $33.5 million funded from the Liberty Joint Venture (consisting of $32.3 million funded by the Company using borrowings under the Line of Credit and $1.1 million funded by Hines). The Company owns a 96.5% interest in the Liberty Joint Venture and Hines owns a 3.5% interest in the Liberty Joint Venture. The Company has control of the Liberty Joint Venture and Hines acts as the day-to-day property manager.

On December 10, 2019, the Company partnered with Holland Partner Group (“Holland”) through a joint venture (the “Ezlyn Joint Venture”) to acquire a fee simple interest in Ezlyn (the “Ezlyn”), a multifamily asset located in Westminster, Colorado for $81.3 million (exclusive of closing costs). The Ezlyn Joint Venture acquired Ezlyn and paid related closing costs through a combination of $53.0 million of property-level debt from the Federal Home Loan Mortgage Corporation, $26.2 million funded to the Ezlyn Joint Venture by the Company and $2.9 million funded by Holland. The Company owns a 90% interest in the Ezlyn Joint Venture and Holland owns a 10% interest in the Ezlyn Joint Venture. The Company has control of the Ezlyn Joint Venture and Holland acts as the day-to-day property manager.

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

The following table provides details of the Company's properties:

	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Carrying Amount(1)			Accumulated Depreciation(2)	Encumbrances	Construction Date
Description	Land	Building and Building Improvements	Building and Building Improvements	Land	Building and Building Improvements	Total
Anzio Apartments	6,105,370	52,225,332	972,451	6,105,370	53,197,783	59,303,153	(1,534,406)	44,400,000	1986
Two Liberty Center	3,074,700	84,117,456	—	3,074,700	84,117,456	87,192,156	(1,188,793)	61,971,000	2007
Ezlyn	10,487,070	69,227,189	—	10,487,070	69,227,189	79,714,259	(141,938)	53,040,000	1986
Total	19,667,140	205,569,977	972,451	19,667,140	206,542,428	226,209,568	(2,865,137)	159,411,000
(1) As of December 31, 2019, the aggregated cost basis for tax purposes was $226,209,568.
(2) Refer to Note 3 for details of depreciable lives.

The following table provides a rollforward of the Company's investments in real estate for the year ended December 31, 2019:

Real estate
Balance at the beginning of year	$—
Additions during the year:
Building and building improvements	199,478,457
Land	19,667,140
Tenant improvements	4,314,057
Furniture, fixtures and equipment	2,749,914
Balance at the end of year	$226,209,568

Accumulated depreciation
Balance at the beginning of year	$—
Accumulated depreciation	(2,865,137)
Balance at the end of year	$(2,865,137)

Investments in real estate, net	$223,344,431
The following table summarizes the purchase price allocations of properties acquired during the year ended December 31, 2019:

	Anzio Apartments	Two Liberty Center	Ezlyn
Building and building improvements	$50,820,175	$80,305,740	$67,860,509
Land	6,105,370	3,074,700	10,487,070
Tenant improvements	—	3,811,716	21,923
Furniture, fixtures and equipment	1,405,157	—	1,344,757
In-place lease intangibles	1,455,254	3,523,143	1,489,264
Lease origination costs	—	1,501,429	—
Above-market lease intangibles	—	58,585	—
Below-market lease intangibles	—	(71,598)	—
Total purchase price(1)	$59,785,956	$92,203,715	$81,203,523

(1)	Purchase price is inclusive of closing costs.

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

5. Intangibles

The Company recorded in-place lease and above and below market lease intangibles as a result of its property acquisitions during the year ended December 31, 2019. The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of December 31, 2019:

Intangible assets:
In-place lease intangibles	$6,467,661
Lease origination costs	1,867,804
Lease inducements	1,291,027
Above-market lease intangibles	58,585
Total intangible assets	9,685,077
Accumulated amortization:
In-place lease intangibles	(2,015,770)
Lease origination costs	(131,353)
Lease inducements	(59,820)
Above-market lease intangibles	(24,647)
Total accumulated amortization	(2,231,590)
Intangible assets, net	$7,453,487

Intangible liabilities:
Below-market lease intangibles	$(71,598)
Accumulated amortization	14,439
Intangible liabilities, net	$(57,159)

The weighted average amortization periods of the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles is 41 months.

The following table details the Company's future amortization of intangible assets:

For the year ended:	Amortization
2020	$2,723,761
2021	1,105,342
2022	1,074,299
2023	926,561
2024	557,424
Thereafter	1,066,100
Total	$7,453,487

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

The Atlantis Mezzanine Loan matures in July 2020 with five 12-month extension options for the borrower, provided there has not been an event of default. The Atlantis Mezzanine Loan bears interest at a floating rate of 6.67% over the one-month London

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

Interbank Offered Rate ("LIBOR"), subject to an interest rate increase in the event the borrower exercises its fourth 12-month extension.

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

The following table details the Company's real estate-related loan investments:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2020	Principal due at maturity	$1.525 billion(3)	$25,000,000	$(367,510)	$24,632,490
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(334,691)	24,665,309
						$50,000,000	$(702,201)	$49,297,799

(1)    The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of December 31, 2019 and 2018, one-month LIBOR was equal to 1.76% and 2.50%, respectively.

(2)	Neither investment is subject to delinquent principal or interest as of December 31, 2019.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
(4)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.
7. Accounts and Other Receivables and Other Assets
The following table summarizes the components of accounts and other receivables and other assets as of December 31, 2019 and 2018:

Receivables	December 31, 2019	December 31, 2018
Accounts receivable	$1,097,446	$—
Straight-line rent receivable	407,475	—
Interest receivable	264,525	—
Total accounts and other receivables, net	$1,769,446	$—

Other assets	December 31, 2019	December 31, 2018
Pre-acquisition deposits	$500,000	$—
Prepaid expenses	67,777	—
Capitalized fees, net	2,848	—
Total other assets	$570,625	$—

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of December 31, 2019 and 2018:

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

	December 31, 2019	December 31, 2018
Subscriptions received in advance	$70,000	$—
Real estate taxes payable	391,519	—
Accounts payable and accrued expenses	1,222,942	102,930
Prepaid rental income	637,233	—
Accrued interest expense	298,884	—
Tenant security deposits	620,814	—
Distribution payable	339,337	—
Total accounts payable, accrued expenses and other liabilities	$3,580,729	$102,930

9. Mortgage Loans

In connection with the acquisition of the Anzio Apartments, the Anzio Joint Venture obtained a $44.4 million mortgage loan from the Federal Home Loan Mortgage Corporation (Freddie Mac). The mortgage loan is secured by the Anzio Apartments and bears interest at a rate of LIBOR plus a spread of 159 basis points, payable as interest-only for the first 60 months, then principal and interest payable for the remaining term based on a 360 month amortization period. The term of the mortgage loan is 120 months. Amounts prepaid under the mortgage loan are subject to a 1% penalty following a one year lockout period. The mortgage loan is subject to customary terms and conditions.

In connection with the acquisition of Two Liberty Center, the Liberty Joint Venture obtained a $62.0 million mortgage loan from Bank of America Merrill Lynch (BAML). The mortgage loan is secured by Two Liberty Center and bears interest at a rate of LIBOR plus a spread of 150 basis points, payable as interest-only for the initial term of 60 months. The term of the mortgage loan is 60 months with two one-year extension options. The mortgage loan is subject to customary terms and conditions, and the Liberty Joint Venture was in compliance with all financial covenants it is subject to under the mortgage loan as of December 31, 2019.

In connection with the acquisition of Ezlyn, the Ezlyn Joint Venture obtained a $53.0 million mortgage loan from Freddie Mac. The mortgage loan is secured by Ezlyn and bears interest at a fixed rate of 3.38%, payable as interest-only throughout the full 84 month term. The mortgage loan has a prepayment lockout of two years followed by a defeasance penalty until the last 90 days of the loan term. The mortgage loan is subject to customary terms and conditions.

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

The following table summarizes the Company's mortgage loans:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	December 31, 2019	December 31, 2018
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$—
Two Liberty Center mortgage loan	L + 1.50%	August 2024	61,971,000	—
Ezlyn mortgage loan	3.38%	December 2026	53,040,000	—
Total mortgage loans			159,411,000	$—
Less: deferred financing costs, net			(934,146)
Mortgage loans, net			$158,476,854

(1)    The term "L" refers to the one-month US dollar-denominated LIBOR. As of December 31, 2019 and December 31, 2018, one-month LIBOR was equal to 1.76% and 2.50%, respectively.

The following table presents the future principal payments due under the Company's mortgage loan as of December 31, 2019:

Year	Amount
2020	$—
2021	—
2022	—
2023	—
2024	61,971,000
Thereafter	97,440,000
Total	$159,411,000
10. Related Party Transactions
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
Management Fee
Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.00% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash or Class I shares. The Adviser has agreed to waive its management fee through May 2020.

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of December 31, 2019, the Company had not retained an affiliate of the Adviser for any such services.
Performance Participation Allocation
The Company will pay the Adviser a performance fee equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount (each term as defined in the advisory agreement) and a high water mark, with a catch-up. Such performance fee will be made annually and accrue monthly. For the year ended December 31, 2019 and for the period fro1m January 10, 2018 through December 31, 2018, the Company accrued performance fees of $200,649 and $0, respectively. Payment of the performance fees are deferred until December 2020.

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

Line of Credit and Assumption of Loans
On April 11, 2019, the Company entered into the Line of Credit with an affiliate of Oaktree, providing for an unsecured, uncommitted credit facility in a maximum aggregate principal amount of $150.0 million. On August 20, 2019, the Company entered into an amendment (the Amendment) to the Line of Credit with an affiliate of Oaktree. The Amendment reduced the rate at which borrowings under the Line of Credit bear interest from LIBOR plus 3.25% per annum to LIBOR plus 2.50% per annum. The reduction reflected a review of the then-existing interest rate in light of current interest rates offered in the market. No other material terms of the Line of Credit were changed as a result of the Amendment. However, the Lender waived interest otherwise due under the Line of Credit such that the interest rate between April 11, 2019 and the date of the Amendment will effectively be LIBOR plus 2.50%. In connection with the sale of shares of the Company's common stock of $150.0 million, the remaining balance on the Line of Credit was paid off on December 6, 2019.
On June 14, 2019, the Company acquired the Atlantis Mezzanine Loan by assuming ownership of a special purpose vehicle from an affiliate of Oaktree and contemporaneously borrowed under the Company’s Line of Credit with an affiliate of Oaktree to finance the investment.
On September 4, 2019, the Company acquired the IMC/AMC Bond Investment by assuming ownership of a special purpose vehicle from an affiliate of Oaktree and contemporaneously borrowed under the Company’s Line of Credit with an affiliate of Oaktree to finance the investment.
Due to Affiliates

Due to affiliates of $5,953,312 as of December 31, 2019 consisted of $679,340 due to Oaktree for reimbursement of operating expenses, $5,073,322 due to Oaktree for reimbursement of organizational and offering costs, and $200,649 due to Oaktree for performance incentive fees. As of December 31, 2018, due to affiliates consisted of $198,181 due to Oaktree for reimbursement of operating expenses.
Repurchase Arrangement for Oaktree Investor
On September 11, 2019, the board of directors of the Company, including a majority of the independent directors, adopted an arrangement to repurchase shares of the Company’s Class I common stock that Oaktree Fund GP I, L.P. (the “Oaktree Investor”), an affiliate of the Company’s sponsor, acquired in the Company’s initial public offering. The board of directors approved the repurchase arrangement in recognition of the Oaktree Investor’s subscription for shares of the Company’s Class I common stock in an amount such that, together with all other subscriptions for the Company’s common stock, met the escrow minimum offering amount.
As of December 6, 2019, the Company satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of such date, the escrow agent released gross proceeds of approximately $150.0 million (including approximately $86.9 million that was funded by Oaktree) to the Company in connection with the sale of shares of the Company’s common stock.
Under the repurchase arrangement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares.
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

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

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

11. Stockholder’s Equity
Authorized Capital
The Company is authorized to issue up to $1,050,000,000 in shares in its primary offering. The Company is selling any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. See Note 2 for a further description of such items. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock has the same economic and voting rights.
As of December 31, 2019 and December 31, 2018, the Company had authority to issue 1,050,000,000 shares, consisting of the following:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	250,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000
Common Stock
The following tables detail the movement in the Company's outstanding shares of common stock:

	Class S	Class I	Class T	Class D	Total
January 1, 2018
Common stock issued	—	20,000	—	—	20,000
December 31, 2018	—	20,000	—	—	20,000
Common stock issued	5,851,600	9,118,617	—	—	14,970,217
Independent directors' restricted stock vested(1)	—	7,000	—	—	7,000
December 31, 2019	5,851,600	9,145,617	—	—	14,997,217

(1)
The directors' vested restricted stock represents aggregate $74,876 and $50,238 of the annual compensation paid to the independent directors for the year ended December 31, 2019 and the period from January 10, 2018 through December 31, 2018, respectively. The restricted stock is amortized over the one-year service period of such stock grants.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code.
Each class of our common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2019
	Class S	Class I	Class T	Class D
Gross distributions declared per share of common stock(1)	$0.0250	$0.0250	$—	$—
Stockholder servicing fee per share of common stock	(0.0061)	—	—	—
Net distributions declared per share of common stock	$0.0189	$0.0250	$—	$—

	For the Period from January 10, 2018 through December 31, 2018
	Class S	Class I	Class T	Class D
Gross distributions declared per share of common stock(1)	$—	$—	$—	$—
Stockholder servicing fee per share of common stock	—	—	—	—
Net distributions declared per share of common stock	$—	$—	$—	$—

(1)	The Company had not sold any Class D or Class T shares as of December 31, 2019.

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Ohio, Oregon, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Ohio, Oregon, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. There were no distributions reinvested during the year December 31, 2019.
Share Repurchase Plan
The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify, suspend or terminate the share repurchase plan. There were no share repurchases as of December 31, 2019.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2019, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

13. Five Year Minimum Rental Payments

The following table presents the future minimum rents the Company expects to receive from its office properties. Leases at the Company's multifamily investments are short term, generally 12 months or less, and are not included.

Year	Future Minimum Rents
2020	$6,606,491
2021	7,071,878
2022	7,116,085
2023	6,497,656
2024	3,904,549
Thereafter	9,206,435
Total	$40,403,094

14. Segment Reporting

The Company operates in three reportable segments: multifamily properties, office properties and real estate-related loans. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment:

December 31, 2019
Multifamily	$140,841,295
Office	93,629,245
Real estate related loans	49,297,799
Other (Corporate)	29,717,653
Total assets	$313,485,992

The following table sets forth the financial results by segment for the year ended December 31, 2019:

	Multifamily	Office	Real estate-related loans	Total
Revenues:
Rental revenues	$4,245,057	$2,883,152	$—	$7,128,209
Other revenues	164,948	246,750	—	411,698
Total revenues	4,410,005	3,129,902	—	7,539,907

Expenses:
Rental property operating	2,009,938	1,061,828	—	3,071,766
Total expenses	2,009,938	1,061,828	—	3,071,766
Income from real estate-related loans	—	—	2,299,154	2,299,154
Segment net operating income	$2,400,067	$2,068,074	$2,299,154	$6,767,295

Depreciation and amortization	$3,381,811	$1,630,448	$—	$5,012,259

General and administrative expenses				1,616,252
Performance participation allocation				200,649
Organizational expenses				885,061
Interest income				6,567
Interest expense				(4,048,089)
Net loss				$(4,988,448)
Net loss attributable to non-controlling interests				265,570
Net loss attributable to stockholders				$(4,722,878)

15. Quarterly Financial Information (Unaudited)
The following table presents the Company’s quarterly results for the year ended December 31, 2019 and the period from January 10, 2018 through December 31, 2018:

2019	March 31	June 30	September 30	December 31
Total revenues	$—	$1,228,722	$2,472,826	$3,838,359
Net loss	$(170,435)	$(1,116,297)	$(1,535,932)	$(2,165,784)
Net loss attributable to stockholders	$(170,435)	$(1,044,763)	$(1,442,451)	$(2,065,229)
Net loss per share	$(8.16)	$(38.69)	$(53.42)	$(0.50)

2018	March 31	June 30	September 30	December 31
Total revenues	$70	$161	$523	$1,221
Net loss	$(24,930)	$(88,072)	$(80,052)	$(174,841)
Net loss attributable to stockholders	$(24,930)	$(88,072)	$(80,052)	$(174,841)
Net loss per share	$(1.25)	$(4.40)	$(4.00)	$(8.74)

16. Subsequent Events
The Company has evaluated events from December 31, 2019 through the date the financial statements were issued.

Acquisition of Lakes at West Covina

On February 14, 2020, the Company partnered with Waterford Property Company (“Waterford”) through a joint venture (the “Lakes Joint Venture”) to acquire a fee simple interest in Lakes at West Covina (the “Property”), a four story, two building office complex located in West Covina, California, for $40.9 million (exclusive of closing costs). The Lakes Joint Venture acquired the Property through a combination of $27.9 million of property-level debt from Wells Fargo Bank, N.A. and equity of $16.6 million funded from the Lakes Joint Venture (consisting of $15.7 million funded by the Company and $0.8 million funded by Waterford). Neither Waterford nor the seller of the Property are affiliates of the Company or its sponsor.

Investments
Subsequent to December 31, 2019, the Company purchased an aggregate of $18.8 million of floating-rate commercial mortgage backed securities.

Status of the Offering
As of March 27, 2020, the Company had sold an aggregate of 18,065,822 shares of its common stock (consisting of 8,886,068 Class S shares and 9,179,754 Class I shares) in the Offering resulting in net proceeds of $180.8 million to the Company as payment for such shares.
Distributions
Subsequent to December 31, 2019, the Company declared distributions as follows:

Record Date	Class S	Class I	Class T	Class D
January 31, 2020	$0.0294	$0.0294	N/A	N/A
February 29, 2020	$0.0341	$0.0341	N/A	N/A
Line of Credit
On March 24, 2020, the Company's Board of Directors approved an uncommitted line of credit with an affiliate of Oaktree, pursuant to which the Company may borrow up to $125 million at an interest rate equal to LIBOR plus 2.25%.

COVID-19
Subsequent to December 31, 2019, there was a global outbreak, subsequently declared to be a pandemic, of a new strain of coronavirus known as COVID-19. This outbreak continues to adversely impact global commercial activity and has contributed to significant uncertainty and volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, shelter in place orders, restrictions on travel, and limiting hours of operations of non-essential offices and retail centers in an effort to flatten the infection curve and relieve stress on local healthcare systems. Among other effects, these actions are creating a disruption in global supply chains, a reduction in purchases by consumers, a demand shock in oil prices and adversely impacting a number of industries directly, such as transportation, hospitality and entertainment. The outbreak is expected to have a continued adverse impact on economic and market conditions and to trigger a period of global economic slowdown with no known duration. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the novel coronavirus at this time is unknown. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to occupancy results of operations or market values of the Company's properties, increased costs of operations, increased risk of defaults in its portfolio of real estate debt investments, decreased availability of financing arrangements, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.