Form 10-Q
period 2020-03-31
OAKTREE REAL ESTATE INCOME TRUST, INC.
filed 2020-05-15
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of May 15, 2020 was 19,010,739, consisting of 8,834,022 Class I shares and 10,176,717 Class S shares.

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

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Oaktree Real Estate Income Trust, Inc.
Consolidated Balance Sheets

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Investments in real estate, net	$257,252,417	$223,344,431
Investments in real estate-related loans and securities, net	71,925,604	49,297,799
Intangible assets, net	12,243,210	7,453,487
Cash and cash equivalents	23,546,939	30,308,600
Restricted cash	4,420,105	741,604
Accounts and other receivables, net	1,682,555	1,769,446
Other assets	1,121,964	570,625
Total Assets	$372,192,794	$313,485,992
Liabilities and Equity
Mortgage loans, net	$186,066,000	$158,476,854
Due to affiliates	6,827,600	5,953,312
Intangible liabilities, net	91,344	57,159
Accounts payable, accrued expenses and other liabilities	6,831,641	3,580,729
Commitments and contingencies (Note 12)	—	—
Total Liabilities	199,816,585	168,068,054
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 18,031,302 and 14,997,217 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	180,313	149,972
Additional paid-in capital	175,698,998	145,350,064
Accumulated deficit	(9,802,148)	(5,430,110)
Total Stockholders’ Equity	166,077,163	140,069,926
Non-controlling interests attributable to third party joint ventures	6,299,046	5,348,012
Total Equity	172,376,209	145,417,938
Total Liabilities and Stockholders' Equity	$372,192,794	$313,485,992
See accompanying notes to financial statements.

The following table presents the assets and liabilities of investments consolidated as a variable interest entities for which the Company is determined to be the primary beneficiary.

	March 31, 2020	December 31, 2019
Assets
Investments in real estate, net	$257,252,417	$223,344,431
Intangible assets, net	12,243,210	7,453,487
Cash and cash equivalents	2,094,793	1,629,776
Restricted cash	4,420,105	741,604
Accounts and other receivables, net	1,383,598	1,097,447
Other assets	676,364	133,795
Total Assets	$278,070,487	$234,400,540

Liabilities
Mortgage loans, net	$186,066,000	$158,476,854
Intangible liabilities, net	91,344	57,159
Accounts payable, accrued expenses and other liabilities	3,894,146	2,802,865
Total Liabilities	$190,051,490	$161,336,878

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Revenues
Rental revenues	$5,414,061	$—
Other revenues	326,750	—
Total revenues	5,740,811	—
Expenses
Rental property operating	2,016,602	—
General and administrative expenses	650,579	171,291
Base management fee	403,896	—
Performance participation allocation	811,650	—
Depreciation and amortization	3,389,665	—
Total expenses	7,272,392	171,291
Fees waived	(403,896)	—
Net expenses	6,868,496	171,291
Other (expense) income
Income from real estate-related loans and securities	1,353,627	856
Interest expense	(1,416,287)	—
Unrealized loss on investments	(1,800,694)	—
Total other (expense) income	(1,863,354)	856
Net loss	(2,991,039)	(170,435)
Net loss attributable to non-controlling interests	104,594	—
Net loss attributable to stockholders	$(2,886,445)	$(170,435)
Net loss per share of common stock - basic and diluted	$(0.17)	$(8.16)
Weighted average number of shares outstanding	16,833,421	20,875
See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

	For the Three Months Ended March 31, 2019
	Par Value
	Shares	Common Stock	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	20,000	$—	$200	$—	$—	$—	$250,038	$(367,895)	$(117,657)	$—	$(117,657)
Class I common stock issued	7,000	—	70	—	—	—	21,019	—	21,089	—	21,089
Net loss	—	—	—	—	—	—	—	(170,435)	(170,435)	—	(170,435)
Balance at March 31, 2019	27,000	$—	$270	$—	$—	$—	$271,057	$(538,330)	$(267,003)	$—	$(267,003)

	For the Three Months Ended March 31, 2020
	Par Value
	Shares	Common Stock	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	14,997,217	$—	$91,456	$58,516	$—	$—	$145,350,064	$(5,430,110)	$140,069,926	$5,348,012	$145,417,938
Share-based compensation	5,750	—	58	—	—	—	17,713	—	17,771	—	17,771
Distribution reinvestments	30,338	—	18	285	—	—	306,964	—	307,267	—	307,267
Class I common stock issued	32,309	—	323	—	—	—	324,677	—	325,000	—	325,000
Class S common stock issued	3,005,959	—	—	30,060	—	—	30,541,025	—	30,571,085	—	30,571,085
Contributions	—	—	—	—	—	—		—	—	1,147,187	1,147,187
Distributions	—	—	—	—	—	—	—	(1,485,593)	(1,485,593)	(91,559)	(1,577,152)
Redemptions	(40,271)	—	—	(403)	—	—	(390,534)	—	(390,937)	—	(390,937)
Offering Costs	—	—	—	—	—	—	(450,911)	—	(450,911)	—	(450,911)
Net loss	—	—	—	—	—	—		(2,886,445)	(2,886,445)	(104,594)	(2,991,039)
Balance at March 31, 2020	18,031,302	$—	$91,855	$88,458	$—	$—	$175,698,998	$(9,802,148)	$166,077,163	$6,299,046	$172,376,209

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(2,991,039)	$(170,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,389,665	—
Amortization of above and below market leases and lease inducements	53,350	—
Amortization of restricted stock grants	17,771	21,089
Amortization of deferred financing costs	45,596	—
Amortization of discount	(197,316)	—
Unrealized loss on investments	1,800,694
Changes in assets and liabilities:
Increase in other assets	(551,339)	—
Increase in accounts and other receivables	86,891	—
Increase in accounts payable, accrued expenses and other liabilities	889,148	18,849
Increase in due to affiliates	874,288	78,421
Net cash provided by (used in) operating activities	3,417,709	(52,076)

Cash flows from investing activities:
Acquisition of real estate	(41,024,719)	—
Purchase of real estate-related loans and securities	(22,726,513)	—
Building improvements	(615,663)	—
Net cash used in investing activities	(64,366,895)	—

Cash flows from financing activities:
Borrowings from mortgage loan	27,900,000	—
Proceeds from issuance of common stock	30,896,085	—
Payment of offering costs	(450,911)	—
Distributions	(1,178,326)	—
Payment of deferred financing costs	(356,450)	—
Distributions to non-controlling interests	(91,559)	—
Contributions from non-controlling interests	1,147,187	—
Net cash provided by financing activities	57,866,026	—

Net change in cash and cash-equivalents and restricted cash	(3,083,160)	(52,076)
Cash and cash-equivalents and restricted cash, beginning of period	31,050,204	183,454
Cash and cash-equivalents and restricted cash, end of period	$27,967,044	$131,378

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$23,546,939	$131,378
Restricted cash	4,420,105	—
Total cash and cash equivalents and restricted cash	$27,967,044	$131,378

Supplemental disclosures:
Interest paid	$1,272,067	$—
Non-cash investing and financing activities:
Accrued distributions	$549,408	$—
Accrued stockholder servicing fee	$65,127	$—
Accrued offering costs	$4,659,434	$—
Distributions reinvested	$307,267	$—
Payable for real estate related loans and securities	$999,750	$—
Accrued redemptions	$390,937	$—

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

As of March 31, 2020, the Company owned four investments in real estate, two investments in real estate-related loans and six investments in floating-rate commercial mortgage backed securities ("CMBS").
2. Capitalization
As of March 31, 2020, the Company was authorized to issue up to 1,000,000,000 shares of common stock. On April 11, 2018, the Company amended and restated its charter to authorize the following classes of common stock:

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

If an entity is determined to be a VIE, the Company evaluates whether it is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. The Company consolidates a VIE if it has both power and benefits - that is, (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Company consolidates all VIEs for which it is the primary beneficiary, including the Company’s joint ventures with TruAmerica Multifamily, LLC (“TruAmerica”), Hines Interests Limited Partnership ("Hines"), Holland Partner Group ("Holland") and Waterford Property Company ("Waterford") to hold the Anzio Apartments, Two Liberty Center, Ezlyn and Lakes at West Covina properties, respectively (see Note 4). As of March 31, 2020, the total assets and liabilities of the Company's consolidated VIEs, were $278.1 million and $190.1 million, respectively. Such amounts are included on the Company's Consolidated Balance Sheets. For each of our Company's consolidated VIEs, certain assets are pledged as collateral for specific obligations of the VIE. There are no creditors or other partners of the Company's consolidated VIEs that have recourse to its general credit. The Company's maximum exposure to the Company's consolidated VIEs is limited to the Company's variable interests in each VIE.

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

COVID-19
During the three months ended March 31, 2020, the global outbreak of a new strain of coronavirus known as COVID-19 has been declared a pandemic. This outbreak continues to adversely impact global commercial activity and has contributed to significant uncertainty and volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting businesses quarantine, shelter in place orders, restrictions on travel, and limiting significantly operations of non-essential businesses in an effort to flatten the infection curve and relieve stress on local healthcare systems. Among other effects, these actions are creating a disruption in global supply chains, a reduction in purchases by consumers, significantly increased unemployment, a demand shock in oil prices and adversely impacting a number of industries directly, such as transportation, hospitality and entertainment. The outbreak is expected to have a continued adverse impact on economic and market conditions and to trigger a period of global economic slowdown with no known duration. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the novel coronavirus at this time is unknown. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to occupancy, results of operations or market values of the Company's properties, increased costs of operations, increased risk of defaults in its portfolio of real estate debt investments, decreased availability of financing arrangements, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.

Investments in Real Estate

The Company evaluates each real estate acquisition to determine whether the integrated set of acquired assets and activities meets the definition of a business. Generally, acquisitions of real estate or in-substance real estate are not expected to meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. When evaluating acquired service or management contracts, the Company considers the nature of the services performed, the terms of the contract relative to similar arm’s length contracts, and the availability of comparable service providers in evaluating whether the acquired contract constitutes a substantive process. The acquisitions of Anzio

Apartments, Two Liberty Center, Ezlyn and Lakes at West Covina properties were accounted for as asset acquisitions because substantially all of the fair value was concentrated in the land, buildings and related intangible assets.

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

The Company reviews its real estate portfolio on a periodic basis to ascertain if there are any indicators of impairment in the carrying values of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, the Company performs a recoverability analysis that compares future undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. As of March 31, 2020, the Company had not identified any indicators of impairment with respect to its real estate portfolio.

Investments in Real Estate-Related Loans and Securities

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

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms, including consideration of the underlying collateral value. As of March 31, 2020, each of the Company’s real-estate related loans was performing in accordance with its contractual terms and management has not established an allowance for loan losses.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020. However uncertainty over the ultimate impact COVID-19 will have on the global economy and the Company’s business makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.

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
Restricted Cash
As of March 31, 2020, restricted cash of $4.4 million consisted of $3.4 million for construction reserves, $0.3 million of security deposits and $0.7 million for real estate taxes. As of December 31, 2019, restricted cash of $0.7 million consisted of $0.1 million for construction reserves, $0.2 million of security deposits and $0.4 million for real estate taxes.

Deferred Charges
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
Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.  The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. When the Company enters into a derivative contract, it may or may not elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied. Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but do not utilize hedge accounting. These financial instruments may include interest-rate swaps and other derivative contracts. As of March 31, 2020, the Company had one interest rate swap contract, which is accounted for as a freestanding derivative and changes in fair value are recorded in current-period earnings.

Non-Controlling Interests

Non-controlling interests of $6,299,046 as of March 31, 2020 represent interests held by TruAmerica, Hines, Holland and Waterford, our joint venture partners in Anzio Apartments, Two Liberty Center, Ezlyn and Lakes at West Covina, respectively. Non-controlling interests of $5,348,012 as of December 31, 2019 represent interests held by TruAmerica, Hines and Holland, our joint venture partners in Anzio Apartments, Two Liberty Center and Ezlyn, respectively.

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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and other receivables, accounts payable, accrued liabilities and other liabilities approximate fair value because of the short-term nature of these instruments and falls under the Level 2 hierarchy. The estimated fair values of the Company's real estate-related loan, mortgage loan and line of credit approximate their fair values since they bear interest at floating rates and were recently originated and falls under the Level 2 hierarchy. The Company's derivative is classified as Level 2 and its fair value is derived from estimated values obtained from observable market data for similar instruments.

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

As of March 31, 2020, the Company’s $22.4 million of investments in CMBS were classified as Level 2.

Valuation of assets measured at fair value

The Company elected the fair value option for its investments in commercial mortgage backed securities ("CMBS"). As such, any unrealized gains or losses on its investments in CMBS are recorded as a component of unrealized gains or losses on the investments on the Consolidated Statements of Operations. The Company determines the fair value of its CMBS utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.

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

Organization and Offering Expenses
As of March 31, 2020 and December 31, 2019, the Adviser and its affiliates had incurred approximately $5.1 million of organization and offering expenses on our behalf, which were reimbursable only if we broke escrow for our Offering. On December 6, 2019, the date on which we broke escrow for our Offering, the Company accrued approximately $0.9 million of organization expenses and $4.2 million of offering expenses payable to the Adviser, which will be reimbursed ratably over a 60 month period beginning on December 6, 2020, the first anniversary of the date we broke escrow for our Offering.
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

Diluted EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities. We include unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three months ended March 31, 2020 and March 31, 2019, there were no dilutive common stock equivalents as the Company incurred net losses for each period.

Segment Reporting

The Company operates in three reportable segments: multifamily properties, office properties and real estate-related loans and securities. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

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

4. Investments in Real Estate

As of March 31, 2020 and December 31, 2019, investments in real estate, net, consisted of the following:

	March 31, 2020	December 31, 2019
Building and building improvements	$226,651,697	$199,478,457
Land	24,081,716	19,667,140
Tenant improvements	8,739,941	4,314,057
Furniture, fixtures and equipment	2,778,415	2,749,914
Accumulated depreciation	(4,999,352)	(2,865,137)
Investments in real estate, net	$257,252,417	$223,344,431

On February 14, 2020, the Company partnered with Waterford Property Company (“Waterford”) through a joint venture (the “Lakes Joint Venture”) to acquire a fee simple interest in Lakes at West Covina (the “Lakes”), a four story, two building office complex located in West Covina, California, for $40.9 million (exclusive of closing costs). The Lakes Joint Venture acquired the Lakes through a combination of $27.9 million of property-level debt from Wells Fargo Bank, N.A. and equity of $16.6 million funded from the Lakes Joint Venture (consisting of $15.7 million funded by the Company and $0.8 million funded by Waterford). Neither Waterford nor the seller of the Lakes are affiliates of the Company or its sponsor.
During 2019, the Company, through 3 joint ventures, purchased Anzio Apartments (the Anzio Apartments), a multifamily asset located in Lawrenceville, Georgia, for $59.2 million (excluding closing costs), Two Liberty Center (the “Two Liberty Center”), a class “A” office asset located in Ballston, Virginia, for $91.2 million (excluding closing costs), and Ezlyn (the “Ezlyn”), a multifamily asset located in Westminster, Colorado for $81.3 million (exclusive of closing costs).

The following table summarizes the purchase price allocation of the property acquired during the three months ended March 31, 2020:

Lakes at West Covina
Building and building improvements	$26,806,026
Land	4,414,576
Tenant improvements	4,205,936
In-place lease intangibles	3,909,726
Lease origination costs	1,726,732
Above-market lease intangibles	5,753
Below-market lease intangibles	(44,030)
Total purchase price(1)	$41,024,719

(1)	Purchase price is inclusive of closing costs.

5. Intangibles

The Company recorded in-place lease and above and below market lease intangibles as a result of its property acquisitions during the three months ended March 31, 2020. The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of March 31, 2020 and December 31, 2019:

Intangible assets:	March 31, 2020	December 31, 2019
In-place lease intangibles	$10,377,387	$6,467,661
Lease origination costs	3,644,763	1,867,804
Lease inducements	1,708,038	1,291,027
Above-market lease intangibles	64,338	58,585
Total intangible assets	15,794,526	9,685,077
Accumulated amortization:
In-place lease intangibles	(3,181,480)	(2,015,770)
Lease origination costs	(221,093)	(131,353)
Lease inducements	(105,084)	(59,820)
Above-market lease intangibles	(43,659)	(24,647)
Total accumulated amortization	(3,551,316)	(2,231,590)
Intangible assets, net	$12,243,210	$7,453,487

Intangible liabilities:
Below-market lease intangibles	$(115,628)	$(71,598)
Accumulated amortization	24,284	14,439
Intangible liabilities, net	$(91,344)	$(57,159)

The weighted average amortization periods of the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles is 41 months.

The following table details the Company's future amortization of intangible assets:

Amortization
For the remainder of 2020	$2,936,608
2021	2,383,359
2022	2,079,746
2023	1,621,672
2024	1,193,934
Thereafter	2,027,891
Total	$12,243,210

6. Investments in Real Estate-Related Loans and Securities

During the three months ended March 31, 2020, the Company invested $23.7 million into floating-rate CMBS, which were collateralized by pools of commercial real estate debt. For the three months ended March 31, 2020, the Company recognized $0.1 million of interest income related to such floating-rate CMBS. There was no interest income recognized during the three months ended March 31, 2019 as the Company did not hold any floating-rate CMBS in prior years. The COVID-19 pandemic caused significant market volatility in March 2020, causing a broad-based market decline impacting the unrealized value of certain of the Company’s CMBS.

The following table details the Company's floating-rate CMBS as of March 31, 2020:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Cost	Unrealized Gain / (Loss)(2)	Carrying Amount
BX 2020 BXLP G	International Markets Center and AmericasMart Atlanta	L+2.50%	12/15/29	Principal due at maturity	$10,827,000	$10,827,000	$(886,731)	$9,940,269
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	4,000,000	4,004,955	(309,355)	3,695,600
BXMT 2020 FL 2	International Markets Center and AmericasMart Atlanta	L+1.95%	2/16/37	Principal due at maturity	4,000,000	4,000,000	(345,200)	3,654,800
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	3,700,000	2,494,993	11,760	2,506,753
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	1,998,000	1,399,565	101,555	1,501,120
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	1,550,000	999,750	132,197	1,131,947
					$26,075,000	$23,726,263	$(1,295,774)	$22,430,489

(1)
The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of March 31, 2020 and December 31, 2019, one-month LIBOR was equal to 0.99% and 1.76%, respectively.

(2)	Unrealized gain/loss on floating rate debt security investments are determined using price quotations provided by independent third party valuation firms.

The following table details the Company's real estate-related loan investments as of March 31, 2020 and December 31, 2019:

						As of March 31, 2020
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2020	Principal due at maturity	$1.525 billion(3)	$25,000,000	$(191,492)	$24,808,508
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(313,393)	24,686,607
						$50,000,000	$(504,885)	$49,495,115

						As of December 31, 2019
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2020	Principal due at maturity	$1.525 billion(3)	$25,000,000	$(367,510)	$24,632,490
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(334,691)	24,665,309
						$50,000,000	$(702,201)	$49,297,799

(1)
The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of March 31, 2020 and December 31, 2019, one-month LIBOR was equal to 0.99% and 1.76%, respectively.

(2)	Neither investment is subject to delinquent principal or interest as of March 31, 2020 or December 31, 2019.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
(4)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.

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

The Atlantis Mezzanine Loan matures in July 2020 with five 12-month extension options for the borrower, provided there has not been an event of default. The Atlantis Mezzanine Loan bears interest at a floating rate of 6.67% over the one-month London Interbank Offered Rate ("LIBOR"), subject to an interest rate increase in the event the borrower exercises its fourth 12-month extension.

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

7. Accounts and Other Receivables and Other Assets
The following table summarizes the components of accounts and other receivables and other assets as of March 31, 2020 and December 31, 2019:

Receivables	March 31, 2020	December 31, 2019
Accounts receivable	$634,882	$1,097,446
Straight-line rent receivable	745,751	407,475
Interest receivable	301,922	264,525
Total accounts and other receivables, net	$1,682,555	$1,769,446

Other assets	March 31, 2020	December 31, 2019
Deposits	$474,051	$500,000
Prepaid expenses	644,949	67,777
Capitalized fees, net	2,964	2,848
Total other assets	$1,121,964	$570,625

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Subscriptions received in advance	$—	$70,000
Real estate taxes payable	1,015,132	391,519
Accounts payable and accrued expenses	1,904,607	1,222,942
Prepaid rent	271,424	637,233
Accrued interest expense	397,463	298,884
Tenant security deposits	795,372	620,814
Derivative(1)	504,920	—
Distribution payable	549,408	339,337
Investor redemptions	1,393,315	$—
Total accounts payable, accrued expenses and other liabilities	$6,831,641	$3,580,729

(1)
This derivative relates to an interest rate swap on the Two Liberty mortgage loan. The notional amount of the swap is $33,800,000. Two Liberty receives a floating rate of 1 month USD LIBOR and pays a fixed rate of 0.7225%.

9. Mortgage Loans

In connection with the acquisition of the Lakes property, the Lakes Joint Venture obtained a $27.9 million mortgage loan from the Bank of America, N.A. (Bank of America). The mortgage loan is secured by the Lakes and bears interest at a rate of LIBOR plus a spread of 155 basis points, payable as interest-only. The term of the mortgage loan is 60 months and amounts prepaid under the mortgage loan are not subject to penalty. The mortgage loan is subject to customary terms and conditions.

The following table summarizes the Company's mortgage loans:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	March 31, 2020	December 31, 2019
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan(2)	L + 1.50%	August 2024	61,971,000	61,971,000
Ezlyn mortgage loan	3.38%	December 2026	53,040,000	53,040,000
Lakes mortgage loan(2)	L + 1.55%	February 2025	27,900,000	—
Total mortgage loans			187,311,000	159,411,000
Less: deferred financing costs, net			(1,245,000)	(934,146)
Mortgage loans, net			$186,066,000	$158,476,854

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of March 31, 2020 and December 31, 2019, one-month LIBOR was equal to 0.99% and 1.76%, respectively.
(2)
The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of March 31, 2020.

The following table presents the future principal payments due under the Company's mortgage loans as of March 31, 2020:

Year	Amount
For the remainder of 2020	$—
2021	—
2022	—
2023	—
2024	61,971,000
Thereafter	125,340,000
Total	$187,311,000

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
Line of Credit
On March 24, 2020, the Company's Board of Directors approved a discretionary, unsecured, uncommitted line of credit with an affiliate of Oaktree, pursuant to which the Company may borrow up to $125 million at an interest rate equal to the then-current interest rate offered by an unaffiliated third-party lender or, if no such rate is available, LIBOR plus 2.25%.
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

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of March 31, 2020, the Company had not retained an affiliate of the Adviser for any such services.
Performance Participation Allocation
The Company will pay the Adviser a performance fee equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount (each term as defined in the advisory agreement) and a high water mark, with a catch-up. Such performance fee will be made annually and accrue monthly. For the three months ended March 31, 2020 and March 31, 2019, the Company accrued performance fees of $811,650 and $0, respectively. Payment of the performance fees are deferred until December 2020.
Due to Affiliates

Due to affiliates of $6,827,600 as of March 31, 2020 consisted of $683,432 due to Oaktree for reimbursement of operating expenses, $5,131,869 due to Oaktree for reimbursement of organizational and offering costs, and $1,012,299 due to Oaktree for performance incentive fees. Due to affiliates of $5,953,312 as of December 31, 2019 consisted of $679,340 due to Oaktree for reimbursement of operating expenses, $5,073,322 due to Oaktree for reimbursement of organizational and offering costs, and $200,649 due to Oaktree for performance incentive fees.

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
As of March 31, 2020 and December 31, 2019, the Company had authority to issue 1,050,000,000 shares, consisting of the following:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	250,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000
Common Stock
The following tables detail the movement in the Company's outstanding shares of common stock:

	Class S	Class I	Class T	Class D	Total
December 31, 2019	5,851,600	9,145,617	—	—	14,997,217
Common stock issued	3,005,959	32,309	—	—	3,038,268
Distribution reinvestments	28,510	1,828	—	—	30,338
Independent directors' restricted stock vested(1)	—	5,750	—	—	5,750
Stock redemptions	(40,271)	—	—	—	(40,271)
March 31, 2020	8,845,798	9,185,504	—	—	18,031,302

(1)
The directors' vested restricted stock represents $127,500 of the annual compensation paid to the independent directors since inception. The restricted stock is amortized over the one-year service period of such stock grants.

Distributions

Beginning December 31, 2019, the Company declared monthly distributions for each class of its common stock, which are generally paid 20 days after month-end. Each class of the Company's common stock received the same aggregate gross distribution per share, which was $0.1226 per share as of March 31, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes as of March 31, 2020:

Declaration Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 30, 2020	$0.0222	$0.0294	$—	$—
February 27, 2020	$0.0272	$0.0341	$—	$—
March 30, 2020	$0.0267	$0.0341	$—	$—
Total	$0.0761	$0.0976	$—	$—

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

13. Segment Reporting

The Company operates in three reportable segments: multifamily properties, office properties, real estate-related loans and securities. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment:

	March 31, 2020	December 31, 2019
Multifamily	$140,588,730	$140,841,295
Office	137,481,757	93,629,245
Real estate related loans and securities	71,925,604	49,297,799
Other (Corporate)	22,196,703	29,717,653
Total assets	$372,192,794	$313,485,992

The following table sets forth the financial results by segment for the three months ended March 31, 2020:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$2,666,821	$2,747,240	$—	$5,414,061
Other revenues	142,627	184,123	—	326,750
Total revenues	2,809,448	2,931,363	—	5,740,811

Expenses:
Rental property operating	1,018,302	998,300	—	2,016,602
Total expenses	1,018,302	998,300	—	2,016,602
Income from real estate-related loans and securities	—	—	1,353,627	1,353,627
Unrealized loss on investments	—	504,920	1,295,774	1,800,694
Segment net operating income	$1,791,146	$1,428,143	$57,853	$3,277,142

Depreciation and amortization	$1,853,002	$1,536,663	$—	$3,389,665
General and administrative expenses				650,579
Performance participation allocation				811,650
Interest expense				1,416,287
Net loss				(2,991,039)
Net loss attributable to non-controlling interests				104,594
Net loss attributable to stockholders				$(2,886,445)

14. Subsequent Events
The Company has evaluated events from March 31, 2020 through the date the financial statements were issued.
Investments
Subsequent to March 31, 2020, the Company purchased an aggregate of $7 million of floating-rate CMBS.
Status of the Offering
As of May 15, 2020, the Company had sold an aggregate of 19,010,739 shares of its common stock (consisting of 10,176,717 Class S shares and 8,834,022 Class I shares) in the Offering resulting in net proceeds of $190,882,470 million to the Company as payment for such shares.
Distributions
Subsequent to March 31, 2020, the Company declared distributions as follows:

Record Date	Class S	Class I	Class T	Class D
April 30, 2020	$0.0344	$0.0344	—	—

COVID-19
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and across its portfolio, including how it will impact its tenants. While the Company did not experience significant disruptions during the there months ended March 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
In April, the Company received certain rent relief requests, predominately in the form or rent deferral requests, as a result of COVID-19. The Company is carefully evaluating each tenant rent relief request on an individual basis, considering a number of of factors. Not all tenant requests will ultimately result in modification agreements, and (to the extent practical) the Company is not foregoing its contractual rights under its lease agreements. As of April 30, 2020, the Company had collected 93% of rent from its multifamily tenants and approximately 3% of its multifamily tenants were under payment plans. Additionally, the Company had collected 87% of rent from its office tenants while five of its forty-nine office tenants had requested some form of rent relief. Current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The Company will continue to work closely with our impacted tenants to address their concerns on a case-by-case basis, seeking solutions that address immediate cash flow interruptions while maintaining long term lease obligations. The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and the Company is actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

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
Forward-Looking Statements
Statements contained in this Form 10-Q that are not historical facts are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-223022), as amended, under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as updated in Part II. Item 1A Risk Factors of this Form 10-Q and elsewhere in this Form 10-Q, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.
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
As of March 31, 2020, we own and operate four investments in real estate, two investments in real estate-related loans and six short-term real estate debt-related securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related loans. We expect that COVID-19 may result in rent defaults, deferrals or collection issues for our properties and could also adversely affect our ability to obtain financing for future investments on attractive terms, either of which would negatively impact our results of operations and liquidity. The economic effects of COVID-19 may also result in future write-downs of the fair value of our real properties or real estate debt investments, which would negatively impact our net asset value.

COVID-19

The global outbreak of a new strain of coronavirus known as COVID-19 has been declared a pandemic. This outbreak continues to adversely impact global commercial activity and has contributed to significant uncertainty and volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, shelter in place orders, restrictions on travel, and limiting operations of non-essential businesses in an effort to flatten the infection curve and relieve stress on local healthcare systems. Among other effects, these actions are creating a disruption in global supply chains, a reduction in purchases by consumers, significantly increased unemployment, a demand shock in oil prices and adversely impacting a number of industries directly, such as transportation, hospitality and entertainment. The outbreak is expected to have a continued adverse impact on economic and market conditions and to trigger a period of global economic slowdown with no known duration. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the novel coronavirus at this time is unknown. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to occupancy results of operations or market values of our properties, increased costs of operations, increased risk of defaults in its portfolio of real estate debt investments, decreased availability of financing arrangements, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact the novel coronavirus will have on our financial results at this time.

We expect that COVID-19 will result in rent defaults, deferrals or collection issues for our properties and could also adversely affect our ability to obtain financing for future investments on attractive terms or at all, either of which would negatively impact our results of operations and liquidity. The economic effects of COVID-19 may also result in future write-downs of the fair value of our real properties or real estate-related debt investments, which would negatively impact our net asset value.

Portfolio Highlights

As of March 31, 2020, our portfolio consisted of $351 million in total fair market value, split 42%, 40% and 18% across multifamily, office and real estate-related debt investments, respectively. We believe our liquidity position remains strong, and with a modest leverage ratio of 45% and no outstanding borrowings against any of our debt positions, we were able to opportunistically acquire several real estate-related debt securities when prices traded off meaningfully in March. As of March 31, 2020, our cash and tradable securities portfolio represented 12% and 12% of ending net asset value, respectively.

We continue to believe in the long-term value of real estate, specifically our defensible holdings.  While it is premature for us to express a definitive perspective on the level of impact the COVID-19 crisis will have on our existing portfolio or specific markets, we believe our opportunistic approach, extensive investment experience, and wherewithal will help guide us through this market disruption.

Despite ongoing economic disruption, we collected over 92% of rent and interest income for April 2020 compared to 97% the prior month, and thus far May is trending on pace with April collections. Provided below is a further breakdown of key statistics and portfolio developments as of April 30, 2020.

Multifamily Property Investments

•	Percent leased: 93%

•	Rent collection: 94% for April vs. 93% the prior month

•	Payment plans: 3% of tenants

Office Property Investments

•	Percent leased: 88%

•	Rent collection: 87% for April vs. 99% the prior month, with 8% of the uncollected amount for April coming from a single tenant with who we are negotiating a temporary rent deferral plan

•	Rent relief requests: 5 out of 49 total tenants

•	Weighted average remaining lease term: 5.0 years

•	Near-term rollover: all potential renewal activity has been resolved through 2020, and only 5% of total square footage expires in 2021

Real Estate-related Debt Investments

•
The Atlantis property for our Atlantis Mezzanine Loan has suspended operations and we expect that COVID-19 will have a significant impact on the IMC/AMC property underlying our IMC/AMC Bond Investment, however, we believe both of these investments benefit from strong sponsorship and being senior to significant equity value in the capital structure.

•	Interest income collection: 100% for March, April and May

•	Indebtedness secured by our real estate-related debt investments: none

Q1 2020 Highlights
Operating Results:

•	Raised $30.4 million of net proceeds from our Offering

•	Issued 3,038,268 shares of common stock consisting of 3,005,959 Class S and 32,309 Class I shares

•	Reinvested dividends of $0.3 million

•	Declared distributions of $0.0294, $0.0341 and $0.0341 per share on January 30, 2020, February 27, 2020 and March 30, 2020, respectively.
Investments:

•	In February 2020, we acquired the Lakes, a four story, two building office complex located in West Covina, California, for $40.9 million

•	Invested $23.7 million into floating-rate commercial mortgage backed securities, which were collateralized by pools of commercial real estate debt.
Financings:

•	Obtained a $27.9 million mortgage loan in conjunction with our Lakes at West Covina (the "Lakes") acquisition.

Portfolio
Real Estate
The following table provides information regarding our portfolio of real properties as of March 31, 2020:

Investment	Location	Type	Acquisition Date	Ownership Percentage(1)	Amortized Cost Basis	Square Feet / Number of Units	Occupancy Rate(2)
Anzio Apartments	Georgia	Multifamily	April 2019	90.0%	$57,559,946	448	93.5%
Two Liberty Center	Virginia	Office	August 2019	96.5%	85,357,757	179,000	96.0%
Ezlyn	Colorado	Multifamily	December 2019	90.0%	79,100,481	332	94.0%
Lakes	California	Office	February 2020	95.0%	35,234,233	177,000	84.1%
Total					$257,252,417

(1)
Certain of the joint venture agreements entered into by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.

(2)	The occupancy rate is as of March 31, 2020

Investments in Real Estate-Related Loans and Securities

The following table details the Company's floating-rate commercial mortgage backed securities as of March 31, 2020:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Cost	Unrealized Gain / (Loss)(2)	Carrying Amount
BX 2020 BXLP G	International Markets Center and AmericasMart Atlanta	L+2.50%	12/15/29	Principal due at maturity	$10,827,000	$10,827,000	$(886,731)	$9,940,269
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	4,000,000	4,004,955	(309,355)	3,695,600
BXMT 2020 FL 2	International Markets Center and AmericasMart Atlanta	L+1.95%	2/16/37	Principal due at maturity	4,000,000	4,000,000	(345,200)	3,654,800
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	3,700,000	2,494,993	11,760	2,506,753
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	1,998,000	1,399,565	101,555	1,501,120
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	1,550,000	999,750	132,197	1,131,947
					$26,075,000	$23,726,263	$(1,295,774)	$22,430,489

(1)
The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of March 31, 2020 and December 31, 2019, one-month LIBOR was equal to 0.99% and 1.76%, respectively.

(2)	Unrealized gain/loss on floating rate debt security investments are determined using price quotations provided by independent third party valuation firms.

The following table details the Company's real estate-related loan investments as of March 31, 2020:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2020	Principal due at maturity	$1.525 billion(3)	$25,000,000	$(191,492)	$24,808,508
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(313,393)	24,686,607
						$50,000,000	$(504,885)	$49,495,115

(1)
The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of March 31, 2020 and December 31, 2019, one-month LIBOR was equal to 0.99% and 1.76%, respectively.

(2)	Neither investment is subject to delinquent principal or interest as of March 31, 2020 or December 31, 2019.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
(4)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.

Results of Operations

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and across its portfolio, including how it will impact its tenants. While the Company did not experience significant disruptions during the there months ended March 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
In April, the Company received certain rent relief requests, predominately in the form or rent deferral requests, as a result of COVID-19. The Company is carefully evaluating each tenant rent relief request on an individual basis, considering a number of of factors. Not all tenant requests will ultimately result in modification agreements, and (to the extent practical) the Company is not foregoing its contractual rights under its lease agreements. Current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. We will continue to work closely with our impacted tenants to address their concerns on a case-by-case basis, seeking solutions that address immediate cash flow interruptions while maintaining long term lease obligations. The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

Revenues

Revenues of $5,740,811 for the three months ended March 31, 2020 related to the Company's four properties and consisted of $5,079,059 of rental revenues, $335,002 of tenant reimbursements and $326,750 of ancillary income and fees. There were no comparable revenues for the three months ended March 31, 2019.

Rental Property Operating Expenses

Rental property operating expenses of $2,016,602 for the three months ended March 31, 2020 related to the Company's four properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense. There were no comparable rental property operating expenses for the three months ended March 31, 2019.

General and Administrative Expenses

General and administrative expenses of $650,579 for the three months ended March 31, 2020 consisted of legal fees, audit fees, professional tax fees, board of director fees and miscellaneous expenses. General and administrative expenses of $171,291 for the three months ended March 31, 2019 consisted of legal fees, audit fees and board of director fees.

Depreciation and Amortization

Depreciation and amortization expense of $3,389,665 for the three months ended March 31, 2020 related to the Company's four properties. There was no comparable depreciation and amortization expense for the three months ended March 31, 2019.

Income from Real Estate-Related Loans and Interest Income

Interest income of $1,353,627 for the three months ended March 31, 2020 related primarily to interest income earned on the Atlantis Mezzanine Loan of $525,538, interest earned on the IMC/AMC Bond Investment of $492,678, interest earned on floating-rate commercial mortgage backed securities of $107,512, interest earned on cash held in bank accounts of $27,547 and discount accretion of $200,352. Interest income of $856 for the three months ended March 31, 2019 related to cash held in bank accounts.

Interest Expense

Interest expense of $1,416,287 for the three months ended March 31, 2020 consisted of $1,370,691 of mortgage loan interest, and $45,596 of loan fee amortization. There was no comparable interest expense for the three months ended March 31, 2019.

Unrealized Loss on Investments

During the three months ended March 31, 2020, we recognized an unrealized loss of $1,800,694, primarily due to mark-to-market declines in the value of our CMBS due to market volatility related to COVID-19. We did not have any such investments or unrealized losses in the three months ended March 31, 2019.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests of $104,594 for the three months ended March 31, 2020 related to losses allocable to the interests held by the Company's joint venture partners in Anzio Apartments of $23,945, Two Liberty Center of $1,211, Ezlyn of $72,151 and Lakes of $7,287. There were no comparable non-controlling interests for the three months ended March 31, 2019.
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
As of March 31, 2020 and December 31, 2019, the Adviser and its affiliates had incurred approximately $5.1 million of organization and offering expenses on our behalf, which were reimbursable only if we broke escrow for our Offering. On December 6, 2019, the date on which we broke escrow for our Offering, the Company accrued approximately $0.9 million of organization expenses and $4.2 million of offering expenses payable to the Adviser, which will be reimbursed ratably over a 60 month period beginning on December 6, 2020, the first anniversary of the date we broke escrow for our Offering.
Organizational expenses are expensed as incurred and offering expenses are reflected as a reduction of additional paid-in capital as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. The economic effects of COVID-19 may make it more difficult for us to obtain financing for our investments on attractive terms or at all.
As of March 31, 2020, our indebtedness consisted of our mortgage loans secured by our real property investments.

The following table summarizes the Company's mortgage loans:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	March 31, 2020	December 31, 2019
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan(2)	L + 1.50%	August 2024	61,971,000	61,971,000
Ezlyn mortgage loan	3.38%	December 2026	53,040,000	53,040,000
Lakes mortgage loan(2)	L + 1.55%	February 2025	27,900,000	—
Total mortgage loans			187,311,000	159,411,000
Less: deferred financing costs, net			(1,245,000)	(934,146)
Mortgage loans, net			$186,066,000	$158,476,854

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of March 31, 2020 and December 31, 2019, one-month LIBOR was equal to 0.99% and 1.76%, respectively.
(2)
The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of March 31, 2020.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Cash flows provided by (used in) operating activities	$3,417,709	$(52,076)
Cash flows used in investing activities	(64,366,895)	—
Cash flows provided by financing activities	57,866,026	—
Net decrease in cash and cash equivalents and restricted cash	$(3,083,160)	$(52,076)
Cash flows provided by operating activities for the three months ended March 31, 2020 increased primarily due to timing of cash payments and receipts associated with our real estate operations.
Cash flows used in investing activities for the three months ended March 31, 2020 relates to our acquisition of real estate, real estate-related loans, commercial mortgage backed securities and capital improvements to our real estate.
Cash flows provided by financing activities for the three months ended March 31, 2020 relates to borrowings on mortgage loans for our asset acquisitions, proceeds from issuance of common stock and contributions from non-controlling interests.
For the three months ended March 31, 2019, we had not commenced our principal operations and as such, comparative results have not been analyzed.

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class T, Class D and Class I common stock. The following table provides a breakdown of the major components of our NAV as of March 31, 2020:

Components of NAV	March 31, 2020
Investments in real properties	$285,296,357
Investments in real estate-related loans and securities	65,950,486
Cash and cash equivalents	23,546,939
Restricted cash	4,420,105
Other assets	3,285,817
Debt obligations	(180,028,853)
Accrued performance fee(1)	(1,012,299)
Accrued stockholder servicing fees(2)	(65,127)
Distribution payable	(549,408)
Subscriptions received in advance	—
Other liabilities	(6,510,891)
Non-controlling interests in joint ventures	(8,448,149)
Net asset value(3)	$185,884,977
Number of shares outstanding	18,031,302

(1)	Includes accrued performance fee that became payable to the Adviser on March 31, 2020, for which, the Adviser has deferred receipt of until December 31, 2020.
(2)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers.

(3)
See Reconciliation of Stockholders’ equity to NAV below for an explanation of the difference between the $186 million of our NAV and the $166 million of our stockholders' equity under accounting principles generally accepted in the United States of America (“GAAP”).

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Total
Net asset value	$91,118,416	$94,766,561	$—	$—	$185,884,977
Number of shares outstanding	8,845,798	9,185,504	—	—	18,031,302
NAV Per Share as of March 31, 2020	$10.3008	$10.3170	$—	$—

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2020 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.97%	5.61%
Office	6.75%	6.00%

These assumptions are determined by the Adviser, and reviewed by our independent valuation adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Office Investment Values
Discount Rate	0.25% decrease	1.92%	1.94%
(weighted average)	0.25% increase	(1.92)%	(1.94)%
Exit Capitalization Rate	0.25% decrease	2.88%	3.17%
(weighted average)	0.25% increase	(2.74)%	(2.66)%
The following table reconciles stockholders' equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders' equity to NAV	March 31, 2020
Stockholders' equity under GAAP	$166,077,163
Adjustments:
Accrued stockholder servicing fee	65,127
Deferred rent	(745,751)
Organizational and offering costs	5,542,162
Commissions	465,420
Unrealized real estate appreciation and depreciation	7,522,923
Non-controlling interest	(951,034)
Accumulated amortization of discount	(616,991)
Accumulated depreciation and amortization	8,525,958
NAV	$185,884,977
The following details the adjustments to reconcile stockholders’ equity under GAAP to our NAV:

•
Accrued stockholder servicing fee represents the monthly cost of the stockholder servicing fee for Class S, shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.

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

Distributions

Beginning December 31, 2019, we declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Each class of our common stock received the same aggregate gross distribution per share, which was $0.1226 per share as of March 31, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes as of March 31, 2020:

Declaration Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
January 30, 2020	$0.0222	$0.0294	$—	$—
February 27, 2020	$0.0272	$0.0341	$—	$—
March 30, 2020	$0.0267	$0.0341	$—	$—
Total	$0.0761	$0.0976	$—	$—

The following table summarizes our distributions declared during the three months ended March 31, 2020:

	For the three months ended March 31, 2020
	Amount	Percentage
Distributions
Payable in cash	$1,178,326	79%
Reinvested in shares	307,267	21%
Total distributions	$1,485,593	100%

Sources of Distributions
Cash flows from operating activities	$1,178,326	100%
Offering proceeds	—
Total sources of distributions	$1,178,326	100%

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Cash flows from operating activities	3,417,709	(52,076)
Funds from Operations	257,289	—
Adjusted Funds from Operations	2,415,624	—
Funds Available for Distribution	2,250,297	—

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
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP supplemental disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) organization costs, (v) amortization of restricted stock awards, (vi) unrealized losses from changes in fair value of real estate-related loans and securities, (vii) non-cash performance participation allocation or other non-cash incentive compensation, and (viii) similar adjustments for unconsolidated joint ventures.
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
The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders:

For the three months ended March 31, 2020
Net loss attributable to stockholders	$(2,886,445)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	3,389,665
Amount attributed to non-controlling interests for above adjustments	(245,931)
FFO attributable to stockholders	257,289
Adjustments to arrive at AFFO:
Straight-line rental income	(338,276)
Amortization of above and below market lease intangibles and lease inducements	53,350
Amortization of mortgage premium/discount	(197,316)
Amortization of restricted stock awards	17,771
Unrealized loss from changes in fair values of real estate-related loans and securities	1,800,694
Non-cash performance participation allocation	811,650
Amount attributable to non-controlling interests for above adjustments	10,462
AFFO attributable to stockholders	2,415,624
Adjustments to arrive at FAD:
Stockholder servicing fees	(165,327)
FAD attributable to stockholders	$2,250,297

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Indebtedness
We expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of March 31, 2020, the outstanding principal balance of our variable rate indebtedness was $134.3 million and consisted of three mortgage loans.
Our mortgage loans are variable rate and indexed to the one-month and daily U.S. Dollar denominated LIBOR. For the three months ended March 31, 2020, a 10% increase in one-month and daily U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $0.05 million.
Investment in real estate-related loans and securities

As of March 31, 2020, we held $71.9 million of investments in two real estate-related loans and six commercial mortgage backed securities. Our investments are floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three months ended March 31, 2020, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.05 million.
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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, we were not involved in any legal proceedings.

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

In light of developments relating to the COVID-19 pandemic occurring subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, we are supplementing the risk factors discussed in our Annual Report with the following risk factor, which should be read in conjunction with the risk factors contained in our Annual Report.
The continuing spread of the novel coronavirus, which causes the viral disease known as COVID-19, may adversely affect our operations.
COVID-19
During the three months ended March 31, 2020, the global outbreak of a new strain of coronavirus known as COVID-19 has been declared a pandemic. This outbreak continues to adversely impact global commercial activity and has contributed to significant uncertainty and volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, shelter in place orders, restrictions on travel, and limiting operations of non-essential businesses in an effort to flatten the infection curve and relieve stress on local healthcare systems. Among other effects, these actions are creating a disruption in global supply chains, a reduction in purchases by consumers, significantly increased unemployment, a demand shock in oil prices and adversely impacting a number of industries directly, such as transportation, hospitality and entertainment. The outbreak is expected to have a continued adverse impact on economic and market conditions and to trigger a period of global economic slowdown with no known duration. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the novel coronavirus at this time is unknown. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to occupancy, results of operations or market values of the Company's properties, increased costs of operations, increased risk of defaults in its portfolio of real estate debt investments, decreased availability of financing arrangements, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.

The impacts of COVID-19 may reduce occupancy, increase the cost of operation or result in limited operations or necessitate the closure of our properties. In particular, our multifamily properties may be impacted by increasing unemployment and lost wages resulting from the pandemic. Our office properties may be impacted by tenant bankruptcies. Volatility in the real estate and broader securities markets may also impact the value of our real estate debt investments and the impacts of COVID-19 on operations of real estate generally could impact the ability of borrowers of real estate debt to meet their payment obligations. In addition, quarantines, temporary closures of businesses, states of emergencies and other measures taken to curb the spread of the coronavirus may negatively impact the ability of the Adviser, our other service providers or our properties to operate effectively, which may also adversely affect our operating results.The economic downturn resulting from COVID-19 could negatively impact our investments and operations, as well as our ability to make distributions to stockholders. The extent to which COVID-19 impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain the coronavirus or treat its impact, among others.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2020, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 10 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash or shares of common stock, in each case at the Adviser's election. The Adviser has agreed to waive its management fee for the first six months following the December 6, 2019 break escrow date for the Offering.
Use of Proceeds from Registered Securities
On April 30, 2018, our Registration Statement on Form S-11 (File No. 333-223022), covering our public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of March 31, 2020, we received net proceeds of $181.1 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Total
Offering proceeds:
Shares sold	8,845,798	9,185,504	—	—	18,031,302
Gross offering proceeds	$89,002,831	$92,051,165	$—	$—	$181,053,996
Stockholder servicing fee	(201,132)	—	—	—	(201,132)
Selling commissions and dealer manager fees	(465,420)	—	—	—	(465,420)
Offering costs	(2,290,492)	(2,368,942)	—	—	(4,659,434)
Net offering proceeds	$86,045,787	$89,682,223	$—	$—	$175,728,010

We primarily used the net proceeds from the Offering toward the acquisition of $272.6 million in real estate and $76.1 million of real estate-related loans and securities and the repayment of our line of credit with an affiliate of Oaktree. In addition to the net proceeds from the Offering, we financed our acquisitions with $187.3 million of financing secured by our investments in real estate. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on our borrowings.

Share Repurchases
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”) subject to certain limited exceptions. Settlements of share repurchases will be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.
The total amount of aggregate repurchases of Class S, Class T, Class D and Class I shares is limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.
Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.
 On September 11, 2019, the board of directors of the Company, including a majority of the independent directors, adopted an arrangement to repurchase any shares of the Company’s Class I common stock that Oaktree Fund GP I, L.P. (the “Oaktree Investor”), an affiliate of the Company’s sponsor, acquired prior to the breaking of escrow in the Offering. The board of directors approved the repurchase arrangement in recognition of the Oaktree Investor’s intent to subscribe for shares of the Company’s Class I common stock in an amount such that, together with all other subscriptions for the Company’s common stock, the escrow minimum offering amount was be satisfied. For the three months ended March 31, 2020, the Company did not repurchase shares from the Oaktree Investor.
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

During the three months ended March 31, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
January 2020	—	—	—	—	—
February 2020	—	—	—	—	—
March 2020	40,271	0.22%	$10.2187	—	—
Total	40,271	0.22%

(1)	None of the shares were repurchased from the Oaktree Investor.

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

OAKTREE REAL ESTATE INCOME TRUST, INC.

May 15, 2020	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)

May 15, 2020	/s/ Brian Grefsrud
Date	Brian Grefsrud
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)