Form 10-Q
period 2020-05-29
OAKTREE REAL ESTATE INCOME TRUST, INC.
filed 2020-05-29
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Oaktree Real Estate Income Trust, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 15, 2020 (the “Original 10-Q”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-Q.
We are filing revised exhibits solely in order to include in the certifications set forth in the Exhibits the language added to the introductory portion of paragraph 4 and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original 10-Q or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-Q. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment.

ITEM 6.    EXHIBITS

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