Form 10-Q
period 2020-06-30
OAKTREE REAL ESTATE INCOME TRUST, INC.
filed 2020-08-14
CIK 1713407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

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

The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of August 14, 2020 was 19,498,515, consisting of 8,168,032 Class I shares and 11,330,483 Class S shares.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oaktree Real Estate Income Trust, Inc.

Consolidated Balance Sheets

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments in real estate, net	$255,696,280	$223,344,431
Investments in real estate-related loans and securities, net	79,626,985	49,297,799
Intangible assets, net	10,934,050	7,453,487
Cash and cash equivalents	26,642,097	30,308,600
Restricted cash	3,977,492	741,604
Accounts and other receivables, net	2,039,578	1,769,446
Other assets	1,215,951	570,625

Total Assets	$380,132,433	$313,485,992

Liabilities and Equity
Mortgage loans, net	$186,121,165	$158,476,854
Due to affiliates	7,010,212	5,953,312
Intangible liabilities, net	82,286	57,159
Accounts payable, accrued expenses and other liabilities	7,093,152	3,580,729
Commitments and contingencies (Note 12)	—	—

Total Liabilities	200,306,815	168,068,054
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 18,916,995 and 14,997,217 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	189,169	149,972
Additional paid-in capital	184,693,174	145,350,064
Accumulated deficit	(10,918,894)	(5,430,110)

Total Stockholders’ Equity	173,963,449	140,069,926
Non-controlling interests attributable to third party joint ventures	5,862,169	5,348,012

Total Equity	179,825,618	145,417,938

Total Liabilities and Stockholders’ Equity	$380,132,433	$313,485,992

See accompanying notes to financial statements.

The following table presents the assets and liabilities of investments consolidated as a variable interest entities for which the Company is determined to be the primary beneficiary.

	June 30, 2020	December 31, 2019
Assets
Investments in real estate, net	$255,696,280	$223,344,341
Intangible assets, net	10,934,050	7,453,487
Cash and cash equivalents	1,971,073	1,629,776
Restricted cash	3,977,492	741,604
Accounts and other receivables, net	1,726,966	1,097,447
Other assets	829,336	133,795

Total Assets	$275,135,197	$234,400,450

Liabilities
Mortgage loans, net	$186,121,165	$158,476,854
Intangible liabilities, net	82,286	57,159
Accounts payable, accrued expenses and other liabilities	3,085,127	2,802,865

Total Liabilities	$189,288,578	$161,336,878

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.

Consolidated Statements of Operations (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues
Rental revenues	$5,945,332	$1,191,314	$11,359,393	$1,191,314
Other revenues	258,688	37,408	585,438	37,408

Total revenues	6,204,020	1,228,722	11,944,831	1,228,722
Expenses
Rental property operating	2,470,155	480,372	4,486,759	480,372
General and administrative expenses	739,397	278,107	1,389,976	449,398
Base management fee	130,990	—	130,990	—
Performance fee	186,679	—	998,328	—
Depreciation and amortization	3,776,152	1,043,275	7,165,817	1,043,275

Total expenses	7,303,373	1,801,754	14,171,870	1,973,045
Other (expense) income
Income from real estate-related loans and securities	1,338,053	140,532	2,691,680	141,388
Interest expense	(1,206,036)	(683,797)	(2,622,323)	(683,797)
Unrealized gain (loss) on investments	1,537,626	—	(263,067)	—

Total other (expense) income	1,669,643	(543,265)	(193,710)	(542,409)

Net income (loss)	570,290	(1,116,297)	(2,420,749)	(1,286,732)
Net (income) loss attributable to non-controlling interests	110,054	71,534	214,648	71,534

Net income (loss) attributable to stockholders	$680,344	$(1,044,763)	$(2,206,101)	$(1,215,198)

Net gain (loss) per share of common stock - basic and diluted	$0.04	$(38.69)	$(0.12)	$(50.66)

Weighted average number of shares outstanding - basic and diluted	18,788,608	27,000	17,811,014	23,989

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

	For the Three and Six Months Ended June 30, 2019
	Par Value
	Shares	Common Stock	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Non -controlling Interests	Total Equity
Balance at December 31, 2018	20,000	$—	$200	$—	$—	$—	$250,038	$(367,895)	$(117,657)	$—	$(117,657)
Share-based compensation	7,000	—	70	—	—	—	21,019	—	21,089	—	21,089
Net loss	—	—	—	—	—	—	—	(170,435)	(170,435)	—	(170,435)

Balance at March 31, 2019	27,000	$—	$270	$—	$—	$—	$271,057	$(538,330)	$(267,003)	$—	$(267,003)

Share-based compensation	—	$—	$—	$—	$—	$—	$17,644	$—	$17,644	$—	$17,644
Contributions	—	—	—	—	—	—	—	—	—	1,657,500	1,657,500
Distributions	—	—	—	—	—	—	—	—	—	(24,114)	(24,114)
Net loss	—	—	—	—	—	—	—	(1,044,763)	(1,044,763)	(71,534)	(1,116,297)

Balance at June 30, 2019	27,000	$—	$270	$—	$—	$—	$288,701	$(1,583,093)	$(1,294,122)	$1,561,852	$267,730

	For the Three and Six Months Ended June 30, 2020
	Par Value
	Shares	Common Stock	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2019	14,997,217	$—	$91,456	$58,516	$—	$—	$145,350,064	$(5,430,110)	$140,069,926	$5,348,012	$145,417,938
Share-based compensation	5,750	—	58	—	—	—	17,713	—	17,771	—	17,771
Distribution reinvestments	30,338	—	18	285	—	—	306,964	—	307,267	—	307,267
Class I common stock issued	32,309	—	323	—	—	—	324,677	—	325,000	—	325,000
Class S common stock issued	3,005,959	—	—	30,060	—	—	30,541,025	—	30,571,085	—	30,571,085
Contributions	—	—	—	—	—	—	—	—	—	1,147,187	1,147,187
Distributions	—	—	—	—	—	—	—	(1,485,593)	(1,485,593)	(91,559)	(1,577,152)
Redemptions	(40,271)	—	—	(403)	—	—	(390,534)	—	(390,937)	—	(390,937)
Offering Costs	—	—	—	—	—	—	(450,911)	—	(450,911)	—	(450,911)
Net loss	—	—	—	—	—	—		(2,886,445)	(2,886,445)	(104,594)	(2,991,039)

Balance at March 31, 2020	18,031,302	$—	$91,855	$88,458	$—	$—	$175,698,998	$(9,802,148)	$166,077,163	$6,299,046	$172,376,209

Share-based compensation	—	$—	$—	$—	$—	$—	$18,239	$—	$18,239	$—	$18,239
Distribution reinvestments	51,548	—	23	492	—	—	526,388	—	526,903	—	526,903
Class I common stock issued	19,541	—	195	—	—	—	199,805	—	200,000	—	200,000
Class S common stock issued	1,743,322	—	—	17,433	—	—	17,926,992	—	17,944,425	—	17,944,425
Contributions	—	—	—	—	—	—	—	—	—	31,196	31,196
Distributions	—	—	—	—	—	—	—	(1,797,090)	(1,797,090)	(358,019)	(2,155,109)
Redemptions	(928,718)	—	(9,033)	(254)	—	—	(9,271,914)	—	(9,281,201)	—	(9,281,201)
Offering Costs	—	—	—	—	—	—	(405,334)	—	(405,334)	—	(405,334)
Net loss	—	—	—	—	—	—	—	680,344	680,344	(110,054)	570,290

Balance at June 30, 2020	18,916,995	$—	$83,040	$106,129	$—	$—	$184,693,174	$(10,918,894)	$173,963,449	$5,862,169	$179,825,618

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(2,420,749)	$(1,286,732)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,165,817	469,945
Amortization of above and below market leases and lease inducements	146,652	573,330
Amortization of restricted stock grants	36,010	38,733
Amortization of deferred financing costs	100,762	7,029
Amortization of discount	(394,633)	(32,882)
Unrealized loss on investments	263,067	—
Changes in assets and liabilities:
Increase in other assets	(645,326)	(51,029)
Increase in accounts and other receivables	(270,132)	(196,506)
Increase in accounts payable, accrued expenses and other liabilities	2,412,936	726,716
Increase in due to affiliates	1,056,900	455,968

Net cash provided by operating activities	7,451,304	704,572

Cash flows from investing activities:
Acquisition of real estate	(41,024,719)	(59,785,956)
Purchase of real estate-related loans and securities	(29,413,318)	(24,243,703)
Building improvements	(2,095,032)	(21,039)

Net cash used in investing activities	(72,533,069)	(84,050,698)

Cash flows from financing activities:
Borrowings from mortgage loans	27,900,000	44,400,000
Proceeds from affiliate line of credit	—	41,511,958
Proceeds from issuance of common stock	49,040,510	—
Redemptions of common stock	(9,672,139)	—
Payment of offering costs	(822,612)	—
Distributions	(2,166,964)	—
Payment of deferred financing costs	(356,450)	(318,870)
Distributions to non-controlling interests	(191,274)	(24,114)
Contributions from non-controlling interests	920,079	1,657,500

Net cash provided by financing activities	64,651,150	87,226,474

Net change in cash and cash-equivalents and restricted cash	(430,615)	3,880,348
Cash and cash-equivalents and restricted cash, beginning of period	31,050,204	183,454

Cash and cash-equivalents and restricted cash, end of period	$30,619,589	$4,063,802

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash and cash equivalents	$26,642,097	$3,184,670
Restricted cash	3,977,492	879,132

Total cash and cash equivalents and restricted cash	$30,619,589	$4,063,802

Supplemental disclosures:
Interest paid	$2,503,190	$535,039

Non-cash investing and financing activities:
Accrued distributions	$620,886	$—

Accrued stockholder servicing fee	$75,626	$—

Accrued offering costs	$4,747,482	$—

Distributions reinvested	$834,172	$—

Accrued redemptions	$1,915,082	$—

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Business Purpose

Oaktree Real Estate Income Trust, Inc. (the “Company”) was formed on July 27, 2017 as a Maryland corporation and intends to maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company seeks to invest primarily in well-located, high quality commercial real estate assets that generate strong current cash flow and could further appreciate in value through moderate leasing and repositioning strategies. Moreover, to a lesser extent, the Company invests in real estate-related investments, including private loans and traded real estate-related securities that will help maintain liquidity. The Company is externally managed by Oaktree Fund Advisors, LLC (the “Adviser”), an affiliate of Oaktree Capital Management, L.P. On January 9, 2018, the Company was capitalized with a $200,000 investment by an affiliate of the Adviser.

The Company has registered with the Securities and Exchange Commission, (the “SEC”), an offering of up to $1,600,000,000 in shares in its primary offering and up to $400,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company is selling any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees.

As of December 6, 2019, the Company had satisfied the minimum offering requirement and the Company’s board of directors had authorized the release of proceeds from escrow. As of such date, the escrow agent released gross proceeds of approximately $150.0 million (including approximately $86.9 million that was funded by Oaktree Fund GP I, L.P. ) to the Company in connection with the sale of shares of the Company’s common stock. The purchase price per share for each class of common stock in the Offering will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

As of June 30, 2020, the Company owned four investments in real estate, two investments in real estate-related loans and eight investments in floating-rate commercial mortgage backed securities (“CMBS”).

2. Capitalization

As of June 30, 2020, the Company was authorized to issue up to 1,000,000,000 shares of common stock. On April 11, 2018, the Company amended and restated its charter to authorize the following classes of common stock:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	250,000,000	$0.01
Class I common stock	250,000,000	$0.01

	1,050,000,000

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other future period.

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

If an entity is determined to be a VIE, the Company evaluates whether it is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. The Company consolidates a VIE if it has both power and benefits—that is, (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Company consolidates all VIEs for which it is the primary beneficiary, including the Company’s joint ventures with TruAmerica Multifamily, LLC (“TruAmerica”), Hines Interests Limited Partnership (“Hines”), Holland Partner Group (“Holland”) and Waterford Property Company (“Waterford”) to hold the Anzio Apartments, Two Liberty Center, Ezlyn and Lakes at West Covina properties, respectively (see Note 4). As of June 30, 2020, the total assets and liabilities of the Company’s consolidated VIEs, were $275.1 million and $189.3 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets. For each of our Company’s consolidated VIEs, certain assets are pledged as collateral for specific obligations of the VIE. There are no creditors or other partners of the Company’s consolidated VIEs that have recourse to its general credit. The Company’s maximum exposure to the Company’s consolidated VIEs is limited to the Company’s variable interests in each VIE.

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

COVID-19

During the six months ended June 30, 2020, the global outbreak of a new strain of coronavirus known as COVID-19 has been declared a pandemic. This outbreak continues to adversely impact global commercial activity and has contributed to significant uncertainty and volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and has spread around the world with many countries and other jurisdictions instituting quarantines, shelter in place orders, restrictions on travel, and limiting significantly operations of non-essential businesses in an effort to reduce the spread of infection. Among other effects, these actions have created a disruption in global supply chains, a reduction in purchases by consumers, significantly increased unemployment, a demand shock in oil prices and have adversely impacted a number of industries directly, such as transportation, hospitality and entertainment. The outbreak is expected to have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown with no known duration.

The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the novel coronavirus at this time is unknown. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as negative impact to occupancy, rent collections, results of operations or market values of the Company’s properties, increased costs of operations, increased risk of defaults in its portfolio of real estate debt investments, decreased availability of financing arrangements, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.

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

The Company reviews its real estate portfolio on a periodic basis to ascertain if there are any indicators of impairment in the carrying values of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, the Company performs a recoverability analysis that compares future undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. As of June 30, 2020, the Company had not identified any indicators of impairment with respect to its real estate portfolio.

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

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms, including consideration of the underlying collateral value. As of June 30, 2020, each of the Company’s real-estate related loans was performing in accordance with its contractual terms and management has not established an allowance for loan losses.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020. However, uncertainty over the ultimate impact COVID-19 will have on the global economy and the Company’s business makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.

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

On April 10, 2020, the Financial Accounting Standards Board (FASB) staff issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic.

Many lessors are, or will be, providing lease concessions to tenants impacted by the economic disruptions caused by the pandemic. For concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the accounting for a change in lease provisions guidance in Accounting Standard Codification 840, Leases, to those contracts.

The Company has provided rent deferrals as concessions to tenants impacted by the pandemic. The Company has concluded that each concession does not represent a substantial increase in the rights of the lessor or the obligations of the lessee. Accordingly, the Company has elected to not account for each concession as a change in the provisions of the lease and rather, has assumed each concession was always contemplated by the contract.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

Restricted Cash

As of June 30, 2020, restricted cash of $4.0 million consisted of $3.1 million for construction reserves, $0.3 million of security deposits and $0.6 million for real estate taxes. As of December 31, 2019, restricted cash of $0.7 million consisted of $0.1 million for construction reserves, $0.2 million of security deposits and $0.4 million for real estate taxes.

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

Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. When the Company enters into a derivative contract, it may or may not elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied. Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but do not utilize hedge accounting. These financial instruments may include interest-rate swaps and other derivative contracts. As of June 30, 2020, the Company had one interest rate swap contract, which is accounted for as a freestanding derivative and changes in fair value are recorded in current-period earnings.

Non-Controlling Interests

Non-controlling interests of $5,862,169 as of June 30, 2020 represent interests held by TruAmerica, Hines, Holland and Waterford, our joint venture partners in Anzio Apartments, Two Liberty Center, Ezlyn and Lakes at West Covina, respectively. Non-controlling interests of $5,348,012 as of December 31, 2019 represent interests held by TruAmerica, Hines and Holland, our joint venture partners in Anzio Apartments, Two Liberty Center and Ezlyn, respectively.

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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and other receivables, accounts payable, accrued liabilities and other liabilities approximate fair value because of the short-term nature of these instruments and falls under the Level 2 hierarchy. The estimated fair values of the Company’s real estate-related loan, mortgage loan and line of credit approximate their fair values since they bear interest at floating rates and were recently originated and falls under the Level 2 hierarchy. The Company’s derivative is classified as Level 2 and its fair value is derived from estimated values obtained from observable market data for similar instruments.

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

Valuation of assets measured at fair value

The Company elected the fair value option for its investments in commercial mortgage backed securities (“CMBS”). As such, any unrealized gains or losses on its investments in CMBS are recorded as a component of unrealized gains or losses on the investments on the Consolidated Statements of Operations. The Company determines the fair value of its CMBS utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.

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

As of June 30, 2020, the Company’s $29.9 million of investments in CMBS were classified as Level 2.

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

Organization and Offering Expenses

As of June 30, 2020 and December 31, 2019, the Adviser and its affiliates had incurred approximately $5.1 million of organization and offering expenses on our behalf, which were reimbursable only if we broke escrow for our Offering. On December 6, 2019, the date on which we broke escrow for our Offering, the Company accrued approximately $0.9 million of organization expenses and $4.2 million of offering expenses payable to the Adviser, which will be reimbursed ratably over a 60 month period beginning on December 6, 2020, the first anniversary of the date we broke escrow for our Offering.

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

Diluted EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities. We include unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three and six months ended June 30, 2020 and June 30, 2019, there were no dilutive common stock equivalents.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued a new leasing standard which requires lessees to clarify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes initial direct costs and lease executory costs for all entities. The new guidance will require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease, with any other costs incurred, including allocated indirect costs, expensed as incurred. In addition, the new standard requires that lease and nonlease components of a contract be bifurcated, with nonlease components (including reimbursements for real estate taxes, utilities, insurance and other common area maintenance and other executory costs) subject to the new revenue recognition standard effective upon adoption of the new leasing standard. In July 2018, the FASB issued an amendment to the leasing standard that allows lessors to elect, as a practical expedient, not to allocate the total consideration in a contract to lease and non-lease components based on their relative standalone selling prices. Rather, this practical expedient allows lessors to elect to account for the combined component as an operating lease if (i) the timing and pattern of transfer of the lease component and nonlease component(s) are the same; (ii) the lease component would be classified as an operating lease if accounted for separately; and (iii) the lease component is the predominant component of the arrangement. If we elect this practical expedient subsequent to adoption, tenant recoveries and other components that would otherwise qualify as non-lease components would be accounted for as lease components and recognized in rental revenues. The amendment also provided an optional transition method to make the initial application date of the new lease standard the date of adoption, with a cumulative-effect adjustment recognized to the opening balance of retained earnings. Consequently, for an entity that elects the optional transition method, the entity’s reporting and disclosures for comparative historical periods presented in the financial statements will continue to be in accordance with current GAAP. In December 2018, the FASB made a narrow-scope amendment that would preclude a lessor from having to recognize lessor costs paid by a lessee directly to a third-party when the lessor cannot reasonably estimate such costs. The Company expects to elect the package of practical expedients to not reassess (i) whether existing arrangements are or contain a lease, (ii) the classification of an operating or financing lease in a period prior to adoption, and (iii) any initial direct costs for existing leases. Additionally, the Company expects to elect to not use hindsight and carry forward its lease term assumptions when adopting Topic 842 and not recognize lease liabilities and lease assets for leases with a term of 12 months or less. The Company will adopt the new leasing standard effective January 1, 2022. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

4. Investments in Real Estate

As of June 30, 2020 and December 31, 2019, investments in real estate, net, consisted of the following:

	June 30, 2020	December 31, 2019
Building and building improvements	$227,034,501	$199,478,457
Land	24,081,716	19,667,140
Tenant improvements	9,077,830	4,314,057
Furniture, fixtures and equipment	2,825,943	2,749,914
Accumulated depreciation	(7,323,710)	(2,865,137)

Investments in real estate, net	$255,696,280	$223,344,431

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

During 2019, the Company, through three joint ventures, purchased Anzio Apartments (the Anzio Apartments), a multifamily asset located in Lawrenceville, Georgia, for $59.2 million (excluding closing costs), Two Liberty Center (the “Two Liberty Center”), a class “A” office asset located in Ballston, Virginia, for $91.2 million (excluding closing costs), and Ezlyn (the “Ezlyn”), a multifamily asset located in Westminster, Colorado for $81.3 million (exclusive of closing costs).

The following table summarizes the purchase price allocation of the property acquired during the six months ended June 30, 2020:

Lakes at West Covina
Building and building improvements	$26,806,026
Land	4,414,576
Tenant improvements	4,205,936
In-place lease intangibles	3,909,726
Lease origination costs	1,726,732
Above-market lease intangibles	5,753
Below-market lease intangibles	(44,030)

Total purchase price(1)	$41,024,719

(1)	Purchase price is inclusive of closing costs.

5. Intangibles

The Company recorded in-place lease and above and below market lease intangibles as a result of its property acquisitions during the six months ended June 30, 2020. The gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following as of June 30, 2020 and December 31, 2019:

Intangible assets:	June 30, 2020	December 31, 2019
In-place lease intangibles	$10,377,387	$6,467,661
Lease origination costs	3,855,334	1,867,804
Lease inducements	1,708,038	1,291,027
Above-market lease intangibles	64,338	58,585

Total intangible assets	16,005,097	9,685,077
Accumulated amortization:
In-place lease intangibles	(4,512,330)	(2,015,770)
Lease origination costs	(341,322)	(131,353)
Lease inducements	(154,796)	(59,820)
Above-market lease intangibles	(62,599)	(24,647)

Total accumulated amortization	(5,071,047)	(2,231,590)

Intangible assets, net	$10,934,050	$7,453,487

Intangible liabilities:
Below-market lease intangibles	$(113,924)	$(71,598)
Accumulated amortization	31,638	14,439

Intangible liabilities, net	$(82,286)	$(57,159)

The weighted average amortization periods of the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles is 41 months.

The following table details the Company’s future amortization of intangible assets:

Amortization
For the remainder of 2020	$1,685,409
2021	2,404,420
2022	2,071,305
2023	1,561,767
2024	1,215,351
Thereafter	1,995,798

Total	$10,934,050

6. Investments in Real Estate-Related Loans and Securities

During the six months ended June 30, 2020, the Company invested $29.4 million into floating-rate CMBS, which were collateralized by pools of commercial real estate debt. For the six months ended June 30, 2020, the Company recognized $0.4 million of interest income related to such floating-rate CMBS. There was no interest income recognized during the six months ended June 30, 2019 as the Company did not hold any floating-rate CMBS in prior years. The COVID-19 pandemic caused significant market volatility in 2020, causing a broad-based market decline impacting the unrealized value of certain of the Company’s CMBS.

The following table details the Company’s floating-rate CMBS as of June 30, 2020:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Cost	Unrealized Gain / (Loss)(2)	Carrying Amount
BX 2020 BXLP G	International Markets Center and AmericasMart Atlanta	L+2.50%	12/15/36	Principal due at maturity	$10,827,000	$10,827,000	$(487,215)	$10,339,785
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	4,000,000	4,005,000	(264,600)	3,740,400
BXMT 2020 FL 2	International Markets Center and AmericasMart Atlanta	L+1.95%	2/16/37	Principal due at maturity	4,000,000	4,000,000	(359,168)	3,640,832
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	3,700,000	2,493,923	493,841	2,987,764
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	1,998,000	1,399,098	347,526	1,746,624
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	1,550,000	999,750	314,259	1,314,009
BX 2020 VIVA D	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	4,680,982	3,901,172	288,602	4,189,774
BX 2020 VIVA E	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	2,319,018	1,787,375	187,990	1,975,365

					$33,075,000	$29,413,318	$521,235	$29,934,553

(1)	The term “L” refers to the one-month US dollar-denominated London Interbank Offer Rate (“LIBOR”). As of June 30, 2020 and December 31, 2019, one-month LIBOR was equal to 0.16% and 1.76%, respectively.
(2)	Unrealized gain/loss on floating rate debt security investments are determined using price quotations provided by independent third party valuation firms.

The following table details the Company’s real estate-related loan investments as of June 30, 2020 and December 31, 2019:

						As of June 30, 2020
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$(15,474)	$24,984,526
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(292,094)	24,707,906

						$50,000,000	$(307,568)	$49,692,432

						As of December 31, 2019
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$(367,510)	$24,632,490
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(334,691)	24,665,309

						$50,000,000	$(702,201)	$49,297,799

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of June 30, 2020 and December 31, 2019, one-month LIBOR was equal to 0.16% and 1.76%, respectively.
(2)	Neither investment is subject to delinquent principal or interest as of June 30, 2020 or December 31, 2019.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
(4)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.

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

On July 9, 2020, the borrower on the Atlantis Mezzanine Loan exercised the option to extend the initial maturity of the loan by 12 months from July 2020 to July 2021. The borrower continues to have the option to extend the maturity of the loan by four additional 12-month periods, provided there has not been an event of default. The Atlantis Mezzanine Loan bears interest at a floating rate of 6.67% over the one-month LIBOR, subject to an interest rate increase in the event the borrower exercises its fourth 12-month extension option.

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

7. Accounts and Other Receivables and Other Assets

The following table summarizes the components of accounts and other receivables and other assets as of June 30, 2020 and December 31, 2019:

Receivables	June 30, 2020	December 31, 2019
Accounts receivable	$618,662	$1,097,446
Straight-line rent receivable	1,108,304	407,475
Interest receivable	312,612	264,525

Total accounts and other receivables, net	$2,039,578	$1,769,446

Other assets	June 30, 2020	December 31, 2019
Deposits	$474,051	$500,000
Prepaid expenses	729,347	67,777
Capitalized fees, net	12,553	2,848

Total other assets	$1,215,951	$570,625

8. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Subscriptions received in advance	$—	$70,000
Real estate taxes payable	635,934	391,519
Accounts payable and accrued expenses	1,973,701	1,222,942
Prepaid rent	244,513	637,233
Accrued interest expense	317,913	298,884
Tenant security deposits	600,821	620,814
Derivative(1)	784,302	—
Distribution payable	620,886	339,337
Investor redemptions	1,915,082	$—

Total accounts payable, accrued expenses and other liabilities	$7,093,152	$3,580,729

(1)

This derivative relates to an interest rate swap on the Two Liberty mortgage loan. The notional amount of the swap is $33,800,000. Two Liberty receives a floating rate of one-month USD LIBOR and pays a fixed rate of 0.7225%.

9. Mortgage Loans

The following table summarizes the components of mortgage loans as of June 30, 2020 and December 31, 2019:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	June 30, 2020	December 31, 2019
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan(2)	L + 1.50%	August 2024	61,971,000	61,971,000
Ezlyn mortgage loan	3.38%	December 2026	53,040,000	53,040,000
Lakes mortgage loan(2)	L + 1.55%	February 2025	27,900,000	—

Total mortgage loans			187,311,000	159,411,000
Less: deferred financing costs, net			(1,189,835)	(934,146)

Mortgage loans, net			$186,121,165	$158,476,854

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of June 30, 2020 and December 31, 2019, one-month LIBOR was equal to 0.16% and 1.76%, respectively.
(2)

The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of June 30, 2020.

The following table presents the future principal payments due under the Company’s mortgage loans as of June 30, 2020:

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

Credit Agreement

On June 5, 2020, the Company entered into a line of credit (the “Credit Agreement”) with Oaktree Fund GP I, L.P. (“Lender”), an affiliate of the Company’s sponsor, Oaktree, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125 million. The Credit Agreement expires on June 30, 2021, subject to one-year extension options requiring Lender approval. Borrowings under the Credit Agreement will bear interest at a rate of the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%. Each advance under the Credit Agreement is repayable on the earliest of (i) Lender’s demand, (ii) the stated expiration of the Credit Agreement, and (iii) the date on which Oaktree Fund Advisors, LLC or an affiliate thereof no longer acts as the Company’s investment adviser; provided that the Company will have 180 days to make such repayment in the event of clauses (i) and (ii) and 45 days to make such repayment in the event of clause (iii). To the extent the Company has not repaid all loans and other obligations under the Credit Agreement after a repayment event has occurred, the Company is obligated to apply the net cash proceeds from its public offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Company will be permitted to (x) make payments to fulfill any repurchase requests pursuant to its share repurchase plan, (y) use funds to close any acquisition of property which the Company committed to prior to receiving a demand notice and (z) make quarterly distributions to its stockholders at per share levels consistent with the immediately preceding fiscal quarter and as otherwise required for it to maintain its REIT status. The Credit Agreement also permits voluntary prepayment of principal and accrued interest without any penalty other than customary LIBOR breakage costs. The Credit Agreement contains customary events of default. As is customary in such financings, if an event of default occurs under the Credit Agreement, Lender may accelerate the repayment of amounts outstanding under the Credit Agreement and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of June 30, 2020, the Company did not have any borrowings outstanding under the Credit Agreement.

Management Fee

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser agreed to waive its management fee from December 6, 2019 through June 6, 2020. Beginning June 7, 2020, the Adviser is paid a management fee equal to 1.00% of NAV per annum, payable monthly in arrears. The management fee will be paid, at the Adviser’s election, in cash or Class I shares.

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of June 30, 2020, the Company had not retained an affiliate of the Adviser for any such services.

Performance Fee

The Company will pay the Adviser a performance fee equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount (each term as defined in the advisory agreement) and a high water mark, with a catch-up. Such performance fee will be made annually and accrue monthly. For the three and six months ended June 30, 2020, the Company accrued performance fees of $186,679 and $998,328, respectively. The Company did not accrue performance fees for the three and six months ended June 30, 2019.

Due to Affiliates

Due to affiliates of $7,010,212 as of June 30, 2020 consisted of $585,546 due to Oaktree for reimbursement of operating expenses, $5,094,699 due to Oaktree for reimbursement of organizational and offering costs, $130,990 due to the Adviser for management fees, and $1,198,977 due to the Adviser for performance fees (which includes $200,649 of performance fee with respect to the period ended December 31, 2019, which the Adviser has deferred receipt of until December 2020). Due to affiliates of $5,953,312 as of December 31, 2019 consisted of $679,340 due to Oaktree for reimbursement of operating expenses, $5,073,322 due to Oaktree for reimbursement of organizational and offering costs, and $200,649 due to the Adviser for performance fees.

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

Under the repurchase arrangement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the three and six months ended June 30, 2020, the Company repurchased 903,345 shares from the Oaktree Investor at a price of $10.00 per share.

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

As of June 30, 2020 and December 31, 2019, the Company had authority to issue 1,050,000,000 shares, consisting of the following:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	250,000,000	$0.01
Class I common stock	250,000,000	$0.01

	1,050,000,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock:

	Class S	Class I	Class T	Class D	Total
December 31, 2019	5,851,600	9,145,617	—	—	14,997,217

Common stock issued	4,749,282	51,851	—	—	4,801,133
Distribution reinvestments	77,757	4,128	—	—	81,885
Independent directors’ restricted stock vested(1)	—	5,749	—	—	5,749
Stock redemptions	(65,644)	(903,345)	—	—	(968,989)

June 30, 2020	10,612,995	8,304,000	—	—	18,916,995

(1)

The directors’ vested restricted stock represents $127,500 of the annual compensation paid to the independent directors since inception. The restricted stock is amortized over the one-year service period of such stock grants.

Distributions

Beginning December 31, 2019, the Company declared monthly distributions for each class of its common stock, which are generally paid approximately 20 days after month-end. Each class of the Company’s common stock received the same aggregate gross distribution per share, which was $0.2296 per share since inception through June 30, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes through June 30, 2020:

Declaration Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
December 30, 2019	$0.0189	$0.0250	$—	$—
January 30, 2020	$0.0222	$0.0294	$—	$—
February 27, 2020	$0.0272	$0.0341	$—	$—
March 30, 2020	$0.0267	$0.0341	$—	$—
April 30, 2020	$0.0272	$0.0344	$—	$—
May 29, 2020	$0.0288	$0.0361	$—	$—
June 30, 2020	$0.0293	$0.0365	$—

Total	$0.1803	$0.2296	$—	$—

12. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

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

The following table sets forth the total assets by segment:

	June 30, 2020	December 31, 2019
Multifamily	$138,664,863	$140,841,295
Office	136,388,048	93,629,245
Real estate related loans and securities	79,626,985	49,297,799
Other (Corporate)	25,452,537	29,717,653

Total assets	$380,132,433	$313,485,992

The following table sets forth the financial results by segment for the three months ended June 30, 2020:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$2,729,859	$3,215,473	$—	$5,945,332
Other revenues	80,608	178,080	—	258,688

Total revenues	2,810,467	3,393,553	—	6,204,020
Expenses:
Rental property operating	1,272,817	1,328,330	—	2,601,147

Total expenses	1,272,817	1,328,330	—	2,601,147
Income from real estate-related loans and securities	—	—	1,338,053	1,338,053
Unrealized gain (loss) on investments	—	(279,382)	1,817,009	1,537,627

Segment net operating income	$1,537,650	$1,785,841	$3,155,062	$6,478,553

Depreciation and amortization	$1,846,889	$1,929,263	$—	$3,776,152
General and administrative expenses				739,397
Performance fee				186,678
Interest expense				1,206,036

Net gain				570,290
Net loss attributable to non-controlling interests				110,054

Net gain attributable to stockholders				$680,344

The following table sets forth the financial results by segment for the six months ended June 30, 2020:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$5,396,680	$5,962,713	$—	$11,359,393
Other revenues	223,235	362,203	—	585,438

Total revenues	5,619,915	6,324,916	—	11,944,831
Expenses:
Rental property operating	2,291,119	2,326,630	—	4,617,749

Total expenses	2,291,119	2,326,630	—	4,617,749
Income from real estate-related loans and securities	—	—	2,691,680	2,691,680
Unrealized gain (loss) on investments	—	(784,302)	521,235	(263,067)

Segment net operating income	$3,328,796	$3,213,984	$3,212,915	$9,755,695

Depreciation and amortization	$3,699,891	$3,465,926	$—	$7,165,817
General and administrative expenses				1,389,976
Performance fee				998,328
Interest expense				2,622,323

Net loss				(2,420,749)
Net loss attributable to non-controlling interests				214,648

Net loss attributable to stockholders				$(2,206,101)

The following table sets forth the financial results by segment for the three months ended June 30, 2019:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$1,191,314	$—	$—	$1,191,314
Other revenues	37,408	—	—	37,408

Total revenues	1,228,722	—	—	1,228,722
Expenses:
Rental property operating	480,372	—	—	480,372

Total expenses	480,372	—	—	480,372
Income from real estate-related loans and securities	—	—	140,532	140,532
Unrealized gain (loss) on investments	—	—	—

Segment net operating income	$748,350	$—	$140,532	$888,882

Depreciation and amortization	$1,043,275	$—	$—	$1,043,275
General and administrative expenses				278,107
Performance fee				—
Interest expense				683,797

Net loss				(1,116,297)
Net loss attributable to non-controlling interests				71,534

Net loss attributable to stockholders				$(1,044,763)

The following table sets forth the financial results by segment for the six months ended June 30, 2019:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$1,191,314	$—	$—	$1,191,314
Other revenues	37,408	—	—	37,408

Total revenues	1,228,722	—	—	1,228,722
Expenses:
Rental property operating	480,372	—	—	480,372

Total expenses	480,372	—	—	480,372
Income from real estate-related loans and securities	—	—	141,388	141,388
Unrealized gain (loss) on investments	—	—	—

Segment net operating income	$748,350	$—	$141,388	$889,738

Depreciation and amortization	$1,043,275	$—	$—	$1,043,275
General and administrative expenses				449,398
Performance fee				—
Interest expense				683,797

Net loss				(1,286,732)
Net loss attributable to non-controlling interests				71,534

Net loss attributable to stockholders				$(1,215,198)

14. Subsequent Events

The Company has evaluated events from June 30, 2020 through the date the financial statements were issued.

Investments

Subsequent to June 30, 2020, the Company purchased an aggregate of $4 million of floating-rate CMBS and sold an aggregate of $4.8 million of floating-rate CMBS.

Status of the Offering

As of August 14, 2020, the Company had sold an aggregate of 19,498,515 shares of its common stock (consisting of 11,330,483 Class S shares and 8,168,032 Class I shares) in the Offering resulting in net proceeds of $196.0 million to the Company as payment for such shares.

Distributions

Subsequent to June 30, 2020, the Company declared net distributions as follows:

Declaration Date	Class S	Class I	Class T	Class D
July 30, 2020	$0.0291	$0.0365	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical facts are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-223022), as amended, under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as updated in Part II. Item 1A Risk Factors of this Form 10-Q and elsewhere in this Form 10-Q, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.

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

As of June 30, 2020, we own and operate four investments in real estate, two investments in real estate-related loans and eight short-term real estate debt-related securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally (including COVID-19), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related loans.

COVID-19

The global outbreak of a new strain of coronavirus known as COVID-19 has been declared a pandemic. This outbreak continues to adversely impact global commercial activity and has contributed to significant uncertainty and volatility in financial markets.

The global impact of the outbreak has been rapidly evolving, and has spread around the world with many countries and other jurisdictions instituting quarantines, shelter in place orders, restrictions on travel, and limiting operations of non-essential businesses in an effort to reduce the spread of infection. Among other effects, these actions have created a disruption in global supply chains, a reduction in purchases by consumers, significantly increased unemployment, a demand shock in oil prices and have adversely impacted a number of industries directly, such as transportation, hospitality and entertainment. The outbreak is expected to have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown with no known duration. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the novel coronavirus at this time is unknown. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as negative impact to occupancy, rent collections, results of operations or market values of our properties, increased costs of operations, increased risk of defaults in its portfolio of real estate debt investments, decreased availability of financing arrangements, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact the novel coronavirus will have on our financial results at this time.

COVID-19 has resulted in rent deferrals or collection issues for our properties and could also result in rent defaults and adversely affect our ability to obtain financing for future investments on attractive terms, either of which would negatively impact our results of operations, cash flows and liquidity. The economic effects of COVID-19 have not yet had a material negative impact on our net asset value, but could result in future write-downs of the fair value of our real properties or real estate-related debt investments, which would negatively impact our net asset value.

Portfolio Highlights

Despite increased volatility in the broader markets, the NAV per share for our Class I and Class S shares was relatively unchanged during the second quarter (down 0.05% and 0.21% from March 31, 2020, respectively). Rent and interest income collections remain strong, with second quarter collections reported at 97% at the time of this filing after accounting for contractual rent deferrals of 4%. This compares to collections of 98% for March 2020. Preliminary July collections were 95% at the time of this filing.

During the quarter, we purchased $7.0 million face amount of fixed-rate CMBS collateralized by the MGM Grand and Mandalay Bay Resort and Casino. There were no other material acquisitions or dispositions during the quarter. As of June 30, 2020, our invested portfolio consisted of real estate equity (79%) and real estate-related debt (21%), with real estate equity investments split between multifamily (51%) and office (49%). Our cash balance represented 14% of ending NAV. We continue to hold ample liquidity, and with a modest leverage ratio of 43% and no outstanding borrowings against any of our debt positions, we remain confident in our ability to manage through volatility and capitalize on future investment opportunities.

Q2 2020 Highlights

Operating Results:

•	Raised $9.3 million of net proceeds from our Offering

•	Issued 1,814,413 shares of common stock consisting of 1,792,571 Class S and 21,842 Class I shares

•	Reinvested dividends of $0.5 million

•	Declared gross distributions of $0.0344, $0.0361 and $0.0365 per share on April 30, May 29 and June 30, respectively.

Investments:

•	Invested $5.7 million into fixed-rate commercial mortgage backed securities, which were collateralized by pools of commercial real estate debt.

Financings:

•

Entered into a line of credit agreement (the “Credit Agreement”) with Oaktree Fund GP I, L.P. (“Lender”), an affiliate of the Company’s sponsor, Oaktree, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125 million.

Portfolio

Real Estate

The following table provides information regarding our portfolio of real properties as of June 30, 2020:

Investment	Location	Type	Acquisition Date	Ownership Percentage(1)	Amortized Cost Basis	Square Feet / Number of Units	Occupancy Rate(2)
Anzio Apartments	Georgia	Multifamily	April 2019	90.0%	$57,087,439	448	93.5%
Two Liberty Center	Virginia	Office	August 2019	96.5%	84,641,724	179,000	94.7%
Ezlyn	Colorado	Multifamily	December 2019	90.0%	78,962,920	332	95.8%
Lakes	California	Office	February 2020	95.0%	35,004,197	177,000	84.1%

Total					$255,696,280

(1)

Certain of the joint venture agreements entered into by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.

(2)	The occupancy rate is as of June 30, 2020

Investments in Real Estate-Related Loans and Securities

The following table details the Company’s floating-rate commercial mortgage backed securities as of June 30, 2020:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Cost	Unrealized Gain / (Loss)(2)	Carrying Amount
BX 2020 BXLP G	International Markets Center and AmericasMart Atlanta	L+2.50%	12/15/36	Principal due at maturity	$10,827,000	$10,827,000	$(487,215)	$10,339,785
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	4,000,000	4,005,000	(264,600)	3,740,400
BXMT 2020 FL 2	International Markets Center and AmericasMart Atlanta	L+1.95%	2/16/37	Principal due at maturity	4,000,000	4,000,000	(359,168)	3,640,832
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	3,700,000	2,493,923	493,841	2,987,764
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	1,998,000	1,399,098	347,526	1,746,624
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	1,550,000	999,750	314,259	1,314,009
BX 2020 VIVA D	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	4,680,982	3,901,172	288,602	4,189,774
BX 2020 VIVA E	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	2,319,018	1,787,375	187,990	1,975,365

					$33,075,000	$29,413,318	$521,235	$29,934,553

(1)	The term “L” refers to the one-month US dollar-denominated London Interbank Offer Rate (“LIBOR”). As of June 30, 2020 and December 31, 2019, one-month LIBOR was equal to 0.16% and 1.76%, respectively.
(2)	Unrealized gain/loss on floating rate debt security investments are determined using price quotations provided by independent third party valuation firms.

The following table details the Company’s real estate-related loan investments as of June 30, 2020:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$(15,474)	$24,984,526
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(292,094)	24,707,906

						$50,000,000	$(307,568)	$49,692,432

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of June 30, 2020 and December 31, 2019, one-month LIBOR was equal to 0.16% and 1.76%, respectively.
(2)	Neither investment is subject to delinquent principal or interest as of June 30, 2020 or December 31, 2019.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
(4)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.

Results of Operations

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and across its portfolio, including how it will impact its tenants. While the Company did not experience significant disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic, it is unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

The Company received certain rent relief requests, predominately in the form of rent deferral requests, as a result of COVID-19. The Company is carefully evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, and (to the extent practical) the Company is not foregoing its contractual rights under its lease agreements. Current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. As of June 30, 2020, we had agreed to rent deferral arrangements with respect to approximately 4% of the aggregate rents we are entitled to receive. We will continue to work closely with our impacted tenants to address their concerns on a case-by-case basis, seeking solutions that address immediate cash flow interruptions while maintaining long term lease obligations. The impact of the COVID-19 pandemic on our rental revenue for the third quarter of 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

Revenues

Revenues of $6,204,020 for the three months ended June 30, 2020 related to the Company’s four properties and consisted of $5,692,606 of rental revenues, $252,726 of tenant reimbursements and $258,688 of ancillary income and fees. Revenues of $1,228,722 for the three months ended June 30, 2019 related to the Company’s Anzio Apartments property and consisted of $1,140,080 of rental revenues, $51,234 of tenant reimbursements and $37,408 of ancillary income and fees.

Revenues of $11,944,831 for the six months ended June 30, 2020 related to the Company’s four properties and consisted of $10,771,665 of rental revenues, $587,728 of tenant reimbursements and $585,438 of ancillary income and fees. Revenues of $1,228,722 for the six months ended June 30, 2019 related to the Company’s Anzio Apartments property and consisted of $1,140,080 of rental revenues, $51,234 of tenant reimbursements and $37,408 of ancillary income and fees.

Rental Property Operating Expenses

Rental property operating expenses of $2,470,155 for the three months ended June 30, 2020 related to the Company’s four properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense. Rental property operating expenses of $480,372 for the three months ended June 30, 2019 related to the Company’s Anzio Apartments property and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense.

Rental property operating expenses of $4,486,759 for the six months ended June 30, 2020 related to the Company’s four properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense. Rental property operating expenses of $480,372 for the six months ended June 30, 2019 related to the Company’s Anzio Apartments property and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense.

General and Administrative Expenses

General and administrative expenses of $739,397 for the three months ended June 30, 2020 consisted of legal fees, audit fees, professional tax fees, valuation fees, board of director fees and miscellaneous expenses. General and administrative expenses of $278,107 for the three months ended June 30, 2019 consisted of legal fees, audit fees and board of director fees. The increase in general and administrative expenses is primarily due to owning four properties and eight loan investments compared to one property and one loan investment in the prior year period.

General and administrative expenses of $1,389,976 for the six months ended June 30, 2020 consisted of legal fees, audit fees, professional tax fees, valuation fees, board of director fees and miscellaneous expenses. General and administrative expenses of $449,398 for the six months ended June 30, 2019 consisted of legal fees, audit fees and board of director fees. The increase in general and administrative expenses is primarily due to owning four properties and eight loan investments compared to one property and one loan investment in the prior year period.

Base Management Fee

During the three and six months ended June 30, 2020, we recognized a base management fee of $130,990, payable to the Adviser as compensation in connection with the ongoing management of the assets of the Company. We did not have any such base management fees in the three and six months ended June 30, 2019.

Performance Fee

During the three and six months ended June 30, 2020, we recognized performance fees of $186,679 and $998,328, respectively. We did not have any such fees in the three months ended June 30, 2019.

Depreciation and Amortization

Depreciation and amortization expense of $3,776,152 for the three months ended June 30, 2020 related to the Company’s four properties. Depreciation and amortization expense of $1,043,275 for the three months ended June 30, 2019 related to the Company’s Anzio Apartments property.

Depreciation and amortization expense of $7,165,817 for the six months ended June 30, 2020 related to the Company’s four properties. Depreciation and amortization expense of $1,043,275 for the six months ended June 30, 2019 related to the Company’s Anzio Apartments property.

Income from Real Estate-Related Loans and Interest Income

Interest income of $1,338,053 for the three months ended June 30, 2020 related primarily to interest income earned on the Atlantis Mezzanine Loan of $452,920, interest earned on the IMC/AMC Bond Investment of $415,006, interest earned on floating-rate commercial mortgage backed securities of $239,455, interest earned on cash held in bank accounts of $36,436 and discount accretion of $194,236. Interest income of $140,532 for the three months ended June 30, 2019 related primarily to interest income earned on the Atlantis Mezzanine Loan. The increase in the current year is due to owning two loan investments and eight securities investments compared to one loan investment in the prior year period.

Interest income of $2,691,680 for the six months ended June 30, 2020 related primarily to interest income earned on the Atlantis Mezzanine Loan of $978,458, interest earned on the IMC/AMC Bond Investment of $907,684, interest earned on floating-rate commercial mortgage backed securities of $354,920, interest earned on cash held in bank accounts of $55,985 and discount accretion of $394,633. Interest income of $141,388 for the six months ended June 30, 2019 related primarily to interest income earned on the Atlantis Mezzanine Loan. The increase in the current year is due to owning two loan investments and eight securities investments compared to one loan investment in the prior year period.

Interest Expense

Interest expense of $1,206,036 for the three months ended June 30, 2020 consisted of $1,151,573 of mortgage loan interest, and $54,463 of loan fee amortization. Interest expense of $683,797 for the three months ended June 30, 2019 consisted of $405,137 of mortgage loan interest, $271,631 of the Credit Agreement interest and $7,029 of loan fee amortization. The increase in the current year is due to owning four property investments compared to one property investment in prior year.

Interest expense of $2,622,323 for the six months ended June 30, 2020 consisted of $2,522,219 of mortgage loan interest, and $104,104 of loan fee amortization. Interest expense of $683,797 for the six months ended June 30, 2019 consisted of $405,137 of mortgage loan interest, $271,631 of the Credit Agreement interest and $7,029 of loan fee amortization. The increase in the current year is due to owning four property investments compared to one property investment in prior year.

Unrealized Gains and Losses on Investments

During the three months ended June 30, 2020, we recognized an unrealized gain of $1,537,626, primarily due to mark-to-market increases in the value of our CMBS due to market volatility related to COVID-19. We did not have any such investments or unrealized gains in the three months ended June 30, 2019.

During the six months ended June 30, 2020, we recognized an unrealized loss of $263,067, primarily due to mark-to-market declines in the value of our CMBS due to market volatility related to COVID-19. We did not have any such investments or unrealized losses in the six months ended June 30, 2019.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests of $110,054 for the three months ended June 30, 2020 related to losses allocable to the interests held by the Company’s joint venture partners in Anzio Apartments of $15,038, Ezlyn of $80,262 and Lakes of $16,876 offset by gains allocated to Two Liberty Center of $2,122. Net loss attributable to non-controlling interests of $71,534 for the three months ended June 30, 2019 related to losses allocable to the interests held by the Company’s joint venture partner in Anzio Apartments, Tru America.

Net loss attributable to non-controlling interests of $214,648 for the six months ended June 30, 2020 related to losses allocable to the interests held by the Company’s joint venture partners in Anzio Apartments of $38,983, Ezlyn of $152,413 and Lakes of $24,163 offset by gains allocated to Two Liberty Center of $911. Net loss attributable to non-controlling interests of $71,534 for the six months ended June 30, 2019 related to losses allocable to the interests held by the Company’s joint venture partner in Anzio Apartments, Tru America.

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

As of June 30, 2020 and December 31, 2019, the Adviser and its affiliates had incurred approximately $5.1 million of organization and offering expenses on our behalf, which were reimbursable only if we broke escrow for our Offering. On December 6, 2019, the date on which we broke escrow for our Offering, the Company accrued approximately $0.9 million of organization expenses and $4.2 million of offering expenses payable to the Adviser, which will be reimbursed ratably over a 60 month period beginning on December 6, 2020, the first anniversary of the date we broke escrow for our Offering.

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

On June 5, 2020, the Company entered into the Credit Agreement with the Lender, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125 million. The Credit Agreement expires on June 30, 2021, subject to one-year extension options requiring Lender approval. Borrowings under the Credit Agreement will bear interest at a rate of the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%.

As of June 30, 2020, our indebtedness consisted of our mortgage loans secured by our real property investments.

The following table summarizes the Company’s mortgage loans:

			Principal Balance Outstanding

Indebtedness	Interest Rate(1)	Maturity Date	June 30, 2020	December 31, 2019
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan(2)	L + 1.50%	August 2024	61,971,000	61,971,000
Ezlyn mortgage loan	3.38%	December 2026	53,040,000	53,040,000
Lakes mortgage loan(2)	L + 1.55%	February 2025	27,900,000	—

Total mortgage loans			187,311,000	159,411,000
Less: deferred financing costs, net			(1,189,835)	(934,146)

Mortgage loans, net			$186,121,165	$158,476,854

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of June 30, 2020 and December 31, 2019, one-month LIBOR was equal to 0.16% and 1.76%, respectively.
(2)

The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of June 30, 2020.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Cash flows provided by operating activities	$7,451,304	$704,572
Cash flows used in investing activities	(72,533,069)	(84,050,698)
Cash flows provided by financing activities	64,651,150	87,226,474

Net change in cash and cash equivalents and restricted cash	$(430,615)	$3,880,348

Cash flows provided by operating activities for the six months ended June 30, 2020 related primarily to cash payments and receipts associated with operations at our four property investments, two real estate-related loans and eight commercial mortgage backed securities. Cash flows provided by operating activities for the six months ended June 30, 2019 related to cash payments and receipts associated with operations at one property investment and one real estate-related loan investment. Our cash flows provided by operating activities have been negatively impacted by COVID-19, as our rent collections have decreased slightly and we have entered into certain rent deferral arrangements. The rent deferrals are expected to result in increased cash flows provided by operating activities in future periods when deferred rent is collected.

Cash flows used in investing activities for the six months ended June 30, 2020 relates to acquisitions of one property investment and eight commercial mortgage backed securities and building improvements to our real estate. Cash flows used in investing activities for the six months ended June 30, 2019 relates to our acquisition of one property investment and one real estate-related loan investment and building improvements to our real estate.

Cash flows provided by financing activities for the six months ended June 30, 2020 relates to borrowings on a mortgage loan for our property acquisition, proceeds from issuance of common stock and contributions from non-controlling interests offset by distributions paid. Cash flows provided by financing activities for the six months ended June 30, 2019 relates primarily to borrowings on a mortgage loan for our asset acquisition, proceeds from our affiliate line of credit and contributions from non-controlling interests.

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class T, Class D and Class I common stock. The following table provides a breakdown of the major components of our NAV as of June 30, 2020:

Components of NAV	June 30, 2020
Investments in real properties	$281,874,846
Investments in real estate-related loans and securities	76,200,804
Cash and cash equivalents	26,642,097
Restricted cash	3,977,492
Other assets	3,348,095
Debt obligations	(181,312,285)
Accrued performance fee(1)	(1,198,977)
Accrued stockholder servicing fees(2)	(75,626)
Management fee payable	(130,990)
Distribution payable	(620,886)
Subscriptions received in advance	—
Other liabilities	(6,594,374)
Non-controlling interests in joint ventures	(7,389,013)

Net asset value(3)	$194,721,183

Number of shares outstanding	18,916,995

(1)	Includes accrued performance fee that became payable to the Adviser on December 31, 2019, for which, the Adviser has deferred receipt of until December 31, 2020.
(2)

Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers.

(3)

See Reconciliation of Stockholders’ equity to NAV below for an explanation of the difference between the $195 million of our NAV and the $174 million of our stockholders’ equity under accounting principles generally accepted in the United States of America (“GAAP”).

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Total
Net asset value	$109,089,655	$85,631,528	$—	$—	$194,721,183
Number of shares outstanding	10,612,995	8,304,000	—	—	18,916,995

NAV Per Share as of June 30, 2020	$10.2789	$10.3121	$—	$—

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2020 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.97%	5.61%
Office	7.20%	6.45%

These assumptions are determined by the Adviser, and reviewed by our independent valuation adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Office Investment Values
Discount Rate	0.25% decrease	1.94%	1.89%
(weighted average)	0.25% increase	(1.94)%	(1.89)%
Exit Capitalization Rate	0.25% decrease	2.91%	2.54%
(weighted average)	0.25% increase	(2.64)%	(2.47)%

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ equity to NAV	June 30, 2020
Stockholders’ equity under GAAP	$173,963,449
Adjustments:
Accrued stockholder servicing fee	75,626
Deferred rent	(1,108,305)
Organizational and offering costs	6,057,453
Commissions	533,845
Unrealized real estate appreciation and depreciation	5,359,325
Non-controlling interest	(1,527,014)
Accumulated amortization of discount	(811,272)
Accumulated depreciation and amortization	12,178,076

NAV	$194,721,183

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

Distributions

Beginning December 31, 2019, we declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Each class of our common stock received the same aggregate gross distribution per share, which was $0.2296 per share since inception through June 30, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes through June 30, 2020:

Declaration Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
December 30, 2019	$0.0189	$0.0250	$—	$—
January 30, 2020	$0.0222	$0.0294	$—	$—
February 27, 2020	$0.0272	$0.0341	$—	$—
March 30, 2020	$0.0267	$0.0341	$—	$—
April 30, 2020	$0.0272	$0.0344	$—	$—
May 29, 2020	$0.0288	$0.0361	$—	$—
June 30, 2020	$0.0293	$0.0365	$—	$—

Total	$0.1803	$0.2296	$—	$—

The following table summarizes our distributions declared during the three and six months ended June 30, 2020:

	For the three months ended June 30, 2020		For the six months ended June 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$1,220,878	68%	$2,448,511	75%
Reinvested in shares	576,700	32%	834,172	25%

Total distributions	$1,797,578	100%	$3,282,683	100%

Sources of Distributions
Cash flows from operating activities	$1,220,878	100%	$2,166,964	100%
Offering proceeds	—		—

Total sources of distributions	$1,220,878	100%	$2,166,964	100%

Cash flows from operating activities	$2,179,788		7,451,304
Funds from Operations	$4,190,568		4,447,857
Adjusted Funds from Operations	$2,405,935		4,818,526
Funds Available for Distribution	$1,991,043		4,568,961

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

We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP supplemental disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) organization costs, (v) amortization of restricted stock awards, (vi) unrealized losses from changes in fair value of real estate-related loans and securities, (vii) non-cash performance fee or other non-cash incentive compensation, and (viii) similar adjustments for unconsolidated joint ventures.

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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders:

For the six months ended June 30, 2020
Net loss attributable to stockholders	$(2,206,101)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	7,165,817
Amount attributed to non-controlling interests for above adjustments	(511,859)

FFO attributable to stockholders	4,447,857
Adjustments to arrive at AFFO:
Straight-line rental income	(700,830)
Amortization of above and below market lease intangibles and lease inducements	146,652
Amortization of mortgage premium/discount	(394,633)
Amortization of restricted stock awards	36,010
Unrealized loss from changes in fair values of real estate-related loans and securities	263,067
Non-cash performance fee	998,328
Amount attributable to non-controlling interests for above adjustments	22,075

AFFO attributable to stockholders	4,818,526
Adjustments to arrive at FAD:
Management fee paid in shares	130,990
Stockholder servicing fees	(380,555)

FAD attributable to stockholders	$4,568,961

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

Indebtedness

We expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of June 30, 2020, the outstanding principal balance of our variable rate indebtedness was $134.3 million and consisted of three mortgage loans.

Our mortgage loans are variable rate and indexed to the one-month and daily U.S. Dollar denominated LIBOR. For the six months ended June 30, 2020, a 10% increase in one-month and daily U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $0.07 million.

Investment in real estate-related loans and securities

As of June 30, 2020, we held $76.1 million of investments in two real estate-related loans and eight commercial mortgage backed securities. Our investments are floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the six months ended June 30, 2020, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.06 million.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020, we were not involved in any legal proceedings.

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

The ongoing COVID-19 pandemic may adversely affect our operations. The overall impact on our business may be material.

COVID-19

During the six months ended June 30, 2020, the global outbreak of a new strain of coronavirus known as COVID-19 has been declared a pandemic. This outbreak continues to adversely impact global commercial activity and has contributed to significant uncertainty and volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and has spread around the world with many countries and other jurisdictions instituting quarantines, shelter in place orders, restrictions on travel, and limiting operations of non-essential businesses in an effort to reduce the spread of infection. Among other effects, these actions have created a disruption in global supply chains, a reduction in purchases by consumers, significantly increased unemployment, a demand shock in oil prices and have adversely impacted a number of industries directly, such as transportation, hospitality and entertainment. The outbreak is expected to have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown with no known duration. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the novel coronavirus at this time is unknown. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as negative impact to occupancy, results of operations or market values of the Company’s properties, increased costs of operations, increased risk of defaults in its portfolio of real estate debt investments, decreased availability of financing arrangements, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.

The impacts of COVID-19 may reduce occupancy, increase the cost of operation or result in limited operations or necessitate the closure of our properties. In particular, our multifamily properties may be impacted by increasing unemployment and lost wages resulting from the pandemic. Our office properties may be impacted by tenant bankruptcies. Volatility in the real estate and broader securities markets has also impacted and may continue to impact the value of our real estate debt investments and the impacts of COVID-19 on operations of real estate generally could impact the ability of borrowers of real estate debt to meet their payment obligations. In addition, quarantines, temporary closures of businesses, states of emergencies and other measures taken to curb the spread of the coronavirus may negatively impact the ability of the Adviser, our other service providers or our properties to operate effectively, which may also adversely affect our operating results. The economic downturn resulting from COVID-19 could negatively impact our investments and operations, as well as our ability to make distributions to stockholders. The extent to which COVID-19 ultimately impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain the coronavirus or treat its impact, among others.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the six months ended June 30, 2020, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 10 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash or shares of common stock, in each case at the Adviser’s election. The Adviser has agreed to waive its management fee for the first six months following the December 6, 2019 break escrow date for the Offering.

Use of Proceeds from Registered Securities

On April 30, 2018, our Registration Statement on Form S-11 (File No. 333-223022), covering our public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of June 30, 2020, we received net proceeds of $184.3 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Total
Offering proceeds:
Shares sold	10,612,995	8,304,000	—	—	18,916,995
Gross offering proceeds	$106,730,261	$83,217,715	$—	$—	$189,947,976
Stockholder servicing fee	(416,364)	—	—	—	(416,364)
Selling commissions and dealer manager fees	(533,845)	—	—	—	(533,845)
Offering costs	(2,667,572)	(2,079,910)	—	—	(4,747,482)

Net offering proceeds	$103,112,480	$81,137,805	$—	$—	$184,250,285

We primarily used the net proceeds from the Offering toward the acquisition of $272.6 million in real estate and $83.1 million of real estate-related loans and securities and the repayment of our line of credit with an affiliate of Oaktree. In addition to the net proceeds from the Offering, we financed our acquisitions with $187.3 million of financing secured by our investments in real estate. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on our borrowings.

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

Under the repurchase arrangement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the three and six months ended June 30, 2020, the Company repurchased 903,345 shares from the Oaktree Investor at a price of $10.00 per share.

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

During the three months ended June 30, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
April 1 – April 30, 2020	371,770	2.07%	$10.0000	—	—
May 1 – May 31, 2020	364,842	1.95%	$10.0000	—	—
June 1 – June 30, 2020	192,106	1.02%	$10.0367	25,373	—

Total	928,718	5.04%

(1)	903,345 shares were repurchased from the Oaktree Investor.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Uncommitted Unsecured Line of Credit, dated June 5, 2020, between the Company, as borrower, and Oaktree Fund GP I, L.P., as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2020 (file number 333-223022) and incorporated herein by reference)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

OAKTREE REAL ESTATE INCOME TRUST, INC.

August 14, 2020	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)

August 14, 2020	/s/ Brian Grefsrud
Date	Brian Grefsrud
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)