Form 10-Q
period 2020-09-30
OAKTREE REAL ESTATE INCOME TRUST, INC.
filed 2020-11-16
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of November 13, 2020 was 20,390,166, consisting of 8,009,527 Class I shares and 12,380,639 Class S shares.

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

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Oaktree Real Estate Income Trust, Inc.
Consolidated Balance Sheets

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments in real estate, net	$253,986,780	$223,344,431
Investments in real estate-related loans and securities, net	80,200,726	49,297,799
Intangible assets, net	10,323,720	7,453,487
Cash and cash equivalents	35,281,822	30,308,600
Restricted cash	4,050,922	741,604
Accounts and other receivables, net	2,460,463	1,769,446
Other assets	1,301,160	570,625
Total Assets	$387,605,593	$313,485,992
Liabilities and Equity
Mortgage loans, net	$186,175,673	$158,476,854
Due to affiliates	11,393,956	5,953,312
Intangible liabilities, net	76,075	57,159
Accounts payable, accrued expenses and other liabilities	6,635,285	3,580,729
Commitments and contingencies (Note 12)	—	—
Total Liabilities	204,280,989	168,068,054
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 19,428,163 and 14,997,217 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	194,282	149,972
Additional paid-in capital	189,886,940	145,350,064
Accumulated deficit	(12,514,456)	(5,430,110)
Total Stockholders’ Equity	177,566,766	140,069,926
Non-controlling interests attributable to third party joint ventures	5,757,838	5,348,012
Total Equity	183,324,604	145,417,938
Total Liabilities and Stockholders' Equity	$387,605,593	$313,485,992
See accompanying notes to financial statements.

    The following table presents the assets and liabilities of investments consolidated as a variable interest entities for which the Company is determined to be the primary beneficiary.

	September 30, 2020	December 31, 2019
Assets
Investments in real estate, net	$253,986,780	$223,344,341
Intangible assets, net	10,323,720	7,453,487
Cash and cash equivalents	3,320,048	1,629,776
Restricted cash	4,050,922	741,604
Accounts and other receivables, net	2,152,208	1,097,447
Other assets	1,043,252	133,795
Total Assets	$274,876,930	$234,400,450

Liabilities
Mortgage loans, net	$186,175,673	$158,476,854
Intangible liabilities, net	76,075	57,159
Accounts payable, accrued expenses and other liabilities	4,120,517	2,802,865
Total Liabilities	$190,372,265	$161,336,878

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues
Rental revenues	$6,012,763	$2,298,740	$17,372,157	$3,540,440
Other revenues	290,457	174,086	875,895	161,108
Total revenues	6,303,220	2,472,826	18,248,052	3,701,548
Expenses
Rental property operating	2,712,727	956,906	7,199,486	1,437,279
General and administrative expenses	849,447	649,722	2,239,424	1,099,118
Management fee	504,197	—	635,187	—
Performance fee	494,497	—	1,492,826	—
Depreciation and amortization	3,009,796	1,798,506	10,175,613	2,841,782
Total expenses	7,570,664	3,405,134	21,742,536	5,378,179
Other (expense) income
Income from real estate-related loans and securities	1,116,904	910,192	3,808,584	1,051,580
Interest expense	(1,127,441)	(1,513,816)	(3,749,763)	(2,197,613)
Realized loss on investments	(154,435)	—	(154,435)	—
Unrealized gain on investments	1,697,134	—	1,434,067	—
Total other income (expense)	1,532,162	(603,624)	1,338,453	(1,146,033)
Net income (loss)	264,718	(1,535,932)	(2,156,031)	(2,822,664)
Net loss attributable to non-controlling interests	36,348	93,481	250,996	165,016
Net income (loss) attributable to stockholders	$301,066	$(1,442,451)	$(1,905,035)	$(2,657,648)
Per common share data:
Net income (loss) per share of common stock
Basic	$0.02	$(53.42)	$(0.10)	$(106.29)
Diluted	$0.02	$(53.42)	$(0.10)	$(106.29)
Weighted average number of shares outstanding
Basic	19,513,576	27,000	18,382,678	25,004
Diluted	19,516,127	27,000	18,382,678	25,004
See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

	For the Three Months Ended September 30, 2020
	Par Value
	Shares	Common Stock	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2020	18,916,995	$—	$83,040	$106,129	$—	$—	$184,693,174	$(10,918,894)	$173,963,449	$5,862,169	$179,825,618
Share-based compensation	—	—	—	—	—	—	18,219	—	18,219	—	18,219
Distribution reinvestments	62,887	—	24	606	—	—	646,839	—	647,469	—	647,469
Class I common stock issued	73,201	—	732	—	—	—	757,221	—	757,953	—	757,953
Class S common stock issued	1,164,955	—	—	11,650	—	—	12,039,320	—	12,050,970	—	12,050,970
Contributions	—	—	—	—	—	—	—	—	—	39,167	39,167
Distributions	—	—	—	—	—	—	—	(1,896,628)	(1,896,628)	(107,150)	(2,003,778)
Repurchases	(789,875)	—	(7,899)	—	—	—	(7,890,851)	—	(7,898,750)	—	(7,898,750)
Offering costs	—	—	—	—	—	—	(376,982)	—	(376,982)	—	(376,982)
Net income	—	—	—	—	—	—		301,066	301,066	(36,348)	264,718
Balance at September 30, 2020	19,428,163	$—	$75,897	$118,385	$—	$—	$189,886,940	$(12,514,456)	$177,566,766	$5,757,838	$183,324,604

	For the Nine Months Ended September 30, 2020
	Par Value
	Shares	Common Stock	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	14,997,217	$—	$91,456	$58,516	$—	$—	$145,350,064	$(5,430,110)	$140,069,926	5,348,012	$145,417,938
Share-based compensation	5,749	—	—	—	—	—	54,229	—	54,229	—	54,229
Distribution reinvestments	144,773	—	65	1,384	—	—	1,480,133	—	1,481,582	—	1,481,582
Class I common stock issued	125,051	—	1,308	—	—	—	1,281,704	—	1,283,012	—	1,283,012
Class S common stock issued	5,914,237	—	—	59,141	—	—	60,507,253	—	60,566,394	—	60,566,394
Contributions	—	—	—	—	—	—	—	—	—	959,249	959,249
Distributions	—	—	—	—	—	—	—	(5,179,311)	(5,179,311)	(298,427)	(5,477,738)
Repurchases	(1,758,864)	—	(16,932)	(656)	—	—	(17,553,300)	—	(17,570,888)	—	(17,570,888)
Offering costs	—	—	—	—	—	—	(1,233,143)	—	(1,233,143)	—	(1,233,143)
Net loss	—	—	—	—	—	—	—	(1,905,035)	(1,905,035)	(250,996)	(2,156,031)
Balance at September 30, 2020	19,428,163	$—	$75,897	$118,385	$—	$—	$189,886,940	$(12,514,456)	$177,566,766	$5,757,838	$183,324,604

See accompanying notes to financial statements.

	For the Three Months Ended September 30, 2019
	Par Value
	Shares	Common Stock	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2019	27,000	$—	$270	$—	$—	$—	$288,701	$(1,583,093)	$(1,294,122)	$1,561,852	$267,730
Share-based compensation	—	—	—	—	—	—	17,835	—	17,835	—	17,835
Contributions	—	—	—	—	—	—	—	—	—	1,130,682	1,130,682
Distributions	—	—	—	—	—	—	—	—	—	(31,956)	(31,956)
Net loss	—	—	—	—	—	—	—	(1,442,451)	(1,442,451)	(93,481)	(1,535,932)
Balance at September 30, 2019	27,000	$—	$270	$—	$—	$—	$306,536	$(3,025,544)	$(2,718,738)	$2,567,097	$(151,641)

	For the Nine Months Ended September 30, 2019
	Par Value
	Shares	Common Stock	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	20,000	$—	$200	$—	$—	$—	$250,038	$(367,895)	$(117,657)	$—	$(117,657)
Share-based compensation	7,000	—	70	—	—	—	56,498	—	56,568	—	56,568
Contributions	—	—	—	—	—	—	—	—	—	2,788,182	2,788,182
Distributions	—	—	—	—	—	—	—	—	—	(56,070)	(56,070)
Net loss	—	—	—	—	—	—	—	(2,657,649)	(2,657,649)	(165,015)	(2,822,664)
Balance at September 30, 2019	27,000	$—	$270	$—	$—	$—	$306,536	$(3,025,544)	$(2,718,738)	$2,567,097	$(151,641)

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	(2,156,031)	$(2,822,664)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,175,613	2,841,782
Management fees	635,187	—
Performance fees	1,492,826	—
Amortization of above and below market leases	(78,487)	(1,074)
Amortization of restricted stock grants	54,229	56,568
Amortization of deferred financing costs	155,269	22,999
Amortization of discount	(431,640)	(217,154)
Realized loss on investments	154,435	—
Unrealized gain on investments	(1,434,067)	—
Changes in assets and liabilities:
Increase in lease inducements and origination costs	—	(343,134)
Increase in other assets	(730,535)	(260,985)
Increase in accounts and other receivables	(691,017)	(654,857)
Increase in accounts payable, accrued expenses and other liabilities	1,474,742	2,629,661
Decrease in due to affiliates	(35,174)	453,714
Net cash provided by operating activities	8,585,350	1,704,856

Cash flows from investing activities:
Acquisition of real estate	(41,024,719)	(151,989,671)
Purchase of real estate-related loans and securities	(33,297,470)	(48,881,160)
Proceeds from sale of real estate-related loans and securities	4,845,565	—
Building improvements	(2,450,362)	(1,739,989)
Net cash used in investing activities	(71,926,986)	(202,610,820)

Cash flows from financing activities:
Borrowings from mortgage loans	27,900,000	106,371,000
Proceeds from affiliate line of credit	—	105,399,717
Repayments of affiliate line of credit	—	(6,825,493)
Proceeds from issuance of common stock	61,551,480	—
Repurchases of common stock	(13,925,889)	—
Payment of offering costs	(1,149,269)	—
Distributions	(3,056,518)	—
Payment of deferred financing costs	(356,450)	(664,839)
Distributions to non-controlling interests	(298,424)	(56,070)
Contributions from non-controlling interests	959,246	2,788,182
Net cash provided by financing activities	71,624,176	207,012,497

Net change in cash and cash-equivalents and restricted cash	8,282,540	6,106,533
Cash and cash-equivalents and restricted cash, beginning of period	31,050,204	183,454
Cash and cash-equivalents and restricted cash, end of period	$39,332,744	$6,289,987

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash and cash equivalents	$35,281,822	$5,357,343
Restricted cash	4,050,922	932,644
Total cash and cash equivalents and restricted cash	$39,332,744	$6,289,987

Supplemental disclosures:
Interest paid	$3,577,860	$—
Non-cash investing and financing activities:
Accrued distributions	$641,154	$—
Accrued stockholder servicing fee	$83,960	$—
Distributions reinvested	$1,481,582	$—
Accrued management fees in due to affiliates	$337,238	$—
Management fees paid in shares	$297,949	$—
Accrued building improvements	$115,712	$—
Accrued repurchases in due to affiliates	$3,645,000	$—

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
As of December 6, 2019, the Company had satisfied the minimum offering requirement and the Company’s board of directors had authorized the release of proceeds from escrow. As of such date, the escrow agent released gross proceeds of approximately $150.0 million (including approximately $86.9 million that was funded by Oaktree Fund GP I, L.P.) to the Company in connection with the sale of shares of the Company’s common stock. The purchase price per share for each class of common stock in the Offering will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

As of September 30, 2020, the Company owned four investments in real estate, two investments in real estate-related loans and ten investments in floating-rate commercial mortgage backed securities ("CMBS").
2. Capitalization
As of September 30, 2020, the Company was authorized to issue up to 1,000,000,000 shares of common stock. On April 11, 2018, the Company amended and restated its charter to authorize the following classes of stock:

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
If an entity is determined to be a VIE, the Company evaluates whether it is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. The Company consolidates a VIE if it has both power and benefits—that is, (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Company consolidates all VIEs for which it is the primary beneficiary, including the Company’s joint ventures with TruAmerica Multifamily, LLC (“TruAmerica”), Hines Interests Limited Partnership (“Hines”), Holland Partner Group (“Holland”) and Waterford Property Company (“Waterford”) to hold the Anzio Apartments, Two Liberty Center, Ezlyn and Lakes at West Covina properties, respectively (see Note 4). As of September 30, 2020, the total assets and liabilities of the Company’s consolidated VIEs, were $274.9 million and $191.1 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets. For each of our Company’s consolidated VIEs, certain assets are pledged as collateral for specific obligations of the VIE. There are no creditors or other partners of the Company’s consolidated VIEs that have recourse to its general credit. The Company’s maximum exposure to the Company’s consolidated VIEs is limited to the Company’s variable interests in each VIE.
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
COVID-19
During the nine months ended September 30, 2020, the global outbreak of a new strain of coronavirus known as COVID-19 has been declared a pandemic. This outbreak continues to adversely impact global commercial activity and has contributed to significant uncertainty and volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and has spread around the world with many countries and other jurisdictions instituting quarantines, shelter in place orders, restrictions on travel, and limiting significantly operations of non-essential businesses in an effort to reduce the spread of infection. Among other effects, these actions have created a disruption in global supply chains, a reduction in purchases by consumers, significantly increased unemployment, a demand shock in oil prices and have adversely impacted a number of industries directly, such as transportation, hospitality and entertainment. The outbreak is expected to have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown with no known duration.
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

The Company reviews its real estate portfolio on a periodic basis to ascertain if there are any indicators of impairment in the carrying values of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, the Company performs a recoverability analysis that compares future undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. As of September 30, 2020, the Company had not identified any indicators of impairment with respect to its real estate portfolio.

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
Unrealized gain/loss on floating rate debt security investments are determined using price quotations provided by independent third party valuation firms and are included in other income (expense) on the consolidated statement of operations.
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms, including consideration of the underlying collateral value. As of September 30, 2020, each of the Company’s real-estate related loans was performing in accordance with its contractual terms and management has not established an allowance for loan losses.

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020. However, uncertainty over the ultimate impact COVID-19 will have on the global economy and the Company’s business makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.

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

Restricted Cash
As of September 30, 2020, restricted cash of $4.1 million consisted of $2.9 million for construction reserves, $0.3 million of security deposits and $0.9 million for real estate taxes. As of December 31, 2019, restricted cash of $0.7 million consisted of $0.1 million for construction reserves, $0.2 million of security deposits and $0.4 million for real estate taxes.

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

Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. When the Company enters into a derivative contract, it may or may not elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied. Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but do not utilize hedge accounting. These financial instruments may include interest-rate swaps and other derivative contracts. As of September 30, 2020, the Company had one interest rate swap contract, which is accounted for as a freestanding derivative and changes in fair value are recorded in current-period earnings.

Non-Controlling Interests
Non-controlling interests of $5.8 million as of September 30, 2020 represent interests held by TruAmerica, Hines, Holland and Waterford, our joint venture partners in Anzio Apartments, Two Liberty Center, Ezlyn and Lakes at West Covina, respectively. Non-controlling interests of $5.3 million as of December 31, 2019 represent interests held by TruAmerica, Hines and Holland, our joint venture partners in Anzio Apartments, Two Liberty Center and Ezlyn, respectively.

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
As of September 30, 2020, the Company’s $30.5 million of investments in CMBS were classified as Level 3. All CMBS positions held by the Company have been transferred into Level 3 due to the lack of market quote depth during the period ended September 30, 2020. There were no transfers of investments into or from Level 3 during the period ended September 30, 2019.

Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2019. As a REIT, the Company does not incur federal corporate income tax if it distributes 90% of its taxable income to its stockholders each year. Any deferred tax assets arising from the Company’s taxable loss carryforwards during periods prior to making a REIT election have been fully reserved, since it is unlikely such benefits will be realized. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Organization and Offering Expenses
As of September 30, 2020 and December 31, 2019, the Adviser and its affiliates had incurred approximately $5.2 million of organization and offering expenses on our behalf, which were reimbursable only if we broke escrow for our Offering. The Company incurred an additional $0.5 million of organization and offering expenses through September 30, 2020. On December 6, 2019, the date on which we broke escrow for our Offering, the Company accrued approximately $0.9 million of organization expenses and $4.3 million of offering expenses payable to the Adviser, which will be reimbursed ratably over a 60 month period beginning on December 6, 2020, the first anniversary of the date we broke escrow for our Offering.
Organizational expenses are expensed as incurred and offering expenses are reflected as a reduction of additional paid-in capital as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid are recognized as a liability on the balance sheet.

Earnings Per Share
The Company uses the two-class method in calculating earnings per share ("EPS") when it issues securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, the Company declares dividends on its common stock. Basic earnings per share ("Basic EPS") for the Company's common stock are computed by dividing net income allocable to common shareholders by the weighted average number of shares of common stock outstanding for the period, respectively. Diluted earnings per share ("Diluted EPS") is calculated similarly, however, it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.
We include unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three and nine months ended September 30, 2020, there were 2,551 and zero dilutive participating securities, respectively. For the three and nine months ended September 30, 2019, there were no dilutive participating securities.

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

4. Investments in Real Estate

As of September 30, 2020 and December 31, 2019, investments in real estate, net, consisted of the following:

	September 30, 2020	December 31, 2019
Building and building improvements	$227,362,034	$199,478,457
Land	24,081,716	19,667,140
Tenant improvements	9,336,878	4,314,057
Furniture, fixtures and equipment	2,898,770	2,749,914
Accumulated depreciation	(9,692,618)	(2,865,137)
Investments in real estate, net	$253,986,780	$223,344,431

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
All of the Company's investments in real estate are controlled and consolidated by the Company.

The following table summarizes the purchase price allocation of the property acquired during the nine months ended September 30, 2020:

Lakes at West Covina
Building and building improvements	$26,806,026
Land	4,414,576
Tenant improvements	4,205,936
In-place lease intangibles	3,909,726
Lease origination costs	1,726,732
Above-market lease intangibles	5,753
Below-market lease intangibles	(44,030)
Total purchase price(1)	$41,024,719

(1)	Purchase price is inclusive of closing costs.

5. Intangibles

The Company recorded in-place lease and above and below market lease intangibles as a result of its property acquisitions during the nine months ended September 30, 2020. The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of September 30, 2020 and December 31, 2019:

Intangible assets:	September 30, 2020	December 31, 2019
In-place lease intangibles	$10,151,709	$6,467,661
Lease origination costs	3,945,016	1,867,804
Lease inducements	1,708,038	1,291,027
Above-market lease intangibles	5,753	58,585
Total intangible assets	15,810,516	9,685,077
Accumulated amortization:
In-place lease intangibles	(4,830,673)	(2,015,770)
Lease origination costs	(433,629)	(131,353)
Lease inducements	(216,741)	(59,820)
Above-market lease intangibles	(5,753)	(24,647)
Total accumulated amortization	(5,486,796)	(2,231,590)
Intangible assets, net	$10,323,720	$7,453,487

Intangible liabilities:
Below-market lease intangibles	$(96,205)	$(71,598)
Accumulated amortization	20,130	14,439
Intangible liabilities, net	$(76,075)	$(57,159)

The weighted average amortization periods of the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles is 37 months.

The following table details the Company's future amortization of intangible assets:

Amortization
For the remainder of 2020	$775,952
2021	2,427,424
2022	2,114,454
2023	1,671,660
2024	1,226,353
Thereafter	2,107,877
Total	$10,323,720

6. Investments in Real Estate-Related Loans and Securities

During the nine months ended September 30, 2020, the Company invested $33.3 million into fixed and floating rate CMBS, which were collateralized by pools of commercial real estate debt. In July 2020, the Company sold $5.0 million of floating-rate CMBS and recognized a loss of $0.2 million as a result of the sale.
For the nine months ended September 30, 2020, the Company recognized $0.6 million of interest income related to such floating-rate CMBS. There was no interest income recognized during the nine months ended September 30, 2019 as the Company did not hold any floating-rate CMBS in prior years. The COVID-19 pandemic caused significant market volatility in 2020, causing a broad-based market decline impacting the unrealized value of certain of the Company’s CMBS.

The following table details the Company's CMBS for the nine months ended September 30, 2020:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Trade Date	Face Amount	Beginning Balance 12/31/19	Purchases	Sales	Unrealized Gain / (Loss)(2)	Ending Balance 9/30/20	Realized Gain / (Loss)(3)
BX 2020 BXLP G	Industrial Paper	L+2.50%	12/15/29	Principal due at maturity	01/23/20	$10,827,000	$—	$10,784,627	$(5,000,000)	$(63,089)	$5,721,538	(154,435)
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	02/04/20	4,000,000	—	4,005,000	—	(78,600)	3,926,400	—
BXMT 2020 FL 2	Commercial Real Estate Collateralized Loan Obligation	L+1.95%	2/16/37	Principal due at maturity	01/31/20	4,000,000	—	4,000,000	—	(199,200)	3,800,800	—
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	03/19/20	3,700,000	—	2,511,539	—	636,791	3,148,330	—
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	03/20/20	1,998,000	—	1,408,342	—	473,974	1,882,316	—
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	03/30/20	1,550,000	—	1,006,970	—	419,495	1,426,465	—
BX 2020 VIVA D	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	4,680,982	—	3,905,526	—	363,530	4,269,056	—
BX 2020 VIVA E	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	2,319,018	—	1,790,168	—	221,116	2,011,284	—
CGCMT 2020-WSS E	WoodSpring Suites Extended Stay Hotel	L+2.41%	2/16/27	Principal due at maturity	07/08/20	1,839,000	—	1,466,235	—	150,557	1,616,792	—
CGCMT 2020-WSS F	WoodSpring Suites Extended Stay Hotel	L+2.71%	2/16/27	Principal due at maturity	07/08/20	3,160,000	—	2,419,063	—	249,243	2,668,306	—
						$38,074,000	$—	$33,297,470	$(5,000,000)	$2,173,817	$30,471,287	$(154,435)

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of September 30, 2020 and December 31, 2019, one-month LIBOR was equal to 0.15% and 1.76%, respectively.

(2)	Unrealized gain/loss on debt security investments are determined using price quotations provided by independent third party valuation firms and are included in other income (expense) on the consolidated statement of operations.
(3)	Realized gain/loss is included in other income (expense) on the consolidated statement of operations.

The following table details the Company's real estate-related loan investments as of September 30, 2020 and December 31, 2019:

						As of September 30, 2020
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(270,561)	24,729,439
						$50,000,000	$(270,561)	$49,729,439

						As of December 31, 2019
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$(367,510)	$24,632,490
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(334,691)	24,665,309
						$50,000,000	$(702,201)	$49,297,799

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of September 30, 2020 and December 31, 2019, one-month LIBOR was equal to 0.15% and 1.76%, respectively.
(2)	Neither investment is subject to delinquent principal or interest as of September 30, 2020 or December 31, 2019.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
(4)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.

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

7. Accounts and Other Receivables and Other Assets
The following table summarizes the components of accounts and other receivables and other assets as of September 30, 2020 and December 31, 2019:

Receivables	September 30, 2020	December 31, 2019
Accounts receivable	$856,328	$1,097,446
Straight-line rent receivable	1,498,920	407,475
Interest receivable	306,301	264,525
Allowance for doubtful accounts	(201,086)	—
Total accounts and other receivables, net	$2,460,463	$1,769,446

Other assets	September 30, 2020	December 31, 2019
Deposits	$474,306	$500,000
Prepaid expenses	824,837	67,777
Capitalized fees, net	2,017	2,848
Total other assets	$1,301,160	$570,625
8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Subscriptions received in advance	$—	$70,000
Real estate taxes payable	1,057,760	391,519
Accounts payable and accrued expenses	3,147,199	1,222,942
Prepaid rent	174,589	637,233
Accrued interest expense	316,176	298,884
Tenant security deposits	558,657	620,814
Derivative(1)	739,750	—
Distribution payable	641,154	339,337
Total accounts payable, accrued expenses and other liabilities	$6,635,285	$3,580,729

(1)	This derivative relates to an interest rate swap on the Two Liberty mortgage loan. The notional amount of the swap is $33,800,000. Two Liberty receives a floating rate of one-month USD LIBOR and pays a fixed rate of 0.7225%.

9. Mortgage Loans
The following table summarizes the components of mortgage loans as of September 30, 2020 and December 31, 2019:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	September 30, 2020	December 31, 2019
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan(2)	L + 1.50%	August 2024	61,971,000	61,971,000
Ezlyn mortgage loan	3.38%	December 2026	53,040,000	53,040,000
Lakes mortgage loan(2)	L + 1.55%	February 2025	27,900,000	—
Total mortgage loans			187,311,000	159,411,000
Less: deferred financing costs, net			(1,135,327)	(934,146)
Mortgage loans, net			$186,175,673	$158,476,854

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of September 30, 2020 and December 31, 2019, one-month LIBOR was equal to 0.15% and 1.76%, respectively.
(2)	The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of September 30, 2020.

The following table presents the future principal payments due under the Company's mortgage loans as of September 30, 2020:

Year	Amount
For the remainder of 2020	$—
2021	—
2022	—
2023	—
2024	61,971,000
Thereafter	125,340,000
Total	$187,311,000

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
Credit Agreement
On June 5, 2020, the Company entered into a line of credit (the “Credit Agreement”) with Oaktree Fund GP I, L.P. (“Lender”), an affiliate of the Company’s sponsor, Oaktree, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125 million. The Credit Agreement expires on June 30, 2021, subject to one-year extension options requiring Lender approval. Borrowings under the Credit Agreement will bear interest at a rate of the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%. Each advance under the Credit Agreement is repayable on the earliest of (i) Lender’s demand, (ii) the stated expiration of the Credit Agreement, and (iii) the date on which Oaktree Fund Advisors, LLC or an affiliate thereof no longer acts as the Company’s investment adviser; provided that the Company will have 180 days to make such repayment in the event of clauses (i) and (ii) and 45 days to make such repayment in the event of clause (iii). To the extent the Company has not repaid all loans and other obligations under the Credit Agreement after a repayment event has occurred, the Company is obligated to apply the net cash proceeds from its public offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Company will be permitted to (x) make payments to fulfill any repurchase requests pursuant to its share repurchase plan, (y) use funds to close any acquisition of property which the Company committed to prior to receiving a demand notice and (z) make quarterly distributions to its stockholders at per share levels consistent with the immediately preceding fiscal quarter and as otherwise required for it to maintain its REIT status. The Credit Agreement also permits voluntary prepayment of principal and accrued interest without any penalty other than customary LIBOR breakage costs. The Credit Agreement contains customary events of default. As is customary in such financings, if an event of default occurs under the Credit Agreement, Lender may accelerate the repayment of amounts outstanding under the Credit Agreement and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of September 30, 2020, the Company did not have any borrowings outstanding under the Credit Agreement.
Management Fee

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser agreed to waive its management fee from December 6, 2019 through June 6, 2020. Beginning June 7, 2020, the Adviser is paid a management fee equal to 1.00% of NAV per annum, payable monthly in arrears. The management fee is payable, at the Adviser’s election, in cash or Class I shares. For the three and nine months ended September 30, 2020, the Company recorded $0.5 million and $0.6 million, respectively, in Adviser management fees, all of which the Adviser elected to receive in Class I shares. The Company did not record management fees for the three and nine months ended September 30, 2019.

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of September 30, 2020, the Company had not retained an affiliate of the Adviser for any such services.
Performance Fee
The Company will pay the Adviser a performance fee equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount (each term as defined in the advisory agreement) and a high water mark, with a catch-up. Such performance fee will be made annually and accrue monthly. For the three and nine months ended September 30, 2020, the Company accrued performance fees of $0.5 million and $1.5 million, respectively. The Company did not accrue performance fees for the three and nine months ended September 30, 2019.
Due to Affiliates

Due to affiliates of $11.4 million as of September 30, 2020 consisted primarily of $0.5 million due to Oaktree for reimbursement of operating expenses, $5.2 million due to Oaktree for reimbursement of organizational and offering costs, $0.3 million due to the Adviser for management fees, $3.7 million due to Oaktree for share repurchases and $1.7 million due to the Adviser for performance fees (which includes $0.2 million of performance fee with respect to the period ended December 31, 2019, which the Adviser has deferred receipt of until December 2020). Due to affiliates of $6.0 million as of December 31, 2019 consisted of $0.7 million due to Oaktree for reimbursement of operating expenses, $5.1 million due to Oaktree for reimbursement of organizational and offering costs, and $0.2 million due to Oaktree for performance fees.
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

Under the repurchase arrangement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the three and nine months ended September 30, 2020, the Company repurchased 789,875 and 1,693,220 Class I shares, respectively, from the Oaktree Investor at a price of $10.00 per share. As of September 30, 2020, the Oaktree Investor held 7,043,608 of the Company's outstanding Class I shares.
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
As of September 30, 2020 and December 31, 2019, the Company had authority to issue 1,050,000,000 shares, consisting of the following:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	250,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000
Common Stock
The following tables detail the movement in the Company's outstanding shares of common stock:

	Class S	Class I	Class T	Class D	Total
December 31, 2019	$5,851,600	$9,145,617	$—	$—	$14,997,217
Common stock issued	$5,914,237	$96,239	$—	$—	$6,010,476
Distribution reinvestments	138,226	6,547	—	—	144,773
Independent directors' restricted stock vested(1)	—	5,749	—	—	5,749
Management fees	—	28,812	—	—	28,812
Stock redemptions	(65,644)	(1,693,220)	—	—	(1,758,864)
September 30, 2020	$11,838,419	$7,589,744	$—	$—	$19,428,163

(1)	The directors' vested restricted stock represents $127,500 of the annual compensation paid to the independent directors since inception. The restricted stock is amortized over the one-year service period of such stock grants.
Distributions

Beginning December 31, 2019, the Company declared monthly distributions for each class of its common stock, which are generally paid approximately 20 days after month-end. Each class of the Company's common stock received the same aggregate gross distribution per share, which was $0.3395 per share since inception through September 30, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes as of September 30, 2020:

Declaration Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
December 31, 2019	$0.0189	$0.0250	$—	$—
January 30, 2020	$0.0222	$0.0294	$—	$—
February 27, 2020	$0.0272	$0.0341	$—	$—
March 30, 2020	$0.0267	$0.0341	$—	$—
April 30, 2020	$0.0272	$0.0344	$—	$—
May 29, 2020	$0.0288	$0.0361	$—	$—
June 30, 2020	$0.0293	$0.0365	$—	$—
July 30, 2020	$0.0291	$0.0365	$—	$—
August 28, 2020	$0.0293	$0.0367	$—	$—
September 29, 2020	$0.0295	$0.0367	$—	$—
Total	$0.2682	$0.3395	$—	$—

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

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

The following table sets forth the total assets by segment:

	September 30, 2020	December 31, 2019
Multifamily	$138,643,545	$140,841,295
Office	136,157,312	93,629,245
Real estate-related loans and securities	80,200,726	49,297,799
Other (Corporate)	32,604,010	29,717,653
Total assets	$387,605,593	$313,485,992

The following table sets forth the financial results by segment for the three months ended September 30, 2020:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$2,754,251	$3,258,512	$—	$6,012,763
Other revenues	134,855	155,602	—	290,457
Total revenues	2,889,106	3,414,114	—	6,303,220

Expenses:
Rental property operating	1,253,240	1,459,487	—	2,712,727
Total rental operating expenses	1,253,240	1,459,487	—	2,712,727
Income from real estate-related loans and securities	—	—	1,116,904	1,116,904
Realized loss on investments	—	—	(154,435)	(154,435)
Unrealized gain on investments	—	44,552	1,652,582	1,697,134
Segment net operating income	$1,635,866	$1,999,179	$2,769,486	$6,250,096

Depreciation and amortization	$1,200,474	$1,809,322	$—	$3,009,796
General and administrative expenses				849,447
Management fee				504,197
Performance fee				494,497
Interest expense				1,127,441
Net income				264,718
Net loss attributable to non-controlling interests				36,348
Net income attributable to stockholders				$301,066

The following table sets forth the financial results by segment for the nine months ended September 30, 2020:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$8,150,932	$9,221,225	$—	$17,372,157
Other revenues	358,090	517,805	—	875,895
Total revenues	8,509,022	9,739,030	—	18,248,052

Expenses:
Rental property operating	3,478,864	3,720,622	—	7,199,486
Total rental operating expenses	3,478,864	3,720,622	—	7,199,486
Income from real estate-related loans and securities	—	—	3,808,584	3,808,584
Realized loss on investments	—	—	(154,435)	(154,435)
Unrealized (loss) gain on investments	—	(739,750)	2,173,817	1,434,067
Segment net operating income	$5,030,158	$5,278,658	$5,982,401	$16,136,782

Depreciation and amortization	$4,900,365	$5,275,248	$—	$10,175,613
General and administrative expenses				2,239,424
Management fee				635,187
Performance participation allocation				1,492,826
Interest expense				3,749,763
Net loss				(2,156,031)
Net loss attributable to non-controlling interests				250,996
Net loss attributable to stockholders				$(1,905,035)

The following table sets forth the financial results by segment for the three months ended September 30, 2019:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$1,333,869	$964,871	$—	$2,298,740
Other revenues	99,309	74,777	—	174,086
Total revenues	1,433,178	1,039,648	—	2,472,826

Expenses:
Rental property operating	663,178	293,728	—	956,906
Total rental operating expenses	663,178	293,728	—	956,906
Income from real estate-related loans and securities	—	—	910,192	910,192
Unrealized gain (loss) on investments	—	—	—	—
Segment net operating income	$770,000	$745,920	$910,192	$2,426,112

Depreciation and amortization	$1,185,547	$612,959	$—	$1,798,506
General and administrative expenses				649,722
Performance fee				—
Interest expense				1,513,816
Net loss				(1,535,932)
Net loss attributable to non-controlling interests				93,481
Net loss attributable to stockholders				$(1,442,451)

The following table sets forth the financial results by segment for the nine months ended September 30, 2019:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$2,575,569	$964,871	$—	$3,540,440
Other revenues	86,331	74,777	—	161,108
Total revenues	2,661,900	1,039,648	—	3,701,548

Expenses:
Rental property operating	1,143,551	293,728	—	1,437,279
Total rental operating expenses	1,143,551	293,728	—	1,437,279
Income from real estate-related loans and securities	—	—	1,051,580	1,051,580
Unrealized gain (loss) on investments	—	—	—	—
Segment net operating income	$1,518,349	$745,920	$1,051,580	$3,315,849

Depreciation and amortization	$2,228,823	$612,959	$—	$2,841,782
General and administrative expenses				1,099,118
Performance fee				—
Interest expense				2,197,613
Net loss				(2,822,664)
Net loss attributable to non-controlling interests				165,016
Net loss attributable to stockholders				$(2,657,648)

14. Subsequent Events

The Company has evaluated events from September 30, 2020 through the date the financial statements were issued.

Investments

Subsequent to September 30, 2020, the Company sold an aggregate of $5.8 million of floating-rate CMBS.

Status of the Offering

As of November 13, 2020, the Company had sold an aggregate of 20,390,166 shares of its common stock (consisting of 12,380,639 Class S shares and 8,009,527 Class I shares) in the Offering resulting in net proceeds of $205.6 million to the Company as payment for such shares.

Distributions

Subsequent to September 30, 2020, the Company declared gross distributions as follows:

Record Date	Class S	Class I	Class T	Class D
October 29, 2020	$0.0369	$0.0369	—	—

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
Forward-Looking Statements
Statements contained in this Form 10-Q that are not historical facts are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-223022), as amended, under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Part II. Item 1A Risk Factors of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 and elsewhere in this Form 10-Q, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.

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
As of September 30, 2020, we own and operate four investments in real estate, and hold two investments in real estate-related loans and ten short-term real estate debt-related securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally (including COVID-19), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related loans.

COVID-19
The ongoing COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant uncertainty and volatility in financial markets.
The global impact of the outbreak has been rapidly evolving, and has spread around the world with many countries and other jurisdictions instituting quarantines, shelter in place orders, restrictions on travel, and limiting operations of non-essential businesses in an effort to reduce the spread of infection. Among other effects, these actions have created a disruption in global supply chains, a reduction in purchases by consumers, significantly increased unemployment, a demand shock in oil prices and have adversely impacted a number of industries directly, such as transportation, hospitality and entertainment. The outbreak is expected to have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown with no known duration. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the novel coronavirus at this time is unknown. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to the Company’s performance and financial results, such as negative impact to occupancy, rent collections, results of operations or market values of its properties, increased costs of operations, increased risk of defaults in its portfolio of real estate debt investments, decreased availability of financing arrangements, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact the novel coronavirus will have on our financial results at this time.
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

Portfolio Highlights

Our NAV per share increased for our Class I and Class S shares during the third quarter (up 1.11% and 0.79% from June 30, 2020, respectively). The price movement was driven by appreciation on our real property investments (particularly on our multifamily properties) and real estate-related debt investments. Rent and interest income collections remain steady, with third quarter collections reported at 95% at the time of this filing after accounting for contractual rent deferrals of 1%. This compares to collections of 98% for the second quarter after accounting for contractual rent deferrals of 4%.

During the quarter, we purchased $4.0 million face amount of floating-rate CMBS collateralized by WoodSpring Suites Extended Stay Hotels and sold $5.0 million face amount of Industrial Paper. There were no other material acquisitions or dispositions during the quarter. As of September 30, 2020, our portfolio was invested 71% in real property, 20% in real estate-related debt and 9% in cash and cash equivalents. Our real property investments are split between multifamily (52%) and office (48%). We continue to hold ample liquidity, and with a modest leverage ratio of 40% (compared to 43% at the end of the second quarter) and no outstanding borrowings against any of our debt positions, we remain confident in our ability to manage through volatility and capitalize on future investment opportunities. We are actively evaluating a number of opportunities in both the debt and equity space.

Q3 2020 Highlights

Operating Results:
•Raised $5.5 million of net proceeds from our Offering.
•Issued 1,301,043 shares of common stock consisting of 1,225,424 Class S and 75,619 Class I shares.
•Reinvested dividends of $0.6 million.
•Declared gross distributions of $0.0365, $0.0367 and $0.0367 per share on July 30, August 28 and September 29, respectively.

Investments:
•Invested $4.0 million into floating-rate commercial mortgage backed securities, which were collateralized by pools of commercial real estate debt.
•Sold $5.0 million of floating-rate commercial mortgage backed securities and recognized a $0.2 million loss as a result of the sale.

Portfolio
Real Estate
The following table provides information regarding our portfolio of real properties as of September 30, 2020:

Investment	Location	Type	Acquisition Date	Ownership Percentage(1)	Amortized Cost Basis	Square Feet / Number of Units	Occupancy Rate(2)
Anzio Apartments	Georgia	Multifamily	April 2019	90.0%	$56,688,694	448	95.5%
Two Liberty Center	Virginia	Office	August 2019	96.5%	83,927,217	179,000	94.4%
Ezlyn	Colorado	Multifamily	December 2019	90.0%	78,708,905	332	94.9%
Lakes	California	Office	February 2020	95.0%	34,661,964	177,000	83.9%
Total					$253,986,780

(1)	Certain of the joint venture agreements entered into by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.

(2)	The occupancy rate is as of September 30, 2020

Investments in Real Estate-Related Loans and Securities

The following table details the Company's commercial mortgage backed securities for the nine months ended September 30, 2020:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Trade Date	Face Amount	Beginning Balance 12/31/19	Purchases	Sales	Unrealized Gain / (Loss)(2)	Ending Balance 9/30/20	Realized Gain / (Loss)(3)
BX 2020 BXLP G	Industrial Paper	L+2.50%	12/15/29	Principal due at maturity	01/23/20	$10,827,000	$—	$10,784,627	$(5,000,000)	$(63,089)	$5,721,538	(154,435)
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	02/04/20	4,000,000	—	4,005,000	—	(78,600)	3,926,400	—
BXMT 2020 FL 2	Commercial Real Estate Collateralized Loan Obligation	L+1.95%	2/16/37	Principal due at maturity	01/31/20	4,000,000	—	4,000,000	—	(199,200)	3,800,800	—
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	03/19/20	3,700,000	—	2,511,539	—	636,791	3,148,330	—
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	03/20/20	1,998,000	—	1,408,342	—	473,974	1,882,316	—
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	03/30/20	1,550,000	—	1,006,970	—	419,495	1,426,465	—
BX 2020 VIVA D	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	4,680,982	—	3,905,526	—	363,530	4,269,056	—
BX 2020 VIVA E	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	2,319,018	—	1,790,168	—	221,116	2,011,284	—
CGCMT 2020-WSS E	WoodSpring Suites Extended Stay Hotel	L+2.41%	2/16/27	Principal due at maturity	07/08/20	1,839,000	—	1,466,235	—	150,557	1,616,792	—
CGCMT 2020-WSS F	WoodSpring Suites Extended Stay Hotel	L+2.71%	2/16/27	Principal due at maturity	07/08/20	3,160,000	—	2,419,063	—	249,243	2,668,306	—
						$38,074,000	$—	$33,297,470	$(5,000,000)	$2,173,817	$30,471,287	$(154,435)

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of September 30, 2020 and December 31, 2019, one-month LIBOR was equal to 0.15% and 1.76%, respectively.

(2)	Unrealized gain/loss on debt security investments are determined using price quotations provided by independent third party valuation firms and are included in other income (expense) on the consolidated statement of operations.
(3)	Realized gain/loss is included in other income (expense) on the consolidated statement of operations.

The following table details the Company's real estate-related loan investments as of September 30, 2020:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	$25,000,000	$(270,561)	$24,729,439
						$50,000,000	$(270,561)	$49,729,439

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of September 30, 2020 and December 31, 2019, one-month LIBOR was equal to 0.15% and 1.76%, respectively.
(2)	Neither investment is subject to delinquent principal or interest as of September 30, 2020 or December 31, 2019.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
(4)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.

Results of Operations

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and across its portfolio, including how it will impact its tenants. While the Company did not experience significant disruptions during the nine months ended September 30, 2020 from the COVID-19 pandemic, it is unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
The Company received certain rent relief requests, predominately in the form of rent deferral requests, as a result of COVID-19. The Company is carefully evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, and (to the extent practical) the Company is not foregoing its contractual rights under its lease agreements. Current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. As of September 30, 2020, we had agreed to rent deferral arrangements with respect to approximately1% of the aggregate rents we are entitled to receive. We will continue to work closely with our impacted tenants to address their concerns on a case-by-case basis, seeking solutions that address immediate cash flow interruptions while maintaining long term lease obligations. The impact of the COVID-19 pandemic on our rental revenue for the fourth quarter of 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

Revenues

Revenues increased for the three months ended September 30, 2020 compared to the same period in the prior year due to owning and operating four properties compared to two properties in the prior year period. Revenues of $6.3 million for the three months ended September 30, 2020 related to the Company's four properties and consisted of $5.7 million of rental revenues, $0.3 million of tenant reimbursements and $0.3 million of ancillary income and fees. Revenues of $2.5 million for the three months ended September 30, 2019 related to the Company's Anzio Apartments and Two Liberty properties and consisted of $2.2 million of rental revenues, $0.1 million of tenant reimbursements and $0.2 million of ancillary income and fees.

Revenues increased for the nine months ended September 30, 2020 compared to the same period in the prior year due to owning and operating four properties compared to two properties in the prior year period. Revenues of $18.2 million for the nine months ended September 30, 2020 related to the Company's four properties and consisted of $16.4 million of rental revenues, $0.9 million of tenant reimbursements and $0.9 million of ancillary income and fees. Revenues of $3.7 million for the nine months ended September 30, 2019 related to the Company's Anzio Apartments and Two Liberty properties and consisted of $3.4 million of rental revenues, $0.2 million of tenant reimbursements and $0.1 million of ancillary income and fees.

Rental Property Operating Expenses

Rental property operating expenses increased for the three months ended September 30, 2020 compared to the same period in the prior year due to owning and operating four properties compared to two properties in the prior year period. Rental property operating expenses of $2.7 million for the three months ended September 30, 2020 related to the Company's four properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense. Rental property operating expenses of $1.0 million for the three months ended September 30, 2019 related to the Company's Anzio Apartments and Two Liberty properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense.

Rental property operating expenses increased for the nine months ended September 30, 2020 compared to the same period in the prior year due to owning and operating four properties compared to two properties in the prior year period. Rental property operating expenses of $7.2 million for the nine months ended September 30, 2020 related to the Company's four properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense. Rental property operating expenses of $1.4 million for the nine months ended September 30, 2019 related to the Company's Anzio Apartments and Two Liberty properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense.

General and Administrative Expenses

General and administrative expenses of $0.8 million for the three months ended September 30, 2020 consisted of legal fees, audit fees, professional tax fees, valuation fees, board of director fees and miscellaneous expenses. General and administrative expenses of $0.6 million for the three months ended September 30, 2019 consisted of legal fees, audit fees and board of director fees. The increase in general and administrative expenses is primarily due to owning four properties, two loan investments and ten securities investments compared to two property and two loan investments in prior year.

General and administrative expenses of $2.2 million for the nine months ended September 30, 2020 consisted of legal fees, audit fees, professional tax fees, board of director fees and miscellaneous expenses. General and administrative expenses of $1.1 million for the nine months ended September 30, 2019 consisted of legal fees, audit fees and board of director fees. The increase in general and administrative expenses is primarily due to owning four properties, two loan investments and ten securities investments compared to two property and two loan investments in prior year.

Management Fee

During the three and nine months ended September 30, 2020, we recognized a management fee of $0.5 million and $0.6 million, respectively, payable to the Adviser as compensation in connection with the ongoing management of the assets of the Company. We did not have any such management fees in the three and nine months ended September 30, 2019.

Performance Fee

During the three and nine months ended September 30, 2020, we recognized accrued performance fees of $0.5 million and $1.5 million, respectively. We did not have any such fees in the three and nine months ended September 30, 2019.

Depreciation and Amortization

Depreciation and amortization expense of $3.0 million for the three months ended September 30, 2020 related to the Company's four properties. Depreciation and amortization expense of $1.8 million for the three months ended September 30, 2019 related to the Company's Anzio Apartments and Two Liberty properties.

Depreciation and amortization expense of $10.2 million for the nine months ended September 30, 2020 related to the Company's four properties. Depreciation and amortization expense of $2.8 million for the nine months ended September 30, 2019 related to the Company's Anzio Apartments and Two Liberty properties.

Income from Real Estate-Related Loans and Interest Income

Interest income of $1.1 million for the three months ended September 30, 2020 related primarily to interest income earned on the Atlantis Mezzanine Loan of $0.4 million, interest earned on the IMC/AMC Bond Investment of $0.4 million and interest earned on floating-rate commercial mortgage backed securities of $0.2 million. Interest income of $0.9 million for the three months ended September 30, 2019 related primarily to interest income earned on the Atlantis Mezzanine Loan of $0.6 million, interest earned on the IMC/AMC Bond Investment of $0.2 million and discount accretion of $0.2 million. The increase in the current year is due to owning two loan investments and ten securities investments compared to two loan investments in the prior year period.

Interest income of $3.8 million for the nine months ended September 30, 2020 related primarily to interest income earned on the Atlantis Mezzanine Loan of $1.4 million, interest earned on the IMC/AMC Bond Investment of $1.3 million, interest earned on floating-rate commercial mortgage backed securities of $0.6 million and discount accretion of $0.4 million. Interest income of $1.1 million for the nine months ended September 30, 2019 related primarily to interest income earned on the Atlantis Mezzanine Loan of $0.7 million, interest earned on the IMC/AMC Bond Investment of $0.2 million and discount accretion of $0.2 million. The increase in the current year is due to owning two loan investments and ten securities investments compared to two loan investments in the prior year period.

Interest Expense

Interest expense of $1.1 million for the three months ended September 30, 2020 consisted of $1.0 million of mortgage loan interest and $0.1 million of loan fee amortization on four property investments. Interest expense of $1.5 million for the three months ended September 30, 2019 consisted of $0.7 million of mortgage loan interest on two property investments and $0.8 million of Line of Credit interest. The decrease in the current year is due to the settlement of the Line of Credit in the prior year offset by higher interest expense from owning four property investments compared to two property investments in the prior year.

Interest expense of $3.7 million for the nine months ended September 30, 2020 consisted of $3.6 million of mortgage loan interest and $0.1 million of loan fee amortization on four property investments. Interest expense of $2.2 million for the nine months ended September 30, 2019 consisted of $1.1 million of mortgage loan interest on two property investments and $1.1 million of Line of Credit interest. The increase in the current year is due to owning four property investments compared to two property investments in the prior year offset by lower interest expense due the Line of Credit settlement in prior year and lower interest rates.

Realized Gains and Losses on Investments

During the three and nine months ended September 30, 2020, we sold $5.0 million of floating-rate commercial mortgage backed securities and recognized a loss of $0.2 million as a result of the sale.

Unrealized Gains and Losses on Investments
During the three months ended September 30, 2020, we recognized an unrealized gain of $1.7 million, primarily due to mark-to-market increases in the value of our CMBS due to market volatility related to COVID-19. We did not have any such investments or unrealized gains in the three months ended September 30, 2019.

During the nine months ended September 30, 2020, we recognized an unrealized gain of $1.4 million, primarily due to mark-to-market increases in the value of our CMBS due to market volatility related to COVID-19. We did not have any such investments or unrealized gains in the nine months ended September 30, 2019.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests of $0.04 million for the three months ended September 30, 2020 related to losses allocable to the interests held by the Company's joint venture partners in Anzio Apartments, Two Liberty Center, Ezlyn and the Lakes properties. Net loss attributable to non-controlling interests of $0.09 million for the three months ended September 30, 2019 related to losses allocable to the interests held by the Company's joint venture partners in Anzio Apartments and Two Liberty properties.

Net loss attributable to non-controlling interests of $0.3 million for the nine months ended September 30, 2020 related to losses allocable to the interests held by the Company's joint venture partners in Anzio Apartments, Two Liberty Center, Ezlyn and the Lakes properties. Net loss attributable to non-controlling interests of $0.2 million for the nine months ended September 30, 2019 related to losses allocable to the interests held by the Company's joint venture partner in Anzio Apartments and Two Liberty properties.
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
As of September 30, 2020 and December 31, 2019, the Adviser and its affiliates had incurred approximately $5.2 million of organization and offering expenses on our behalf, which were reimbursable only if we broke escrow for our Offering. On December 6, 2019, the date on which we broke escrow for our Offering, the Company accrued approximately $0.9 million of organization expenses and $4.3 million of offering expenses payable to the Adviser, which will be reimbursed ratably over a 60 month period beginning on December 6, 2020, the first anniversary of the date we broke escrow for our Offering.
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

On June 5, 2020, the Company entered into the Credit Agreement with Oaktree Fund GP I, L.P., (the "Lender"), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million, which was undrawn as of September 30, 2020. The Credit Agreement expires on June 30, 2021, subject to one-year extension options requiring Lender approval. Borrowings under the Credit Agreement will bear interest at a rate of the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%.
As of September 30, 2020, our indebtedness consisted of our mortgage loans secured by our real property investments.

The following table summarizes the Company's mortgage loans:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	September 30, 2020	December 31, 2019
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan(2)	L + 1.50%	August 2024	61,971,000	61,971,000
Ezlyn mortgage loan	3.38%	December 2026	53,040,000	53,040,000
Lakes mortgage loan(2)	L + 1.55%	February 2025	27,900,000	—
Total mortgage loans			187,311,000	159,411,000
Less: deferred financing costs, net			(1,135,327)	(934,146)
Mortgage loans, net			$186,175,673	$158,476,854

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of September 30, 2020 and December 31, 2019, one-month LIBOR was equal to 0.15% and 1.76%, respectively.
(2)	The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of September 30, 2020.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Cash flows provided by operating activities	$8,585,350	$1,704,856
Cash flows used in investing activities	(71,926,986)	(202,610,820)
Cash flows provided by financing activities	71,624,176	207,012,497
Net change in cash and cash equivalents and restricted cash	$8,282,540	$6,106,533

Cash flows provided by operating activities for the nine months ended September 30, 2020 related primarily to cash payments and receipts associated with operations at our four property investments, two real estate-related loans and ten commercial mortgage backed securities. Cash flows provided by operating activities for the nine months ended September 30, 2019 related to cash payments and receipts associated with operations at two property investments and two real estate-related loan investments. Our cash flows provided by operating activities have been negatively impacted by COVID-19, as our rent collections have decreased slightly and we have entered into certain rent deferral arrangements. The rent deferrals are expected to result in increased cash flows provided by operating activities in future periods when deferred rent is collected.

Cash flows used in investing activities for the nine months ended September 30, 2020 relates to the acquisition of one property investment, acquisitions of ten commercial mortgage backed securities and building improvements to our real estate, offset by cash flows provided by selling a portion of one commercial mortgage backed security. Cash flows used in investing activities for the nine months ended September 30, 2019 relates to our acquisition of two property investments and two real estate-related loan investments and building improvements to our real estate.

Cash flows provided by financing activities for the nine months ended September 30, 2020 relates to proceeds from issuance of common stock, issuance of a mortgage loan and contributions from non-controlling interests offset by repurchases of common stock and distributions paid. Cash flows provided by financing activities for the nine months ended September 30, 2019 relates primarily to borrowings on two mortgage loans for our asset acquisitions, proceeds from our affiliate line of credit and contributions from non-controlling interests.

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class T, Class D and Class I common stock. The following table provides a breakdown of the major components of our NAV as of September 30, 2020:

Components of NAV	September 30, 2020
Investments in real properties	$283,126,059
Investments in real estate-related loans and securities	78,753,788
Cash and cash equivalents	35,281,822
Restricted cash	4,050,922
Other assets	3,396,573
Debt obligations	(182,491,412)
Accrued performance fee(1)	(1,693,474)
Accrued stockholder servicing fees(2)	(83,960)
Management fee payable	(337,242)
Distribution payable	(641,154)
Subscriptions received in advance	—
Other liabilities	(9,966,269)
Non-controlling interests in joint ventures	(7,614,278)
Net asset value(3)	$201,781,375
Number of shares outstanding	19,428,163

(1)	Includes accrued performance fee that became payable to the Adviser on December 31, 2019, for which, the Adviser has deferred receipt of until December 31, 2020.
(2)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers.

(3)
See Reconciliation of Stockholders’ equity to NAV below for an explanation of the difference between the $202 million of our NAV and the $178 million of our stockholders' equity under accounting principles generally accepted in the United States of America (“GAAP”).

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Total
Net asset value	$122,650,103	$79,131,272	$—	$—	$201,781,375
Number of shares outstanding	11,838,419	7,589,744	—	—	19,428,163
NAV Per Share as of September 30, 2020	$10.3603	$10.4261	$—	$—

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2020 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.86%	5.61%
Office	7.20%	6.45%

These assumptions are determined by the Adviser, and reviewed by our independent valuation adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Office Investment Values
Discount Rate	0.25% decrease	2.04%	1.91%
(weighted average)	0.25% increase	(1.91)%	(1.84)%
Exit Capitalization Rate	0.25% decrease	2.93%	2.72%
(weighted average)	0.25% increase	(2.66)%	(2.50)%
The following table reconciles stockholders' equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders' equity to NAV	September 30, 2020
Stockholders' equity under GAAP	$177,566,766
Adjustments:
Accrued stockholder servicing fee	83,960
Deferred rent	(1,091,445)
Organizational and offering costs	6,380,465
Commissions	587,815
Unrealized real estate appreciation and depreciation	5,770,661
Non-controlling interest	(1,856,440)
Accumulated amortization of discount	(848,279)
Accumulated depreciation and amortization	15,187,872
NAV	$201,781,375
The following details the adjustments to reconcile stockholders’ equity under GAAP to our NAV:
•Accrued stockholder servicing fee represents the monthly cost of the stockholder servicing fee for Class S, shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.
•Deferred rent represents straight line rents recorded under GAAP. For NAV, deferred rental revenues are excluded.
•The Adviser agreed to advance certain organization and offering costs on our behalf through December 6, 2020. Such costs are being reimbursed to the Adviser pro rata over 60 months beginning December 7, 2020. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over 60 months
•Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes, term loans, revolving credit facilities, and repurchase agreements (“Debt”) are recorded at their carrying value in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not recorded in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.
•In addition, we depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is excluded for purposes of determining our NAV.

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
We also believe funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental disclosure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items on our distributions. FAD is calculated as AFFO excluding (i) management fees paid in shares or operating partnership units even if repurchased by us, and including deductions for (ii) stockholder servicing fees paid during the period, and (iii) similar adjustments for unconsolidated joint ventures. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on real estate related securities. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions, and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders:

	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
Net loss attributable to stockholders	$301,066	$(1,905,035)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	3,009,796	10,175,613
Amount attributed to non-controlling interests for above adjustments	(195,685)	(707,544)
FFO attributable to stockholders	3,115,177	7,563,034
Adjustments to arrive at AFFO:
Straight-line rental income	(390,616)	(1,091,446)
Amortization of above and below market lease intangibles and lease inducements	23,766	170,418
Amortization of mortgage premium/discount	(37,007)	(431,640)
Amortization of restricted stock awards	18,219	54,229
Unrealized gain from changes in fair values of real estate-related loans and securities	(1,697,134)	(1,434,067)
Non-cash performance participation allocation	494,497	1,492,826
Amount attributable to non-controlling interests for above adjustments	12,635	34,709
AFFO attributable to stockholders	1,539,537	6,358,063
Adjustments to arrive at FAD:
Realized loss on real estate-related loans and securities	154,435	154,435
Management fees paid in shares	504,197	635,187
Stockholder servicing fees	(248,012)	(628,567)
FAD attributable to stockholders	$1,950,157	$6,519,118
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

Distributions

Beginning December 31, 2019, we declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Each class of our common stock received the same aggregate gross distribution per share, which was $0.3395 per share since inception through September 30, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes as of September 30, 2020:

Declaration Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
December 31, 2019	$0.0189	$0.0250	$—	$—
January 30, 2020	$0.0222	$0.0294	$—	$—
February 27, 2020	$0.0272	$0.0341	$—	$—
March 30, 2020	$0.0267	$0.0341	$—	$—
April 30, 2020	$0.0272	$0.0344	$—	$—
May 29, 2020	$0.0288	$0.0361	$—	$—
June 30, 2020	$0.0293	$0.0365	$—	$—
July 30, 2020	$0.0291	$0.0365	$—	$—
August 28, 2020	$0.0293	$0.0367	$—	$—
September 29, 2020	$0.0295	$0.0367	$—	$—
Total	$0.2682	$0.3395	$—	$—

The following table summarizes our distributions declared during the three and nine months ended September 30, 2020:

	For the three months ended September 30, 2020		For the nine months ended September 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$1,249,159	66%	$3,697,729	71%
Reinvested in shares	647,469	34%	1,481,582	29%
Total distributions	$1,896,628	100%	$5,179,311	100%

Sources of Distributions
Cash flows from operating activities	$1,896,628	100%	$5,179,311	100%
Offering proceeds	—	—	—	—
Total sources of distributions	$1,896,628	100%	$5,179,311	100%
Cash flows from operating activities	$3,049,128		$8,585,350
Funds from Operations	$3,115,177		$7,563,034
Adjusted Funds from Operations	$1,539,537		$6,358,063
Funds Available for Distribution	$1,950,157		$6,519,118

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Indebtedness
We expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of September 30, 2020, the outstanding principal balance of our variable rate indebtedness was $134.3 million and consisted of three mortgage loans.
Our mortgage loans are variable rate and indexed to the one-month and daily U.S. Dollar denominated LIBOR. For the nine months ended September 30, 2020, a 10% increase in one-month and daily U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $0.07 million.
Investment in real estate-related loans and securities

As of September 30, 2020, we held $80.2 million of investments in two real estate-related loans and ten commercial mortgage backed securities. Our investments are floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the nine months ended September 30, 2020, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.04 million.
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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, we were not involved in any legal proceedings.

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
Except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2020, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 10 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash or shares of common stock at the Adviser's election. The Adviser elected to receive its management fees in shares of common stock and agreed to waive its management fee for the first six months following the December 6, 2019 break escrow date for the Offering. For the three months ended September 30, 2020, the Adviser elected to receive its management fee in Class I shares and we issued 28,812 unregistered Class I shares to the Adviser in satisfaction of the management fee for June and July 2020.

Use of Proceeds from Registered Securities
On April 30, 2018, our Registration Statement on Form S-11 (File No. 333-223022), covering our public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of September 30, 2020, we had received net proceeds of $190.3 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Total
Offering proceeds:
Shares sold	11,838,419	7,589,744	—	—	19,428,163
Gross offering proceeds	$120,172,607	$76,201,449	$—	$—	$196,374,056
Stockholder servicing fee	(664,376)	—	—	—	(664,376)
Selling commissions and dealer manager fees	(587,815)	—	—	—	(587,815)
Offering costs	(2,951,155)	(1,871,327)	—	—	(4,822,482)
Net offering proceeds	$115,969,261	$74,330,122	$—	$—	$190,299,383

We primarily used the net proceeds from the Offering toward the acquisition of $272.6 million in real estate and $83.2 million of real estate-related loans and securities and the repayment of our line of credit with an affiliate of Oaktree. In addition to the net proceeds from the Offering, we financed our acquisitions with $187.3 million of financing secured by our investments in real estate. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on our borrowings.

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
Under the repurchase arrangement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the nine months ended September 30, 2020, the Company repurchased 1,693,220 shares from the Oaktree Investor at a price of $10.00 per share. As of September 30, 2020, the Oaktree Investor held 7,043,608 of the Company's outstanding Class I shares.
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
During the three months ended September 30, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
July 1- July 31, 2020	151,250	0.79%	$10.0000	—	—
August 1- August 31, 2020	274,125	1.43%	$10.0000	—	—
September 1- September 30, 2020	364,500	1.88%	$10.0000	—	—
Total	789,875	4.10%

(1)	789,875 shares were repurchased from the Oaktree Investor.

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

OAKTREE REAL ESTATE INCOME TRUST, INC.

November 13, 2020	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)

November 13, 2020	/s/ Brian Grefsrud
Date	Brian Grefsrud
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)