Form 10-K
period 2020-12-31
OAKTREE REAL ESTATE INCOME TRUST, INC.
filed 2021-03-31
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  X

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of March 30, 2021 was 21,614,752 (consisting of 14,411,775 Class S shares, 7,129,017 Class I shares and 73,960 Class C shares).

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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

SUMMARY RISK FACTORS
An investment in shares of our common stock involves significant risks and is intended only for investors with a long-term investment horizon and who do not require immediate liquidity or guaranteed income. If we are unable to effectively manage the impact of these risks, we may not meet our investment objectives. Some of the more significant risks relating to an investment in shares of our common stock include:
•We have a limited operating history and there is no assurance that we will achieve our investment objectives.
•We have held our current investments for a short period of time and our stockholders will not have the opportunity to evaluate our future investments before we make them, which makes an investment in our common stock more speculative.
•Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan will provide stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may modify, suspend [or terminate] our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•We cannot guarantee that we will make distributions, and if we do we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources.
•The purchase and repurchase price for shares of our common stock will generally be based on our prior month’s net asset value (“NAV”) and will not be based on any public trading market. While there will be independent annual appraisals of our properties, the appraisal of properties is inherently subjective, and our NAV may not accurately reflect the actual price at which our assets could be liquidated on any given day.
•We have no employees and are dependent on the Adviser to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and other Real Estate Accounts (as defined below), the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.

•Our shares are being offering pursuant to a “best efforts” offering. If we are not able to raise a substantial amount of capital in the near term, our ability to achieve our investment objectives could be adversely affected.
•Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets. Borrowing also increases our risk of loss and exposure to negative economic effects.
•There are limits on the ownership and transferability of our shares.
•Investing in commercial real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market.
•Our operating results will be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located, including changes with respect to rising vacancy rates or decreasing market rental rates; fluctuations in the average occupancy; inability to lease space on favorable terms; bankruptcies, financial difficulties or lease defaults by our tenants; and changes in government rules, regulations and fiscal policies, such as property taxes, zoning laws, limitations on rental rates, and compliance costs with respect to environmental and other laws.
•The novel coronavirus (“COVID-19”) may have an adverse impact on our NAV, results of operations, cash flows and fundraising, ability to source new investments, obtain financing, fund distributions to stockholders and satisfy repurchase requests, among other factors.
•If we fail to maintain our qualifications as a real estate investment trust (“REIT”) and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease as a result of being subject to corporate income tax.

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
The Company has registered with the Securities and Exchange Commission, (the "SEC"), an offering of up to $1,600,000,000 in shares in its primary offering and up to $400,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company is selling any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. We also engage in private offerings of our shares. The share classes have different upfront selling commissions and ongoing stockholder servicing fees.
As of March 30, 2021, we had received net proceeds (net of repurchases) of $218.9 million from selling an aggregate 21,614,752 shares of our common stock (consisting of 14,411,775 Class S shares, 7,129,017 Class I shares and 73,960 Class C shares). We have primarily used the net proceeds to make investments in real estate and real estate-related securities.
COVID-19
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and across its portfolio, including how it will impact its tenants. While the Company did not experience significant disruptions during the year ended December 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
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
Our Sponsor

Oaktree is a leading global alternative investment management firm with expertise in credit strategies. The firm was formed in 1995 by a group of individuals who had been investing together since the mid-1980s in high yield bonds, convertible securities and distressed debt. From those roots, the firm has developed an array of specialized real estate, credit and equity-oriented strategies. As of December 31, 2020, Oaktree comprises 1,071 employees with offices in numerous cities across several countries, of which the largest offices are in Los Angeles (headquarters), London, New York City and Hong Kong.

Oaktree has 351 investment professionals, including 193 senior investment professionals with an average of 20 years of industry experience, who among them possess the investing, research, analytical, legal, trading and other skills, as well as relationships and experience, that are necessary for long-term success in our complex markets.

The firm’s competitive advantages include its experienced team of investment professionals, a global platform and a unifying investment philosophy. This investment philosophy, which consists of six tenets--risk control, consistency, market inefficiency, specialization, bottom-up analysis and disavowal of market timing--is complemented by a set of core business principles that articulate Oaktree’s commitment to excellence in investing, commonality of interests with clients, a collaborative and cooperative culture, and a disciplined, opportunistic approach to the expansion of products.

Oaktree’s expertise investing across the capital structure has allowed it to cultivate a diversified mix of global investment strategies in six categories: real estate, distressed debt, corporate debt, control investing, convertible securities, and listed equities. Importantly, the expansion of Oaktree’s strategies has been achieved primarily through “step-outs” into highly related fields, based on identifying markets that Oaktree believes (a) have the potential for attractive returns and (b) can be exploited in a manner consistent with the firm’s risk-controlled philosophy.

Investment Objectives and Strategies
Our primary investment objectives are to:
•Invest in a diversified portfolio of income-producing real estate and real estate-related debt investments;
•Generate an attractive, stable level of current income for regular distributions to our stockholders; and
•Invest in assets with long-term growth potential to achieve attractive risk-adjusted total returns, with an emphasis on downside protection.
We cannot assure you that we will achieve our investment objectives. See Item 1A - "Risk Factors."
Our investment strategy is to invest in a diversified portfolio of:
•Income-producing real estate: U.S. commercial real estate with upside potential through modest management and asset-enhancement strategies;
•Private loans: performing real estate debt, primarily commercial first mortgages and mezzanine loans; and
•Traded securities: real estate-related securities, structured products and cash equivalents to help manage liquidity.
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
Investments in Real Estate

The following table provides detail of the Company's properties as of December 31, 2020:

Investment	Location	Type	Acquisition Date	Purchase Price(1)
Anzio Apartments	Lawrenceville, Georgia	Multifamily	April 2019	$59,785,956
Two Liberty Center	Ballston, Virginia	Office	August 2019	$92,203,715
Ezlyn	Westminster, Colorado	Multifamily	December 2019	$81,203,523
Lakes	West Covina, California	Office	February 2020	$41,024,719
Arbors	Dallas, Texas	Multifamily	December 2020	$64,112,256
(1) Purchase price is inclusive of closing costs.

Investments in Real Estate-Related Loans and Securities
The following table details the Company's commercial mortgage backed securities as of December 31, 2020:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Trade Date	Ending Balance 12/31/20
BX 2020 BXLP G	Industrial Paper	L+2.50%	12/15/29	Principal due at maturity	01/23/20	$5,727,361
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	02/04/20	3,861,200
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	03/19/20	3,320,380
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	03/20/20	1,960,837
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	03/30/20	1,505,980
BX 2020 VIVA D	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	3,285,402
BX 2020 VIVA E	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	2,193,095
CGCMT 2020-WSS F	WoodSpring Suites Extended Stay Hotel	L+2.71%	2/16/27	Principal due at maturity	07/08/20	2,859,340
						$24,713,595

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of December 31, 2020, one-month LIBOR was equal to 0.14%.
The Company did not have any commercial mortgage backed securities as of December 31, 2019.

The following table details the Company's real estate-related loan investments as of December 31, 2020:

						As of December 31, 2020
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(249,029)	24,750,971
						$50,000,000	$(249,029)	$49,750,971

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of December 31, 2020, one-month LIBOR was equal to 0.14%.
(2)	Neither investment is subject to delinquent principal or interest as of December 31, 2020.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
(4)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.

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
Regulation
As an owner of real estate, we will be subject to various environmental, securities, tax, property, housing (including laws related to rent and tenant rights) and other laws of federal, state and local governments. Compliance with federal, state and local laws is not expected to have a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not expect to incur material expenditures to comply with these laws and regulations.
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
Human Capital

We do not currently have any employees and rely on our Adviser to provide us with investment advisory services. These services are provided by individuals who are employees of our Adviser or one of its affiliates and each of our officers is an employee of our Adviser or one of its affiliates. Our executive officers also serve as officers of our Adviser and certain of its affiliates. Our Adviser is responsible for administering our business activities and day-to-day operations and providing us our executive management team, principal investment team and appropriate support personnel. Pursuant to the Advisory Agreement, our Adviser is entitled to receive a base management fee, an incentive fee and expense reimbursements.
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

While the investment programs of other investment funds, accounts, vehicles, products and/or other similar arrangements sponsored, advised, and/or managed by Oaktree or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative investment vehicles, over-flow funds and co-investment vehicles) which are organized to invest in, among other assets, (i) real estate, real estate-related debt and corporate securities, distressed mortgages and properties and other real estate-related investments; (ii) performing real estate-related debt, including commercial mortgage-backed securities; and (iii) well-located, high-quality commercial real estate that generates strong current cash flows and offers the potential for appreciation through moderate leasing and repositioning strategies (“Real Estate Accounts”) and our investment strategy each involve real estate-related investments and overlapping personnel, each of these accounts and strategies has distinct investment activities. Oaktree’s experience in managing other Real Estate Accounts and Other Oaktree Accounts is not necessarily applicable to us. There can be no assurance that we will be able to successfully identify, make and realize upon any particular investment or generate returns for our investors (or that such returns will be commensurate with the risks associated with an investment in us). Furthermore, there can be no assurance that our investors will receive any distributions from us. Accordingly, an investment in us should only be considered by investors who can afford a loss of their entire investment
We have held our current investments for a short period of time and our stockholders will not have the opportunity to evaluate our future investments before we make them, which makes an investment in our common stock more speculative.
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
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this report. Our board of directors (or a duly authorized committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and other tax considerations, Investment Company Act exemption, tax requirements, capital expenditure requirements and applicable law. Among the factors that could impair our ability to make distributions to our stockholders are:
•the limited size of our portfolio in the early stages of our development;
•our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•our inability to realize attractive risk-adjusted returns on our investments;
•high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•defaults in our investment portfolio or decreases in the value of our investments.
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

Purchases and repurchases of shares of our common stock may not be made based on the current NAV per share of our common stock.

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

For the purposes of calculating our monthly NAV, our properties will initially be valued at cost, which we expect to represent fair value at that time. Thereafter, the calculation of our monthly NAV will be determined by the Adviser based in part on annual appraisals of each of our properties by independent third-party appraisal firms that are reviewed by our independent valuation advisor and updated appraisals prepared by our independent valuation advisor in any month that does not include appraisals by an independent third-party appraisal firm for such properties. Our investments in traded real estate securities will initially be valued at cost, and thereafter will be valued monthly by the Adviser using quotations from third party pricing vendors. The independent valuation adviser will prepare monthly appraisals of our real estate related debt investments and property-level debt liabilities.

.Although monthly valuations of each of our real properties will be prepared by our independent valuation advisor, such valuations are based on asset and portfolio level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, budgeted revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will be reviewed and professional skepticism applied as to its reasonableness but will not be independently verified by our independent valuation advisor.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and Independent Brokerage Solutions LLC (the “Dealer Manager”) the Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets.

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

We anticipate that appraisals of our properties will be conducted at least once per month. Annual appraisals of our properties will be conducted by an independent third-party appraisal firm on a rolling basis, such that properties may be appraised at different times but each property would be appraised by an independent third-party appraisal firm at least once per year. In any month where an independent third-party appraisal firm does not prepare an appraisal for a property, our independent valuation advisor will prepare an appraisal for such property. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new monthly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.

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
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods used by our Adviser and State Street Bank and Trust Company to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and our stockholders should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles. These valuations may differ from actual values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Adviser’s management fee.

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
If we are able to quickly raise capital during our offering, we may have difficulty identifying and purchasing suitable properties on attractive terms. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for a Stockholders' investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to stockholders. If we fail to timely invest the net proceeds of our offering, our results of operations and financial condition may be adversely affected.
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
Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a board of directors resolution and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:
•staggering the board of directors into three classes;
•requiring a two-thirds vote of stockholders to remove directors;
•providing that only the board of directors can fix the size of the board;
•providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and

•providing for a majority requirement for the calling of a special meeting of stockholders.
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
Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which he would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:
•80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
•two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
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
Our charter permits our board of directors to authorize us to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
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

Maryland law limits our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.

Although the NASAA REIT Guidelines published by the North American Securities Administrators Association (“NASAA”) indicate that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are required to comply with the MGCL, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors and also require approval by our stockholders.

Your interest in us will be diluted if we issue additional shares.

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock (of which 250,000,000 shares are classified as Class T shares, 250,000,000 shares are classified as Class S shares, 125,000,000 shares are classified as Class D shares, 125,000,000 shares are classified as Class C shares and 250,000,000 shares are classified as Class I shares) and 50,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings (including using prices based on our NAV as of a different time than the applicable NAV used in our offering); (2) issue equity interests in private offerings (including using prices based on our NAV as of a different time than the applicable NAV used in this offering); (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; or (4) issue shares to the Adviser, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional shares, your percentage ownership interest in us will be diluted.

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

If we internalize our management functions, we could incur other significant costs associated with being self-managed and our internal management may not be effective.

Although not anticipated, our board of directors may decide in the future to internalize some or all of our management functions. If we do so, we may elect to negotiate to acquire assets of the Adviser and/or to directly employ the personnel of our sponsor or its affiliates to perform such services.

Additionally, our additional direct expenses, including the compensation or equity awards of our officers and other employees, may be greater if we internalize these roles, having an adverse impact on our net income.

If we seek to internalize all of our management functions, we could have difficulty integrating the functions previously performed by the Adviser as a stand-alone entity. Specifically, we may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Additionally, certain key employees may decline employment by us, instead remaining employees of our sponsor or its affiliates and presenting additional complication in managing key functions, including our investment process and our internal control over financial reporting.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in our offering, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend our offering to retail customers. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

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
The real estate industry is cyclical in nature, and a deterioration of real estate fundamentals generally, and in the United States in particular, will have an adverse effect on the performance of our investments. The value of real estate assets and real estate-related investments can fluctuate for various reasons. Real estate values can be seriously affected by many factors, including:
•interest rate fluctuations and lack of availability of financing;
•changes in global, national, regional or local economic, demographic or capital market conditions;
•acts of war or terrorism;
•bank liquidity;
•increases in borrowing rates;
•changes in environmental and zoning laws;
•overbuilding and increased competition for properties targeted by our investment strategy;
•future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•changes in supply and demand fundamentals;
•increases in property taxes;
•casualty or condemnation losses;
•bankruptcy, financial difficulty or lease default of a major tenant;
•regulatory limitations on rent;
•increased mortgage defaults and the availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable;
•changes in laws, regulations and fiscal policies, including increases in property taxes and limitations on rental rates; and
•wars, natural disasters, epidemics or pandemics, severe weather patterns, terrorist attacks and similar events.
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
For example, as a result of the 2008 financial crisis, the availability of debt financing secured by commercial real estate had been significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or tenant improvements. Any future financial market disruptions (including related to COVID-19) may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the cash available to make distributions and satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.
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
Certain countries have been susceptible to epidemics, such as severe acute respiratory syndrome, avian flu, H1N1/09 flu and, currently, novel coronavirus, or COVID-19. The epidemic or pandemic outbreak of an infectious disease in a country or region of the world or globally, together with any resulting restrictions on travel, transportation or production of goods or quarantines imposed, have had a negative impact on the national, regional or global economy and business activity in the United States. Recently, the outbreak of the novel coronavirus in many countries continues to adversely impact global commercial activity around the world and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus continue to be identified in additional countries, many countries have instituted quarantines and restrictions on travel. Such actions are creating disruption in global supply chains and customer activity, and adversely impact a number of industries, including, without limitation, transportation, hospitality and entertainment. The outbreak could have a continued adverse effect on economic and market conditions for a sustained period of time and may trigger a period of global economic slowdown. The rapid development and fluidity of these situations precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to our tenants and our performance and financial results.
While several countries, as well as certain states in the United States, have relaxed the public health restrictions with a view to partially or fully reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, in December 2020, the U.S. Food and Drug Administration authorized certain vaccines for emergency use. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the global economy including the U.S. is likely to continue to experience the lingering effects of the economic impact caused by COVID-19 containment measures including a prolonged recessionary environment in the United States.
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

The global outbreak of a new strain of coronavirus known as COVID-19 has been declared a pandemic. This outbreak continues to adversely impact global commercial activity and has contributed to significant uncertainty and volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, shelter in place orders, restrictions on travel, and limiting operations of non-essential businesses in an effort to flatten the infection curve and relieve stress on local healthcare systems. Among other effects, these actions are creating a disruption in global supply chains, a reduction in purchases by consumers, significantly increased unemployment, a demand shock in oil prices and adversely impacting a number of industries directly, such as transportation, hospitality and entertainment as well as economic stimulus and other government intervention. The outbreak is expected to have a continued adverse impact on economic and market conditions and to trigger a period of global economic slowdown with no known duration. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the novel coronavirus at this time is unknown. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to occupancy, results of operations or market values of the Company's properties, increased costs of operations, increased risk of defaults in its portfolio of real estate debt investments, decreased availability of financing arrangements, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.

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
Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each potential investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social, governance, real property and legal issues. Outside consultants, legal advisors, accountants, investment banks and other third parties, including affiliates of the Adviser or Oaktree, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. Further, where affiliates of Oaktree are utilized, if at all, the Adviser’s management fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Adviser is unable to timely engage third-party providers, their ability to evaluate and make more complex investments could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Adviser will rely on any available resources, including information provided by an underlying borrower and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this annual report and the prospectus for the Offering, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. There can be no assurance that we will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices of the obligor during the due diligence phase or during its efforts to monitor the investments on an ongoing basis or that any risk management procedures implemented by us will be adequate. In the event of fraud by any obligor of a loan originated or acquired by us or any of our subsidiaries, we may suffer a partial or total loss of its loan made to such obligor. An additional concern is the possibility of material misrepresentation or omission on the part of such obligor. Such inaccuracy or incompleteness may adversely affect the value of the investments. We will rely upon the accuracy and completeness of representations made by such obligor in the due diligence process to the extent reasonable when it makes investments, but cannot guarantee such accuracy or completeness.
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
We intend to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:
•we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;
•we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•acquired properties may fail to perform as expected;
•acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.
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
Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Oaktree affiliates) include:
•the joint venture partner may have economic or other interests that are inconsistent with our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture;
•tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner may cause it to want to take actions contrary to our interests;
•the joint venture partner may have joint control of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;
•under the joint venture arrangement, neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Oaktree;
•under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so; and
•our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such other vehicle not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time.
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

We may experience losses related to our properties arising from natural disasters such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes, typhoons and floods, though certain losses of a catastrophic nature may be uninsurable or insurable at such high rates that to maintain such coverage would cause an adverse impact to our profitability. Moreover, there can be no assurance that any insurance coverage we carry will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance for a property. As a result, not all investments may be insured against terrorism. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us and/or the Adviser.
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
•make it more difficult for us to secure new takeout financing for any multifamily development projects we acquire;
•hinder our ability to refinance any completed multifamily assets;
•decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of multifamily assets and;
•require us to obtain other sources of debt capital with potentially different terms.
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
Increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:
•rental residents deciding to share rental units and therefore rent fewer units;
•potential residents moving back into family homes or delaying leaving family homes;
•a reduced demand for higher-rent units;
•a decline in household formation;
•persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;
•the inability or unwillingness of residents to pay rent increases; and
•increased collection losses.
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
We may invest in bank loans (which may include mortgages and loans secured by real estate assets), participations in loans by way of a syndication or otherwise and credit-linked notes (“CLNs”). These obligations are subject to unique risks, including:
•the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights and bankruptcy laws;
•so-called lender-liability claims by the issuer of the obligations;
•environmental liabilities that may arise with respect to collateral securing the obligations;
•limitations on our ability to enforce directly its rights with respect to participations and CLNs.
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
We may make investments that could require substantial workout negotiations or restructuring in the event of a default or bankruptcy. There are a number of significant risks when investing in properties, real estate assets and companies involved in bankruptcy proceedings, including the following:
•many events in a bankruptcy are the product of contested matters and adversary proceedings that are beyond the control of the creditors;
•a bankruptcy filing may have adverse and permanent effects on a property, asset or company (for instance, we may lose its market position and key employees and otherwise become incapable of restoring itself as a viable entity, and, if the proceeding is converted to a liquidation, the liquidation value of the property, asset or company may not equal the liquidation value that was believed to exist at the time of the investment);
•the duration of a bankruptcy proceeding is difficult to predict and a creditor’s return on investment can be impacted adversely by delays while the plan of reorganization is being negotiated, approved by the creditors and confirmed by the bankruptcy court, and until it ultimately becomes effective;
•certain claims, such as claims for taxes, wages, employee and worker pensions and certain trade claims, may have priority by law over the claims of certain creditors;
•the administrative costs in connection with a bankruptcy proceeding are frequently high and will be paid out of the debtor’s estate prior to any return to creditors; and
•creditors can lose their ranking and priority in a variety of circumstances, including if they exercise “domination and control” over a debtor and other creditors can demonstrate that they have been harmed by such actions.
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
Subject to maintaining our REIT qualification and the limitations in our charter, we have and may continue to use leverage for our investments on a recourse or non-recourse basis or otherwise engage in certain investment activities that involve the use of leverage, including through credit default swaps or total return swaps. While leverage presents opportunities for increasing our total return, it may increase losses as well. Accordingly, any event that adversely affects the value of one of our investments would be magnified to the extent leverage is used. To the extent that we engage in any leveraging, we will be subject to the risks normally associated with debt financing, including those relating to the ability to refinance and the insufficiency of cash flow to meet principal and interest payments, which could significantly reduce or even eliminate the value of our equity in real estate investments. Leveraging our capital structure will mean that third parties, such as banks, may be entitled to the cash flow generated by such investments prior to us or our investors receiving a return. Additionally, if one of our assets is mortgaged or otherwise used as collateral to secure repayment of indebtedness and such payments are not made, the asset could be foreclosed upon by or otherwise transferred to the lender.
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
If we draw on a line of credit to pay distributions, fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.
We have entered into an uncommitted line of credit from an affiliate of Oaktree and may seek to obtain additional lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to pay distributions or fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to borrow under the line of credit or obtain additional lines of credit on financially reasonable terms. In addition, we may not be able to obtain a line of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to pay distributions or fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness.
Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2020, a 10% increase in one-month and daily U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $0.05 million.
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

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K., or the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023.

The U.S. Federal Reserve System, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation have issued guidance encouraging market participants to adopt alternatives to LIBOR in new contracts as soon as practicable and no later than December 31, 2021, and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years.

Our debt includes floating-rate loans for which the interest rates are tied to LIBOR and real estate-related investments with interest payments based on LIBOR. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. In addition, any benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our real estate debt investments, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our loan agreements that extend past December 31, 2021, or June 30, 2023, depending on the applicable LIBOR tenor and pending the outcome of the LIBOR administrator’s consultation. Such amendments and restructurings, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates. Moreover, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR.

We are assessing the impact of a potential transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

The exit by the United Kingdom (“U.K.”) from the European Union (“EU”) could adversely affect us.

The U.K. formally left the EU on January 31, 2020. There followed an implementation period, during which EU law continued to apply in the U.K. and the U.K. maintained its EU single market access rights and EU customs union membership. The implementation period expired in December 31, 2020. Consequently, the U.K. has become a third country vis-à-vis the EU, without access to the single market or membership of the E.U. customs union.

On December 30, 2020, the U.K. and the EU signed a trade and cooperation agreement (the “TCA”) to govern their on-going relationship. The TCA was officially ratified by the U.K. Parliament on December 30, 2020, and is currently awaiting ratification by the EU Parliament and Council. The TCA has applied provisionally since January 1, 2021, pending the E.U.’s formal ratification. It is anticipated that further details of the relationship between the U.K. and the EU will continue to be negotiated even after formal ratification of the TCA.

Over time, U.K. regulated firms and other U.K. businesses may be adversely affected by the terms of the TCA (assuming it is formally ratified by the E.U.), as compared with the position prior to the expiry of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate.

Although it is probable that any adverse effects flowing from the U.K.’s withdrawal from the EU will principally affect the U.K. (and those having an economic interest in, or connected to, the U.K.), given the size and global significance of the U.K.’s economy, unpredictability about the implications of its withdrawal from the EU the EU (and countries outside the EU) is likely to be an ongoing source of instability, produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the U.K. from the EU could therefore adversely affect us. In addition, although it seems less likely now than at the time of Britain’s referendum, the withdrawal of the U.K. from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU presenting similar and/or additional potential risks and consequences to our business and financial results.
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
Additionally, Oaktree has retained Bellwether Asset Management, Inc. (“Bellwether”), a privately held real estate asset services provider, as a consultant to certain Other Oaktree Accounts (including the Oaktree Real Estate Income Fund, L.P.,Real Estate Opportunities Funds, Oaktree Real Estate Debt Fund, L.P. (together with its parallel fund, “REDF I”), Oaktree Real Estate Debt Fund II, L.P. (together with any parallel funds, “REDF II”) and certain separate accounts that invest alongside REDF I and/or REDF II) and the Adviser will retain Bellwether as an outside service provider to us and/or its investments. Services performed by Bellwether include assisting with property management (including development projects), gathering, analyzing and sorting data from servicers and borrowers, synthesizing data into standardized management reports and analysis tools used by Oaktree to streamline financial and operational reporting, monitoring covenant compliance by borrowers, market surveillance, underwriting investment and disposition opportunities, modeling projected cash flows and associated investment returns, providing foundational data for valuations along with other valuation services, reviewing draw requests from borrowers, performing property-level accounting services along with other support services. The Adviser believes there is significant value in having an objective third party such as Bellwether provide these services instead of relying on borrowers to report directly to the Adviser. Using Bellwether to manage the reporting process also helps ensure that management reports present data in an organized manner for all portfolio investments, allowing the Adviser to have better information with which to monitor our portfolio. Such reporting would be difficult for many operating partners or borrowers to prepare on their own. Bellwether may also be retained by us as a special servicer in connection with non-performing loans and foreclosures. Oaktree, the Adviser and Bellwether may from time to time agree to expand or reduce the scope of services that Bellwether provides to us or to Other Oaktree Accounts. While neither Oaktree nor the Adviser are owners of or investors in Bellwether or are employers of Bellwether’s employees, Bellwether may provide asset management services to Oaktree-managed funds and accounts on an exclusive basis or nearly on an exclusive basis. The costs, fees and expenses relating to the services provided by Bellwether are borne by the funds and accounts to which such services are provided. Any costs, fees and expenses allocated to us will be treated as an expense borne by us (whether paid by us directly, by a portfolio company or by the Adviser or Oaktree and subsequently reimbursed by us). While such costs, fees and expenses are believed by the Adviser to be reasonable and generally at market rates for the relevant services provided, the arrangement with Bellwether may result in such costs, fees and expenses not always being comparable to those charged for such services by other third parties. Oaktree and the Adviser believe the largely exclusive arrangement with Bellwether will benefit our investors by improving the quality of reporting that Oaktree receives on our investments. Our overall share of costs, fees and expenses related to Bellwether’s engagement will vary based on the particular scope of services provided to us by Bellwether.
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

We are party to an uncommitted credit facility with an affiliate of Oaktree.

We have entered into a discretionary, unsecured, uncommitted credit facility (the “Credit Agreement”) with Oaktree Fund GP I, L.P., pursuant to which we may borrow up to $125 million at an interest rate equal to the then-current interest rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%. There can be no assurances that we will be able to borrow under the Credit Agreement. Because this Credit Agreement is with an affiliate of Oaktree, the terms of the agreement were not negotiated at arm’s-length. Oaktree may face conflicts of interest in connection with any borrowings or disputes under this Credit Agreement.
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
Oaktree and its affiliates currently manage and may in the future manage other Real Estate Accounts and other funds and accounts (collectively, the “Other Oaktree Accounts”). We may be subject to additional potential conflicts of interests with portfolio companies of Oaktree and Other Oaktree Accounts, including:
•Timbers Holdings, LLC. Oaktree Real Estate Opportunities Fund VI, L.P. (“ROF VI”), owns a 75% equity interest in Timbers Holdings, LLC (“Timbers”), a developer, operator and manager of luxury private resorts and residence clubs. Timbers acts as sales and marketing agent for a private residence club owned by Oaktree Real Estate Opportunities Fund V, L.P. (“ROF V”), an arrangement that existed prior to ROF VI’s investment in Timbers) and has been engaged to act as development manager for a property owned by ROF VI. Oaktree expects that Timbers may be engaged to provide services to one or more of our portfolio investments. While the payment of fees to a portfolio company of an

Other Oaktree Account may give rise to potential conflicts of interest, Oaktree intends to address any such conflicts by requiring that only Timbers’ management be involved in negotiating fees with Oaktree-managed funds. Any fee arrangements with Timbers are expected to be comparable to fees that could be obtained in an arm’s-length transaction with a third party. Oaktree anticipates that third-party clients will constitute a substantial majority of Timbers’ business.
•Sabal Financial Group, L.P. and Victoria Asset Management, LLC. The Real Estate group uses the services of Sabal Financial Group, L.P. (“Sabal U.S.”) and Victoria Asset Management,, LLC (“Victoria” and, together with Sabal U.S., “Sabal”), both affiliates of Oaktree, in connection with the underwriting, servicing and asset management of small-balance commercial loan portfolios and foreclosed real estate assets. Sabal is an international diversified financial services firm specializing in the valuation, management and servicing of commercial real estate and commercial and residential acquisition, development and construction loans and mortgages, as well as in providing assistance with bid submissions and other aspects of the acquisition process for such loans and mortgages. Sabal provides credit advisory services and loan portfolio management and performance assessments for investment and commercial banks, including capital assessment based upon portfolio and ALLL (Allowance for Loan and Lease Loss) analysis. Sabal and a related entity in which Sabal U.S. holds a minority investment, and with which it shares certain management and other personnel, also have lending operations for small- to mid-size real estate loans that are generally commercial in nature, including residential developer loans. Oaktree Investment Holdings, L.P., an affiliate of Oaktree, owns a 50% interest in Sabal U.S. and a majority interest in Sabal Europe.
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
•Ownership Interest in Mars Acquisition Limited (including its subsidiaries and Magellan Homeloans, its separate origination platform, “Mars”). Mars operates a regulated residential mortgage underwriting, servicing and loan origination platform in the United Kingdom. It was established in 2008 by certain Other Oaktree Accounts (in particular, OCM Opportunities Fund VII, L.P. and OCM Opportunities Fund VIIb, L.P. (including its parallel fund), “Opps VII/VIIb”), Varde Partners (“Varde”) and certain management shareholders. Varde decided to fully exit its investments in U.K. mortgages in 2013 and sold its interest in Mars to Opps VII/VIIb, resulting in Opps VII/VIIb owning 54.6% of Mars. While Mars was initially established to provide services to Opps VII/VIIb, it has expanded to providing services to Other Oaktree Accounts since Opps VII/VIIb are out of their investment periods and successor funds now provide the capital to purchase or originate residential mortgages. These services are provided at market rates. REDF I, REDF II and any associated separate accounts have used Mars’ services and we may retain Mars to provide underwriting, servicing or loan origination services.
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
We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.
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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors.

Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments.
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
Stockholders that participate in our distribution reinvestment plan will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless such stockholders are a tax-exempt entity, they may be forced to use funds from other sources to pay such Stockholders' tax liability on the reinvested dividends.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under current law, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends.

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

Additional changes to tax laws are likely to occur and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisors with respect to the impact of the recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
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

Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.

Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil penalties.

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, investors should satisfy themselves that:

•the investment is consistent with their fiduciary obligations under applicable law, including common law, ERISA and the Code;
•the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•the investment will not impair the liquidity of the trust, plan or IRA;
•the investment will not produce “unrelated business taxable income” for the plan or IRA;
•our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

If our assets at any time are deemed to constitute “plan assets” under ERISA, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.

Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the shares. As discussed under “Certain ERISA Considerations,” if our assets are deemed to constitute “plan assets” of stockholders that are ERISA Plans (as defined below) (a) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA and/or Section 4975 of the Code; (b) our management, as well as various providers of fiduciary or other services to us (including the Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (c) the fiduciaries of stockholders that are ERISA Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.

Accordingly, prospective investors that are (a) “employee benefit plans” (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA; (b) “plans” defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including “Keogh” plans and “individual retirement accounts”); or (c) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by “benefit plan investors”) (each such plan, account and entity described in clauses (a), (b) and (c) we refer to as “ERISA Plans”) should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any ERISA Plan is in no respect a representation by us or any other person associated with the offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.

General Risk Factors

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
Our principal executive offices are located in a space leased by Oaktree at 333 South Grand Avenue, Los Angeles, California 90071. We consider these facilities to be suitable for the management of our business.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2020, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock
The Offering consists of four classes of shares of our common stock, Class S shares, Class I shares, Class T shares, and Class D shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. The number of holders of record of each class of our common stock as of March 30, 2021 was as follows: Class S shares, 826 and Class I shares, 32. These stockholder figures do not include a substantially greater number of holders whose share are held of record by banks, brokers and other financial institutions. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2020:

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

The following table presents our monthly NAV per share for each of the four classes of shares since our inception through December 31, 2020:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
November 30, 2019	$10.0000	$10.0000	$—	$—
December 6, 2019	$10.0458	$10.0458	$—	$—
December 31, 2019	$10.0686	$10.0687	$—	$—
January 31, 2020	$10.2171	$10.2204	$—	$—
February 29, 2020	$10.2187	$10.2347	$—	$—
March 31, 2020	$10.3008	$10.3170	$—	$—
April 30, 2020	$10.1559	$10.1873	$—	$—
May 31, 2020	$10.2782	$10.3009	$—	$—
June 30, 2020	$10.2789	$10.3121	$—	$—
July 31, 2020	$10.3257	$10.3643	$—	$—
August 31, 2020	$10.2991	$10.3503	$—	$—
September 30, 2020	$10.3603	$10.4261	$—	$—
October 31, 2020	$10.3658	$10.4444	$—	$—
November 30, 2020	$10.4433	$10.5409	$—	$—
December 31, 2020	$10.4993	$10.6190	$—	$—

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class T, Class D and Class I common stock. The following table provides a breakdown of the major components of our NAV as of December 31, 2020:

Components of NAV	December 31, 2020
Investments in real properties	$353,076,942
Investments in real estate-related loans	74,516,095
Cash and cash equivalents	32,740,150
Restricted cash	3,279,075
Other assets	3,569,600
Debt obligations	(229,476,697)
Accrued performance fee(1)	(2,415,783)
Accrued stockholder servicing fees(2)	(96,381)
Management fee payable	(360,617)
Dividend payable	(768,519)
Other liabilities	(6,004,825)
Non-controlling interests in joint ventures	(11,822,730)
Net asset value(3)	$216,236,310
Number of shares outstanding	20,510,001

(1)	Includes accrued performance fee that became payable to the Adviser on December 31, 2019 and December 31, 2020, for which the Adviser has deferred receipt of until 2021.
(2)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers.

(3)
See Reconciliation of Stockholders’ equity to NAV below for an explanation of the difference between the $216 million of our NAV and the $186 million of our stockholders' equity under accounting principles generally accepted in the United States of America (“GAAP”).

NAV Per Share	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Total
Net asset value	$136,834,034	$79,402,276	$—	$—	$216,236,310
Number of shares outstanding	13,032,650	7,477,351	—	—	20,510,001
NAV Per Share as of December 31, 2020	$10.4993	$10.6190	$—	$—

The following table reconciles stockholders' equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders' equity to NAV	December 31, 2020
Stockholders' equity under GAAP	$185,466,100
Adjustments:
Accrued stockholder servicing fee	96,381
Deferred rent	(1,954,662)
Organizational and offering costs	7,377,772
Selling commission and dealer manager fees	613,220
Unrealized net real estate appreciation	2,966,604
Non-controlling interests	4,104,881
Accumulated amortization of discount	(869,811)
Accumulated depreciation and amortization	18,435,825
NAV	$216,236,310

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
•The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 6, 2022 (which date reflects the Adviser’s agreement to extend the period during which it will advance such expenses from the previously agreed date of December 6, 2020). We will reimburse the Adviser for all such advanced expenses ratably over the 60 months following July 6, 2022. We will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred after July 6, 2022. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV in the month such costs are reimbursed.
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
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP supplemental disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) organization costs, (v) amortization of restricted stock awards, (vi) unrealized gains and losses from changes in fair value of real estate-related loans and securities, (vii) non-cash performance fee or other non-cash incentive compensation, and (viii) similar adjustments for unconsolidated joint ventures.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Net loss attributable to stockholders	$(2,437,851)	$(4,722,878)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	13,481,013	5,012,259
Amount attributed to non-controlling interests for above adjustments	(931,315)	(221,062)
FFO attributable to stockholders	10,111,847	68,319
Adjustments to arrive at AFFO:
Straight-line rental income	(1,547,188)	(407,475)
Amortization of above and below market lease intangibles and lease inducements	227,592	70,028
Amortization of mortgage premium/discount	(453,172)	(416,639)
Organization costs	—	885,061
Amortization of restricted stock awards	72,447	74,876
Unrealized gain from changes in fair values of real estate-related loans and securities	(2,416,703)	—
Non-cash performance participation allocation	2,215,134	200,649
Amount attributable to non-controlling interests for above adjustments	50,602	(162,382)
AFFO attributable to stockholders	8,260,559	312,437
Adjustments to arrive at FAD:
Realized gain on real estate-related loans and securities	(144,484)	—
Management fees paid in shares	1,170,717	—
Stockholder servicing fees	(902,794)	(35,809)
FAD attributable to stockholders	$8,383,998	$276,628
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

Distributions

Beginning December 31, 2019, we declared monthly distributions for each class of our common stock, which are generally paid approximately 20 days after month-end. Each class of our common stock received the same aggregate gross distribution per share, which was $0.4573 per share since inception through December 31, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes as of December 31, 2020:

Declaration Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
December 31, 2019	$0.0189	$0.0250	$—	$—
January 30, 2020	$0.0222	$0.0294	$—	$—
February 27, 2020	$0.0272	$0.0341	$—	$—
March 30, 2020	$0.0267	$0.0341	$—	$—
April 30, 2020	$0.0272	$0.0344	$—	$—
May 29, 2020	$0.0288	$0.0361	$—	$—
June 30, 2020	$0.0293	$0.0365	$—	$—
July 30, 2020	$0.0291	$0.0365	$—	$—
August 28, 2020	$0.0293	$0.0367	$—	$—
September 29, 2020	$0.0295	$0.0367	$—	$—
October 29, 2020	$0.0294	$0.0369	$—	$—
November 25, 2020	$0.0320	$0.0392	$—	$—
December 30, 2020	$0.0342	$0.0417	$—	$—
Total	$0.3638	$0.4573	$—	$—

The following table summarizes our distributions declared during the years ended December 31, 2020 and 2019:

	For the year ended December 31, 2020		For the year ended December 31, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$4,872,208	67%	$267,810	79%
Reinvested in shares	2,439,397	33%	71,527	21%
Total distributions	$7,311,605	100%	$339,337	100%

Sources of Distributions
Cash flows from operating activities	$7,311,605	100%	$267,810	100%
Offering proceeds	—	—	—	—
Total sources of distributions	$7,311,605	100%	$267,810	100%
Cash flows from operating activities	9,322,170		$(176,569)
Funds from Operations	$10,111,847		$68,319
Adjusted Funds from Operations	$8,260,559		$312,437
Funds Available for Distribution	$8,383,998		$276,628

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2020, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 10 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash or shares of common stock at the Adviser's election. For the year ended December 31, 2020, the Adviser elected to receive its management fee in Class I shares and we issued 78,022 unregistered Class I shares to the Adviser in satisfaction of the management fee. The issuance of such shares was not registered under the Securities Act, because the shares were issued in a transaction by the issuer not involving any public offering exempt from registration under Section 4(a)(2) of the Securities Act.

We have also sold Class I shares to feeder vehicles primarily created to hold Class I shares that offers interests in such feeder vehicles to non-U.S. persons. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. During the year ended December 31, 2020, we received $5.7 million from selling 543,690 unregistered Class I shares to such vehicles. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for our Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.

Use of Proceeds from Registered Securities
On April 30, 2018, our Registration Statement on Form S-11 (File No. 333-223022), covering our public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of December 31, 2020, we had received net proceeds of $198.1 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Total
Offering proceeds:
Shares sold	13,032,650	7,477,351	—	—	20,510,001
Gross offering proceeds	$131,111,720	$99,908,269	$—	$—	$231,019,989
Repurchases	(638,687)	(25,216,200)	—	—	(25,854,887)
Stockholder servicing fee	(938,603)	—	—	—	(938,603)
Selling commissions and dealer manager fees	(613,220)	—	—	—	(613,220)
Offering costs	(3,166,383)	(2,412,812)	—	—	(5,579,195)
Net offering proceeds	$125,754,827	$72,279,257	$—	$—	$198,034,084

We primarily used the net proceeds from the Offering toward the acquisition of $338.3 million in real estate and $82.2 million of real estate-related loans and securities and the repayment of our line of credit with an affiliate of Oaktree. In addition to the net proceeds from the Offering, we financed our acquisitions with $233.3 million of financing secured by our investments in real estate. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on our borrowings.

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
Under the repurchase arrangement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the year ended December 31, 2020, the Company repurchased 2,521,620 shares from the Oaktree Investor at a price of $10.00 per share. As of December 31, 2020, the Oaktree Investor held 6,186,397 of the Company's outstanding Class I shares.
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

During the year ended December 31, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
January 1- January 31, 2020	—	—%	$—	—	—
February 1- February 29, 2020	—	—%	$—	—	—
March 1- March 31, 2020	40,271	0.22%	$10.2187	40,271	—
April 1- April 30, 2020	371,770	2.07%	$10.0000	—	—
May 1- May 31, 2020	364,842	1.95%	$10.0000	—	—
June 1- June 30, 2020	192,106	1.02%	$10.0367	25,373	—
July 1- July 31, 2020	151,250	0.79%	$10.0000	—	—
August 1- August 31, 2020	274,125	1.43%	$10.0000	—	—
September 1- September 30, 2020	364,500	1.88%	$10.0000	—	—
October 1- October 31, 2020	221,000	1.10%	$10.0000	—	—
November 1- November 30, 2020	343,650	1.68%	$10.0000	—	—
December 1- December 31, 2020	263,750	1.27%	$10.0000	—	—
Total	2,587,264	13.41%		65,644	—

(1)	2,521,620 shares were repurchased from the Oaktree Investor.

ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

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

We have registered with the SEC an offering of up to $2.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock). We also engage in private offerings of our shares. The share classes have different upfront selling commissions and ongoing stockholder servicing fees.
We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019.
As of December 31, 2020, we own and operate four investments in real estate, and hold two investments in real estate-related loans and ten short-term real estate debt-related securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally (including COVID-19), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related loans.

COVID-19
The ongoing COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant uncertainty and volatility in financial markets.

The global impact of the outbreak has been rapidly evolving, and has spread around the world with many countries and other jurisdictions instituting quarantines, shelter in place orders, restrictions on travel, and limiting operations of non-essential businesses in an effort to reduce the spread of infection. Among other effects, these actions have created a disruption in global supply chains, a reduction in purchases by consumers, significantly increased unemployment, a demand shock in oil prices and have adversely impacted a number of industries directly, such as transportation, hospitality and entertainment as well as economic stimulus and other government intervention. The outbreak is expected to have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown with no known duration. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the novel coronavirus at this time is unknown. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to the Company’s performance and financial results, such as negative impact to occupancy, rent collections, results of operations or market values of its properties, increased costs of operations, increased risk of defaults in its portfolio of real estate debt investments, decreased availability of financing arrangements, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact the novel coronavirus will have on our financial results at this time.
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
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and across its portfolio, including how it will impact its tenants. While the Company did not experience significant disruptions during the year ended December 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
The Company received certain rent relief requests, predominately in the form of rent deferral requests, as a result of COVID-19. The Company is carefully evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, and (to the extent practical) the Company is not foregoing its contractual rights under its lease agreements. Current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. As of December 31, 2020, we had agreed to rent abatement arrangements with respect to approximately 2% of the aggregate rents we are entitled to receive. We will continue to work closely with our impacted tenants to address their concerns on a case-by-case basis, seeking solutions that address immediate cash flow interruptions while maintaining long term lease obligations. The impact of the COVID-19 pandemic on our rental revenue in future quarters cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For the years ended December 31, 2020 and 2019, the Company recorded $0.8 million and $0 bad debt expense, respectively.

2020 Highlights
Operating and Capital Raising Results:
•Total return without upfront selling commissions of 7.8% for Class S, and 10.0% for Class I. Total return assuming maximum upfront selling commissions of 4.2% for Class S.
•Raised $54.4 million of net proceeds from our Offering.
•Issued 7,878,738 shares of common stock consisting of 7,040,895 Class S and 837,843 Class I shares.
•Reinvested dividends of $2.2 million.
•Declared gross distributions of $0.4323 per share for the year ended December 31, 2020.

Investments:
•In February 2020, we acquired the Lakes, a four story, two building office complex located in West Covina, California for $41.0 million
•In December 2020, we acquired Arbors, a multifamily asset located in Dallas, Texas for $64.1 million
•Invested $33.3 million into floating-rate commercial mortgage backed securities, which were collateralized by pools of commercial real estate debt.
•Sold $11.6 million of floating-rate commercial mortgage backed securities and recognized a $0.1 million gain as a result of the sale.
Financings:
•Closed an aggregate $71.2 million in property-level financing related to our real estate investment acquisitions
•Entered into a line of credit agreement (the “Credit Agreement”) with Oaktree Fund GP I, L.P. (“Lender”), an affiliate of the Company’s sponsor, Oaktree, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125 million.

Portfolio
Real Estate
The following table provides information regarding our portfolio of real properties as of December 31, 2020:

Investment	Location	Type	Acquisition Date	Ownership Percentage(1)	Amortized Cost Basis	Square Feet / Number of Units	Occupancy Rate(2)
Anzio Apartments	Georgia	Multifamily	April 2019	90.0%	$56,362,824	448	94%
Two Liberty Center	Virginia	Office	August 2019	96.5%	83,634,677	179,000	96%
Ezlyn	Colorado	Multifamily	December 2019	90.0%	78,493,902	332	95%
Lakes	California	Office	February 2020	95.0%	34,258,522	177,000	81%
Arbors	Texas	Multifamily	December 2020	90.0%	62,558,511	408	96%
Total					$315,308,436

(1)	Certain of the joint venture agreements entered into by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.
(2)	The occupancy rate is as of December 31, 2020

Investments in Real Estate-Related Loans and Securities
The following table details the Company's commercial mortgage backed securities activity for the year ended December 31, 2020:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Trade Date	Face Amount	Beginning Balance 12/31/19	Purchases	Sales	Unrealized Gain / (Loss)(2)	Ending Balance 12/31/20	Realized Gain / (Loss)(3)
BX 2020 BXLP G	Industrial Paper	L+2.50%	12/15/29	Principal due at maturity	01/23/20	$10,827,000	$—	$10,784,627	$(5,000,000)	$(57,266)	$5,727,361	$(154,435)
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	02/04/20	4,000,000	—	4,005,000	—	(143,800)	3,861,200	—
BXMT 2020 FL 2	Commercial Real Estate Collateralized Loan Obligation	L+1.95%	2/16/37	Principal due at maturity	01/31/20	4,000,000	—	4,000,000	(4,000,000)	—	—	(130,000)
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	03/19/20	3,700,000	—	2,511,539	—	808,841	3,320,380	—
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	03/20/20	1,998,000	—	1,408,342	—	552,495	1,960,837	—
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	03/30/20	1,550,000	—	1,006,970	—	499,010	1,505,980	—
BX 2020 VIVA D	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	4,680,982	—	3,905,526	(1,160,567)	540,443	3,285,402	220,595
BX 2020 VIVA E	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	2,319,018	—	1,790,168	—	402,927	2,193,095	—
CGCMT 2020-WSS E	WoodSpring Suites Extended Stay Hotel	L+2.41%	2/16/27	Principal due at maturity	07/08/20	1,839,000	—	1,466,235	(1,466,235)	—	—	208,324
CGCMT 2020-WSS F	WoodSpring Suites Extended Stay Hotel	L+2.71%	2/16/27	Principal due at maturity	07/08/20	3,160,000	—	2,419,063	—	440,277	2,859,340	—
						$38,074,000	$—	$33,297,470	$(11,626,802)	$3,042,927	$24,713,595	$144,484

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of December 31, 2020 and 2019, one-month LIBOR was equal to 0.14% and 1.76%, respectively.
(2)	Unrealized gains/(losses) on investments are determined using price quotations provided by independent third party valuation firms and are included in other income (expense) on the consolidated statement of operations.
(3)	Realized gains on investments are included in other income (expense) on the consolidated statement of operations.

The following table details the Company's real estate-related loan investments as of December 31, 2020:

						As of December 31, 2020
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(249,029)	24,750,971
						$50,000,000	$(249,029)	$49,750,971

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of December 31, 2020 and 2019, one-month LIBOR was equal to 0.14% and 1.76%, respectively.
(2)	Neither investment is subject to delinquent principal or interest as of December 31, 2020 or December 31, 2019.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
(4)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.
Subsequent to December 31, 2020, the Company sold an aggregate of $3.9 million of floating-rate commercial mortgage backed securities.

Investments in Real Estate
The leases at Anzio Apartments, Ezlyn and Arbors are generally short-term in nature and have a term of 12 months or less. As of December 31, 2020, all multifamily leases expire by December 31, 2021. The following table sets forth certain information as of December 31, 2020 with respect to the expiration of leases currently in place at the Two Liberty and Lakes properties through December 31, 2030.

Year	Number of Leases Expiring	Approximate Gross Leasable Area of Expiring Leases (Square Footage)	% of Total Gross Leasable Area Represented by Expiring Leases	Total Annual Base Rental Income of Expiring Leases	% of Total Annual Base Rental Income Represented by Expiring Leases
2021	7	12,457	3.50%	523,241	4.54%
2022	11	30,139	8.48%	1,466,328	12.72%
2023	9	76,151	21.42%	3,219,434	27.93%
2024	3	4,323	1.22%	117,337	1.02%
2025	8	61,629	17.33%	1,953,151	16.95%
2026	4	48,211	13.56%	1,461,827	12.68%
2027	2	22,274	6.26%	618,780	5.37%
2028	3	23,908	6.72%	890,046	7.72%
2029	2	22,833	6.42%	1,041,079	9.03%
2030	2	7,998	2.25%	234,630	2.04%

Results of Operations

The following table sets forth information regarding our consolidated results of operations:

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from January 10, 2018 through December 31,
	2020	2019	2018
Revenues
Rental revenues	$24,145,212	$7,128,209	$—
Other revenues	1,141,058	411,698	—
Total revenues	25,286,270	7,539,907	—
Expenses
Rental property operating	10,211,237	3,071,766	—
General and administrative expenses	3,473,954	1,616,252	369,870
Organizational expenses	—	885,061
Management fee	1,919,888	107,563	—
Performance fee	2,215,134	200,649	—
Depreciation and amortization	13,481,013	5,012,259	—
Total expenses	31,301,226	10,893,550	369,870
Fees waived	(749,171)	(107,563)	—
Net expenses	30,552,055	10,785,987	369,870
Other income (expense)
Income from real estate-related loans and securities	4,908,074	2,305,721	1,975
Interest expense	(4,948,496)	(4,048,089)	—
Realized gain on investments	144,484	—
Unrealized gain on investments	2,416,703	—
Total other income (expense)	2,520,765	(1,742,368)	1,975
Net loss	(2,745,020)	(4,988,448)	(367,895)
Net loss attributable to non-controlling interests	307,169	265,570	—
Net loss attributable to stockholders	$(2,437,851)	$(4,722,878)	$(367,895)
Per common share data:
Net loss per share of common stock
Basic	$(0.13)	$(4.49)	$(18.39)
Diluted	$(0.13)	$(4.49)	$(18.39)
Weighted average number of shares outstanding
Basic	18,895,893	1,050,861	20,000
Diluted	18,895,893	1,050,861	20,000

Due to the significant amount of acquisitions of real estate and real estate debt securities we have made since December 31, 2019 and the fact that in 2019 we held properties only for a portion of the year, our revenues and operating expenses for the years ended December 31, 2020 and 2019 are not comparable. Since we did not own real estate assets or real estate-related loans and securities during the period from January 10, 2018 through December 31, 2018, our results of operations for the years ended December 31, 2020 and 2019 are not comparable to the period from January 10, 2018 through December 31, 2018.
Revenues

Revenues increased for the year ended December 31, 2020 compared to the prior year due to owning and operating five properties compared to three properties in the prior year. Revenues of $25.3 million for the year ended December 31, 2020 related to the Company's five properties and consisted of $22.9 million of rental revenues, $1.2 million of tenant reimbursements and $1.2 million of ancillary income and fees. Revenues of $7.5 million for the year ended December 31, 2019 related to the Company's Anzio Apartments, Two Liberty and Ezlyn properties and consisted of $6.9 million of rental revenues, $0.2 million of tenant reimbursements and $0.4 million of ancillary income and fees.

Rental Property Operating Expenses

Rental property operating expenses increased for the year ended December 31, 2020 compared to the prior year due to owning and operating five properties compared to three properties in the prior year period. Rental property operating expenses of $9.9 million for the year ended December 31, 2020 related to the Company's five properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense. Rental property operating expenses of $3.1 million for the year ended December 31, 2019 related to the Company's Anzio Apartments, Two Liberty and Ezlyn properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense.

General and Administrative Expenses

General and administrative expenses of $3.5 million for the year ended December 31, 2020 consisted of legal fees, audit fees, professional tax fees, valuation fees, board of director fees and miscellaneous expenses. General and administrative expenses of $1.6 million for the year ended December 31, 2019 consisted of legal fees, audit fees and board of director fees. The increase in general and administrative expenses is primarily due to owning five properties, two loan investments and ten securities investments compared to three property and two loan investments in prior year period.

Management Fee

During the year ended December 31, 2020, we incurred management fees of $1.2 million (after giving effect to waivers) payable to the Adviser as compensation in connection with the ongoing management of the assets of the Company. We did not have any such management fees in the year ended December 31, 2019.

Performance Fee

During the year ended December 31, 2020, we recognized performance fees of $2.2 million representing twelve months of performance fees. During the year ended December 31, 2019, we recognized performance fees of $0.2 million which related to the period from our escrow break on December 6, 2019 through December 31, 2019.

Depreciation and Amortization

Depreciation and amortization expense of $13.5 million for the year ended December 31, 2020 related to the Company's five properties. Depreciation and amortization expense of $5.0 million for the year ended December 31, 2019 related to the Company's Anzio Apartments, Two Liberty and Ezlyn properties.

Income from Real Estate-Related Loans and Interest Income

Interest income of $4.9 million for the year ended December 31, 2020 related primarily to interest income earned on the Atlantis Mezzanine Loan of $1.8 million, interest earned on the IMC/AMC Bond Investment of $1.7 million, interest earned on floating-rate commercial mortgage backed securities of $0.9 million and discount accretion of $0.5 million. Interest income of $2.3 million for the year ended December 31, 2019 related primarily to interest income earned on the Atlantis Mezzanine Loan of $1.2 million, interest earned on the IMC/AMC Bond Investment of $0.7 million and discount accretion of $0.4 million. The increase in the current year is due to owning two loan investments for the entire year and ten securities investments in 2020 compared to two loan investments for a portion of the year in the prior year period.

Interest Expense

Interest expense of $4.9 million for the year ended December 31, 2020 consisted of $4.7 million of mortgage loan interest and $0.2 million of loan fee amortization on five property investments. Interest expense of $4.0 million for the year ended December 31, 2019 consisted of $2.1 million of mortgage loan interest on three property investments and $1.9 million of Line of Credit interest. The increase in the current year is due to owning five property investments compared to three property investments in the prior year period, partially offset by the interest on the Line of Credit in the prior year.

Realized Gains on Investments

During the year ended December 31, 2020, we sold $11.6 million of floating-rate commercial mortgage backed securities and recognized a gain of $0.1 million as a result of the sale.

Unrealized Gains on Investments
During the year ended December 31, 2020, we recognized an unrealized gain of $2.4 million, primarily due to mark-to-market increases in the value of our CMBS due to market volatility related to COVID-19. We did not have any such investments or unrealized gains in the year ended December 31, 2019.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests of $0.3 million for the year ended December 31, 2020 related to losses allocable to the interests held by the Company's joint venture partners in Anzio Apartments, Two Liberty Center, Ezlyn, Lakes and the Arbors properties. Net loss attributable to non-controlling interests of $0.3 million for the year ended December 31, 2019 related to losses allocable to the interests held by the Company's joint venture partners in Anzio Apartments, Two Liberty and Ezlyn properties.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on our outstanding indebtedness. Our offering and operating fees and expenses include, among other things, the management fee we will pay to the Adviser, stockholder servicing fees we will pay to the dealer manager, legal, audit and valuation expenses, federal and state securities filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees.
As of December 31, 2020 and 2019, the Adviser and its affiliates had incurred approximately $5.7 million and $5.2 million, respectively, of organization and offering expenses on our behalf, which were reimbursable only if we broke escrow for our Offering. On December 6, 2019, the date on which we broke escrow for our Offering, the Company accrued approximately $0.9 million of organization expenses and $4.3 million of offering expenses payable to the Adviser, which will be reimbursed ratably over the 60 months following July 6, 2022. Prior to an amendment in 2020, the organization and offering costs would have been reimbursed ratably over 60 months following the one year anniversary of our escrow break on December 6, 2020.
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

On June 5, 2020, the Company entered into the Credit Agreement with Oaktree Fund GP I, L.P., (the "Lender"), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million, which was undrawn as of December 31, 2020. The Credit Agreement expires on June 30, 2021, subject to one-year extension options requiring Lender approval. Borrowings under the Credit Agreement will bear interest at a rate of the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%.
As of December 31, 2020, our indebtedness consisted of our mortgage loans secured by our real property investments.

The following table summarizes the Company's mortgage loans:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	December 31, 2020	December 31, 2019
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan(2)	L + 1.50%	August 2024	61,971,000	61,971,000
Ezlyn mortgage loan	3.38%	December 2026	53,040,000	53,040,000
Lakes mortgage loan(2)	L + 1.55%	February 2025	25,202,380	—
Arbors mortgage loan(3)	SOFR + 2.24%	January 2031	45,950,000	—
Total mortgage loans			230,563,380	159,411,000
Less: deferred financing costs, net			(1,376,424)	(934,146)
Mortgage loans, net			$229,186,956	$158,476,854

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of December 31, 2020 and 2019, one-month LIBOR was equal to 0.14% and 1.76%, respectively.
(2)	The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of December 31, 2020.
(3)	The term "SOFR" refers to the one-month Secured Overnight Financing Rate. As of December 31, 2020, the one-month SOFR was equal to 0.08%.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cash flows provided by (used in) operating activities	$9,322,170	$(176,569)
Cash flows used in investing activities	(128,643,643)	(283,046,804)
Cash flows provided by financing activities	124,290,494	314,090,123
Net increase in cash and cash equivalents and restricted cash	$4,969,021	$30,866,750

Cash flows provided by operating activities for the year ended December 31, 2020 related primarily to cash payments and receipts associated with operations at our five property investments, two real estate-related loans and ten commercial mortgage backed securities. Cash flows used in operating activities for the year ended December 31, 2019 related to cash payments and receipts associated with operations at three property investments and two real estate-related loan investments. Our cash flows provided by operating activities have been negatively impacted by COVID-19, as our rent collections have decreased slightly and we have entered into certain rent deferral arrangements. The rent deferrals are expected to result in increased cash flows provided by operating activities in future periods when deferred rent is collected.

Cash flows used in investing activities for the year ended December 31, 2020 related to the acquisition of two property investments, acquisitions of ten commercial mortgage backed securities and building improvements to our real estate, partially offset by cash flows provided by selling four commercial mortgage backed security investments. Cash flows used in investing activities for the year ended December 31, 2019 related to our acquisition of three property investments and two real estate-related loan investments and building improvements to our real estate.

Cash flows provided by financing activities for the year ended December 31, 2020 related to proceeds from issuance of common stock, issuance of two mortgage loans and contributions from non-controlling interests offset by repurchases of common stock and distributions paid. Cash flows provided by financing activities for the year ended December 31, 2019 related primarily to borrowings on three mortgage loans for our asset acquisitions, proceeds from our affiliate line of credit and contributions from non-controlling interests.

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
Reimbursement of Organization and Offering Expenses
The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 6, 2022 (which date reflects the Adviser’s agreement to extend the period during which it will advance such expenses from the previously agreed date of December 6, 2020). We will reimburse the Adviser for all such advanced expenses ratably over the 60 months following July 6, 2022. We will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred after July 6, 2022.
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
Investments in Real Estate
We evaluate each real estate acquisition to determine whether the integrated set of acquired assets and activities meets the definition of a business. Generally, acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. When evaluating acquired service or management contracts, we consider the nature of the services performed, the terms of the contract relative to similar arm’s length contracts, and the availability of comparable service providers in evaluating whether the acquired contract constitutes a substantive process. The acquisitions of Anzio Apartments, Two Liberty Center, Ezlyn, Lakes and Arbors properties were accounted for as asset acquisitions because substantially all of the fair value was concentrated in the land, buildings and related intangible assets.
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

The cost of buildings and improvements includes the purchase price of our properties and any acquisition-related costs, along with any subsequent improvements to such properties. Our investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30-40 years
Building and site improvements	5-10 years
Furniture, fixtures and equipment	1-7 years
Tenant improvements	Shorter of estimated useful life or lease term
In-place lease intangibles	Over lease term
Above and below market leases	Over lease term
Lease origination costs	Over lease term

Impairment of Long-Lived Assets
We review our real estate portfolio on a periodic basis to ascertain if there are any indicators of impairment in the carrying values of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, we examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, we perform a recoverability analysis that compares future undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of our real estate portfolio reduces our earnings and assets to the extent of the amount of any impairment charge, but it does not affect our cash flow or our distributions until such time as we dispose of the property. As of December 31, 2020, we had not identified any indicators of impairment with respect to our real estate portfolio.
Investments in Real Estate-Related Loans and Securities
Loans that we have the intent and ability to hold for the foreseeable future are classified as held for investment. Originated loans are recorded at amortized cost, or outstanding unpaid principal balance less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by us. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans are expensed as incurred.
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
Loans are considered to be impaired when it is probable that we will not be able to collect all amounts due in accordance with contractual terms, including consideration of the underlying collateral value. As of December 31, 2020, each of our real-estate related loans was performing in accordance with its contractual terms and management has not established an allowance for loan losses.

Revenue Recognition
Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. We begin to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Other rental revenues include amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements. We recognize the reimbursement of such costs incurred as tenant reimbursement income.
We periodically review tenant receivables and unbilled rent receivables to determine whether they are collectible. In making this determination, we consider each tenant’s payment history and financial condition. If a receivable is deemed to be uncollectible, we will either reserve for the receivable through an allowance, or write-off the receivable.
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
We have provided rent deferrals as concessions to tenants impacted by the pandemic. We have concluded that each concession does not represent a substantial increase in the rights of the lessor or the obligations of the lessee. Accordingly, we elected to not account for each concession as a change in the provisions of the lease and rather, have assumed each concession was always contemplated by the contract.
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
Related Party Transactions
We have and are expected to continue to engage in, transactions with related parties, including Oaktree, our Adviser and their affiliates. The results of our operations may be different if similar transactions were conducted with non-related parties. Our independent members of the Board of Directors oversee and annually review our related party relationships and are required to approve any significant modifications to existing relationships, as well as any significant new related party transactions.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Indebtedness
We expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of December 31, 2020, the outstanding principal balance of our variable rate indebtedness was $177.5 million and consisted of four mortgage loans.

Our mortgage loans are variable rate and indexed to the one-month and daily U.S. Dollar denominated LIBOR and SOFR. For the year ended December 31, 2020, a 10% increase in one-month and daily U.S. Dollar denominated LIBOR and SOFR would have resulted in increased interest expense of $0.05 million.
Investment in real estate-related loans and securities

As of December 31, 2020, we held $74.5 million of investments in two real estate-related loans and eight commercial mortgage backed securities. Our investments are floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the year ended December 31, 2020, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.03 million.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-3 to F-33. See accompanying Index to the Financial Statements on page F-1.

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2020, was effective.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

4.4
Description of Securities of Oaktree Real Estate Income Trust, Inc. (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 30, 2020 (file number 333-223022)

10.1
Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022))

10.2
Trademark License Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022))

10.3
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022))

10.4*
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on February 14, 2018 (file number 333-223022))

10.5
Uncommitted Unsecured Line of Credit, dated June 5, 2020, between the Oaktree Real Estate Income Trust, Inc., as borrower, and Oaktree Fund GP I, L.P., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2020 (file number 333-223022))

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

OAKTREE REAL ESTATE INCOME TRUST, INC.

March 30, 2021	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2021	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)

March 30, 2021	/s/ Brian Grefsrud
Date	Brian Grefsrud
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

March 30, 2021	/s/ James Martin
Date	James Martin
Director

March 30, 2021	/s/ Robert Cavanaugh
Date	Robert Cavanaugh
Director

March 30, 2021	/s/ Howard Heitner
Date	Howard Heitner
Director

March 30, 2021	/s/ Catherine Long
Date	Catherine Long
Director

March 30, 2021	/s/ Manish Desai
Date	Manish Desai
President and Director

March 30, 2021	/s/ Derek Smith
Date	Derek Smith
Chief Operating Officer and Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2020 and 2019	F-3

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 and the period from January 10, 2018 through December 31, 2018	F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2020 and 2019 and the period from January 10, 2018 through December 31, 2018	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019 and the period from January 10, 2018 through December 31, 2018	F-7

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Oaktree Real Estate Income Trust, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oaktree Real Estate Income Trust, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2020 and 2019 and the period from January 10, 2018 through December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019 and the period from January 10, 2018 through December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

Los Angeles, California
March 30, 2021

Oaktree Real Estate Income Trust, Inc.
Consolidated Balance Sheets

	December 31
	2020	2019
Assets
Investments in real estate, net	$315,308,436	$223,344,431
Investments in real estate-related loans and securities, net	74,464,566	49,297,799
Intangible assets, net	10,901,176	7,453,487
Cash and cash equivalents	32,740,150	30,308,600
Restricted cash	3,279,075	741,604
Accounts and other receivables, net	3,074,459	1,769,446
Other assets	1,105,747	570,625
Total Assets	$440,873,609	$313,485,992
Liabilities and Equity
Mortgage loans, net	$229,186,956	$158,476,854
Due to affiliates	12,123,459	5,953,312
Intangible liabilities, net	69,864	57,159
Accounts payable, accrued expenses and other liabilities	6,309,381	3,580,729
Commitments and contingencies (Note 12)	—	—
Total Liabilities	247,689,660	168,068,054
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 20,510,001 and 14,997,217 shares issued and outstanding at December 31, 2020 and 2019, respectively	205,099	149,972
Additional paid-in capital	200,440,567	145,350,064
Accumulated deficit	(15,179,566)	(5,430,110)
Total Stockholders’ Equity	185,466,100	140,069,926
Non-controlling interests attributable to third party joint ventures	7,717,849	5,348,012
Total Equity	193,183,949	145,417,938
Total Liabilities and Stockholders’ Equity	$440,873,609	$313,485,992

See accompanying notes to the financial statements

    The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary.

	December 31
	2020	2019
Assets
Investments in real estate, net	$315,308,436	$223,344,431
Intangible assets, net	10,901,176	7,453,487
Cash and cash equivalents	3,060,611	1,629,776
Restricted cash	3,279,075	741,604
Accounts and other receivables, net	2,778,108	1,097,447
Other assets	1,010,972	133,795
Total Assets	$336,338,378	$234,400,540

Liabilities
Mortgage loans, net	$229,186,956	$158,476,854
Intangible liabilities, net	69,864	57,159
Accounts payable, accrued expenses and other liabilities	4,761,810	2,802,865
Total Liabilities	$234,018,630	$161,336,878

See accompanying notes to the financial statements

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Operations

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the period from January 10, 2018 through December 31, 2018
Revenues
Rental revenues	$24,145,212	$7,128,209	$—
Other revenues	1,141,058	411,698	—
Total revenues	25,286,270	7,539,907	—
Expenses			—
Rental property operating	10,211,237	3,071,766	—
General and administrative expenses	3,473,954	1,616,252	369,870
Organizational expenses	—	885,061	—
Management fee	1,919,888	107,563	—
Performance fee	2,215,134	200,649	—
Depreciation and amortization	13,481,013	5,012,259	—
Total expenses	31,301,226	10,893,550	369,870
Fees waived	(749,171)	(107,563)	—
Net expenses	30,552,055	10,785,987	369,870
Other income (expense)
Income from real estate-related loans and securities	4,908,074	2,305,721	1,975
Interest expense	(4,948,496)	(4,048,089)	—
Realized gain on investments	144,484	—	—
Unrealized gain on investments	2,416,703	—	—
Total other income (expense)	2,520,765	(1,742,368)	1,975
Net loss	(2,745,020)	(4,988,448)	(367,895)
Net loss attributable to non-controlling interests	307,169	265,570	—
Net loss attributable to stockholders	$(2,437,851)	$(4,722,878)	$(367,895)
Per common share data:
Net loss per share of common stock
Basic	$(0.13)	$(4.49)	$(18.39)
Diluted	$(0.13)	$(4.49)	$(18.39)
Weighted average number of shares outstanding
Basic	18,895,893	1,050,861	20,000
Diluted	18,895,893	1,050,861	20,000

See accompanying notes to the financial statements

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

		Par Value
	Shares	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at January 10, 2018	20,000	$200	$—	$—	$—	$199,800	$—	$200,000	$—	$200,000
Share-based compensation	—	—	—	—	—	50,238	—	50,238	—	50,238
Net loss	—	—	—	—	—	—	(367,895)	(367,895)	—	(367,895)
Balance at December 31, 2018	20,000	200	—	—	—	250,038	(367,895)	(117,657)	—	(117,657)

Share-based compensation	7,000	70	—	—	—	74,806	—	74,876	—	74,876
Class I common stock issued	9,118,617	91,186	—	—	—	91,094,979	—	91,186,165	—	91,186,165
Class S common stock issued	5,851,600	—	58,516	—	—	58,805,319	—	58,863,835		58,863,835
Contributions	—	—	—	—	—	—	—	—	5,744,728	5,744,728
Distributions	—	—	—	—	—	—	(339,337)	(339,337)	(131,146)	(470,483)
Offering costs	—	—	—	—	—	(4,875,078)	—	(4,875,078)	—	(4,875,078)
Net loss	—	—	—	—	—	—	(4,722,878)	(4,722,878)	(265,570)	(4,988,448)
Balance at December 31, 2019	14,997,217	91,456	58,516	—	—	145,350,064	(5,430,110)	140,069,926	5,348,012	145,417,938

Share-based compensation	5,749	57	—	—	—	72,390	—	72,447	—	72,447
Distribution reinvestments	215,561	98	2,058	—	—	2,211,865	—	2,214,021	—	2,214,021
Class I common stock issued	837,843	8,378	—	—	—	8,713,726	—	8,722,104	—	8,722,104
Class S common stock issued	7,040,895	—	70,408	—	—	72,177,477	—	72,247,885	—	72,247,885
Contributions		—	—	—	—	—	—	—	3,122,858	3,122,858
Distributions	—	—	—	—	—	—	(7,311,605)	(7,311,605)	(445,852)	(7,757,457)
Repurchases	(2,587,264)	(25,216)	(656)	—	—	(25,829,015)	—	(25,854,887)	—	(25,854,887)
Offering costs	—	—	—	—	—	(2,255,940)	—	(2,255,940)	—	(2,255,940)
Net loss	—	—	—	—	—	—	(2,437,851)	(2,437,851)	(307,169)	(2,745,020)
Balance at December 31, 2020	20,510,001	$74,773	$130,326	$—	$—	$200,440,567	$(15,179,566)	$185,466,100	$7,717,849	$193,183,949

See accompanying notes to the financial statements

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the period from January 10, 2018 through December 31, 2018
Cash flows from operating activities:
Net loss	$(2,745,020)	$(4,988,448)	$(367,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,481,013	5,012,259	—
Management fees	1,170,717	—	—
Performance fees	2,215,134	200,649	—
Amortization of above and below market leases	(102,839)	70,028	—
Amortization of restricted stock grants	72,447	74,876	—
Amortization of deferred financing costs	211,615	50,313	50,238
Amortization of discount	(453,172)	(416,639)	—
Realized gain on investments	(144,484)	—	—
Unrealized gain on investments	(2,416,703)	—	—
Changes in assets and liabilities:
Increase in lease inducements and origination costs	—	(1,657,402)	—
Increase in other assets	(794,273)	(570,625)	—
Increase in accounts and other receivables	(1,305,011)	(1,769,446)	—
Increase in accounts payable, accrued expenses and other liabilities	(163,025)	2,937,813	102,930
Increase in due to affiliates	295,771	880,053	198,181
Net cash provided by (used in) operating activities	9,322,170	(176,569)	(16,546)

Cash flows from investing activities
Acquisition of real estate	(105,136,975)	(233,193,194)	—
Purchase of real estate-related loans and securities	(33,297,470)	(48,881,160)	—
Proceeds from sale of real estate-related loans and securities	11,771,286	—	—
Building improvements	(1,980,484)	(972,450)	—
Net cash used in investing activities	(128,643,643)	(283,046,804)	—

Cash flows from financing activities:
Borrowings from mortgage loans	71,152,380	159,411,000	—
Proceeds from affiliate line of credit	—	106,391,162	—
Repayments of affiliate line of credit	—	(19,510,997)	—
Payment of deferred financing costs	(653,893)	(984,459)	—
Proceeds from issuance of common stock	80,159,885	68,009,105	—
Repurchase of common stock	(23,217,389)	—	—
Payment of offering costs	(1,498,429)	(4,839,270)	—
Distributions to non-controlling interests	(445,852)	(131,146)	—
Contributions from non-controlling interests	3,122,858	5,744,728	—
Distributions	(4,329,066)	—	—
Net cash provided by financing activities	124,290,494	314,090,123	—

Net change in cash and cash-equivalents and restricted cash	4,969,021	30,866,750	(16,546)
Cash and cash-equivalents and restricted cash, beginning of period	31,050,204	183,454	200,000
Cash and cash-equivalents and restricted cash, end of period	$36,019,225	$31,050,204	$183,454

See accompanying notes to the financial statements

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the period from January 10, 2018 through December 31, 2018
Cash and cash equivalents	$32,740,150	$30,308,600	$183,454
Restricted cash	3,279,075	741,604	—
Total cash and cash equivalents and restricted cash	$36,019,225	$31,050,204	$183,454

Supplemental disclosures:
Interest paid	$4,709,835	$1,819,688	$—
Non-cash investing and financing activities:
Line of credit repayment through issuance of Class I shares	$—	$(86,880,165)	$—
Accrued distributions	$768,519	$339,337	$—
Accrued stockholder servicing fee	$96,381	$35,809	$—
Distributions reinvested	$2,214,021	$—	$—
Accrued management fee in due to affiliates	$360,617	$—	$—
Management fees paid in shares	$810,098	$—	$—
Accrued building improvements and lease inducements	$980,018	$—	$—
Accrued repurchases in due to affiliates	$2,637,500	$—	$—
Accrued offering costs	$661,127	$—	$—
Additions of furniture, fixtures and equipment in lieu of rent	$420,533	$—	$—

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
The Company has registered with the Securities and Exchange Commission, (the "SEC"), an offering of up to $1,600,000,000 in shares in its primary offering and up to $400,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company is selling any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The Company also engages in private offerings of its shares. The share classes have different upfront selling commissions and ongoing stockholder servicing fees.
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

As of December 31, 2020, the Company owned five investments in real estate, two investments in real estate-related loans and eight investments in floating-rate commercial mortgage backed securities ("CMBS").
2. Capitalization
As of December 31, 2020 the Company was authorized to issue up to 1,000,000,000 shares of common stock. On April 11, 2018, the Company amended and restated its charter to authorize the following classes of common stock:

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
If an entity is determined to be a VIE, the Company evaluates whether it is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. The Company consolidates a VIE if it has both power and benefits—that is, (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Company consolidates all VIEs for which it is the primary beneficiary, including the Company’s joint ventures with TruAmerica Multifamily, LLC (“TruAmerica”), Hines Interests Limited Partnership (“Hines”), Holland Partner Group (“Holland”) and Waterford Property Company (“Waterford”) to hold the Anzio Apartments/Arbors, Two Liberty, Ezlyn and Lakes properties, respectively (see Note 4). As of December 31, 2020, the total assets and liabilities of the Company’s consolidated VIEs, were $336.3 million and $234.0 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets. For each of our Company’s consolidated VIEs, certain assets are pledged as collateral for specific obligations of the VIE. There are no creditors or other partners of the Company’s consolidated VIEs that have recourse to its general credit. The Company’s maximum exposure to the Company’s consolidated VIEs is limited to the Company’s variable interests in each VIE.
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
COVID-19
During the year ended December 31, 2020, the global outbreak of a new strain of coronavirus known as COVID-19 was declared a pandemic. This outbreak continues to adversely impact global commercial activity and has contributed to significant uncertainty and volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and has spread around the world with many countries and other jurisdictions instituting quarantines, shelter in place orders, restrictions on travel, and limiting significantly operations of non-essential businesses in an effort to reduce the spread of infection. Among other effects, these actions have created a disruption in global supply chains, a reduction in purchases by consumers, significantly increased unemployment, a demand shock in oil prices and have adversely impacted a number of industries directly, such as transportation, hospitality and entertainment as well as economic stimulus and other government intervention. The outbreak is expected to have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown with no known duration.
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

Investments in Real Estate

The Company evaluates each real estate acquisition to determine whether the integrated set of acquired assets and activities meets the definition of a business. Generally, acquisitions of real estate or in-substance real estate are not expected to meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. When evaluating acquired service or management contracts, the Company considers the nature of the services performed, the terms of the contract relative to similar arm’s length contracts, and the availability of comparable service providers in evaluating whether the acquired contract constitutes a substantive process. The acquisitions of Anzio Apartments, Two Liberty, Ezlyn, Lakes and Arbors properties were accounted for as asset acquisitions because substantially all of the fair value was concentrated in the land, buildings and related intangible assets.
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

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
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
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30-40 years
Building and site improvements	5-10 years
Furniture, fixtures and equipment	1-7 years
Tenant improvements	Shorter of estimated useful life or lease term
In-place lease intangibles	Over lease term
Above and below market leases	Over lease term
Lease origination costs	Over lease term

The Company reviews its real estate portfolio on a periodic basis to ascertain if there are any indicators of impairment in the carrying values of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, the Company performs a recoverability analysis that compares future undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. As of December 31, 2020, the Company had not identified any indicators of impairment with respect to its real estate portfolio.

Investments in Real Estate-Related Loans and Securities

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
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
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms, including consideration of the underlying collateral value. As of December 31, 2020, each of the Company’s real-estate related loans was performing in accordance with its contractual terms and management has not established an allowance for loan losses.

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020. However, uncertainty over the ultimate impact COVID-19 will have on the global economy and the Company’s business makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.

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

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
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

Restricted Cash
As of December 31, 2020, restricted cash of $3.3 million consisted of $2.4 million for construction reserves, $0.4 million of security deposits and $0.5 million for real estate taxes. As of December 31, 2019, restricted cash of $0.7 million consisted of $0.1 million for construction reserves, $0.2 million of security deposits and $0.4 million for real estate taxes.

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

Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. When the Company enters into a derivative contract, it may or may not elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied. Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but do not utilize hedge accounting. These financial instruments may include interest-rate swaps and other derivative contracts. As of December 31, 2020, the Company had one interest-rate cap and one interest-rate swap contract. The derivatives are accounted for as freestanding and changes in fair value are recorded in current-period earnings.

Non-Controlling Interests
Non-controlling interests of $7.7 million as of December 31, 2020 represent interests held by TruAmerica, Hines, Holland and Waterford, our joint venture partners in Anzio Apartments, Two Liberty, Ezlyn, Lakes and Arbors properties, respectively. Non-controlling interests of $5.3 million as of December 31, 2019 represent interests held by TruAmerica, Hines and Holland, our joint venture partners in Anzio Apartments, Two Liberty Center and Ezlyn, respectively.

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

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
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
As of December 31, 2020, the Company’s $24.7 million of investments in CMBS were classified as Level 3. All CMBS positions held by the Company have been transferred into Level 3 due to the lack of market quote depth during the year ended December 31, 2020. There were no transfers of investments into or from Level 3 during the year ended December 31, 2019.

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

Organization and Offering Expenses
As of December 31, 2020 and December 31, 2019, the Adviser and its affiliates had incurred approximately $5.7 million and $5.2 million, respectively, of organization and offering expenses on our behalf, which will be reimbursed ratably over a 60 month period following July 6, 2022. Under the previous terms, these costs would have begun reimbursement in December

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
2020. On December 6, 2019, the date on which we broke escrow for our Offering, the Company accrued approximately $0.9 million of organization expenses and $4.3 million of offering expenses.
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
We include unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the years ended December 31, 2020 and 2019, there were no dilutive participating securities.

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

The Company recognizes compensation expense on a straight-line basis over the requisite service period of each award, with the amount of compensation expense recognized at the end of a reporting period at least equal to the portion of fair value of the respective award at grant date or modification date, as applicable, that has vested through that date. Compensation expense, which is adjusted for actual forfeitures upon occurrence, is included as a component of general and administrative expense on the statements of operations.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through December 31, 2020, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
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

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
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

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
4. Investments in Real Estate

As of December 31, 2020 and 2019, investments in real estate, net, consisted of the following:

	December 31, 2020	December 31, 2019
Building and building improvements	$272,602,885	$199,478,457
Land	40,397,114	19,667,140
Tenant improvements	9,551,645	4,314,057
Furniture, fixtures and equipment	4,822,680	2,749,914
Accumulated depreciation	(12,065,888)	(2,865,137)
Investments in real estate, net	$315,308,436	$223,344,431

On December 9, 2020, the Company partnered with TruAmerica, through a joint venture (the "Arbors Joint Venture") to acquire a fee simple interest in Arbors of Las Colinas (the "Arbors"), a multifamily asset located in Dallas, Texas for $63.5 million (excluding closing costs). The Arbors Joint Venture acquired the property through a combination of $46.0 million of property-level debt from the Federal Home Loan Mortgage Corporation and equity of $21.3 million funded from the Arbors Joint Venture (consisting of $19.2 million funded by the Company and $2.1 million funded by TruAmerica). The Company owns a 90% interest in the Arbors Joint Venture and TruAmerica owns a 10% interest in the Arbors Joint Venture. The Company has control of the Arbors Joint Venture and TruAmerica acts as the day-to-day property manager. Neither TruAmerica nor the seller of Arbors are affiliates of the Company or its sponsor.
On February 14, 2020, the Company partnered with Waterford Property Company (“Waterford”) through a joint venture (the “Lakes Joint Venture”) to acquire a fee simple interest in Lakes at West Covina (the “Lakes”), a four story, two building office complex located in West Covina, California, for $40.9 million (exclusive of closing costs). The Lakes Joint Venture acquired the Lakes through a combination of $27.9 million of property-level debt from Wells Fargo Bank, N.A. and equity of $16.6 million funded from the Lakes Joint Venture (consisting of $15.7 million funded by the Company and $0.8 million funded by Waterford). The Company owns a 95% interest in the Lakes Joint Venture and Waterford owns a 5% interest in the Lakes Joint Venture. The Company has control of the Lakes Joint Venture and a third party firm is employed to perform the day-to-day property management services. Neither Waterford nor the seller of the Lakes are affiliates of the Company or its sponsor.

On December 10, 2019, the Company partnered with Holland Partner Group (“Holland”) through a joint venture (the “Ezlyn Joint Venture”) to acquire a fee simple interest in Ezlyn (the “Ezlyn”), a multifamily asset located in Westminster, Colorado for $81.3 million (exclusive of closing costs). The Ezlyn Joint Venture acquired Ezlyn and paid related closing costs through a combination of $53.0 million of property-level debt from the Federal Home Loan Mortgage Corporation, $26.2 million funded to the Ezlyn Joint Venture by the Company and $2.9 million funded by Holland. The Company owns a 90% interest in the Ezlyn Joint Venture and Holland owns a 10% interest in the Ezlyn Joint Venture. The Company has control of the Ezlyn Joint Venture and Holland acts as the day-to-day property manager. Neither Holland nor the seller of Ezlyn are affiliates of the Company or its sponsor.

On August 20, 2019, the Company partnered with Hines Interests Limited Partnership (“Hines”) through a joint venture (the “Liberty Joint Venture”) to acquire a fee simple interest in Two Liberty Center (the “Two Liberty Center”), a class “A” office asset located in Ballston, Virginia, for $91.2 million (excluding closing costs). The Liberty Joint Venture acquired Two Liberty Center through a combination of $62.0 million of property-level debt from Bank of America Merrill Lynch and equity of $33.5 million funded from the Liberty Joint Venture (consisting of $32.3 million funded by the Company using borrowings under the Line of Credit and $1.1 million funded by Hines). The Company owns a 96.5% interest in the Liberty Joint Venture and Hines owns a 3.5% interest in the Liberty Joint Venture. The Company has control of the Liberty Joint Venture and Hines acts as the day-to-day property manager. Neither Hines nor the seller of Two Liberty Center are affiliates of the Company or its sponsor.

On April 11, 2019, the Company partnered with TruAmerica, through a joint venture (the "Anzio Joint Venture") to acquire a fee simple interest in Anzio Apartments (the Anzio Apartments), a multifamily asset located in Lawrenceville, Georgia, for $59.2 million (excluding closing costs). The Anzio Joint Venture acquired the property through a combination of $44.4 million of property-level debt from the Federal Home Loan Mortgage Corporation, $14.9 million of borrowings under a Line of Credit with an affiliate of Oaktree (the Line of Credit) which were funded as an equity contribution into the Anzio Joint Venture and $1.7 million funded by TruAmerica. The Company owns a 90% interest in the Anzio Joint Venture and TruAmerica owns a 10% interest in the Anzio Joint Venture. The Company has control of the Anzio Joint Venture and TruAmerica acts as the day-to-day property manager. Neither TruAmerica nor the seller of Anzio Apartments are affiliates of the Company or its sponsor.

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

The following table provides details of the Company's properties:

	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Carrying Amount(1)			Accumulated Depreciation(2)	Encumbrances	Construction Date
Description	Land	Building and Building Improvements	Building and Building Improvements	Land	Building and Building Improvements	Total
Anzio Apartments	$6,105,370	$52,195,304	$2,040,601	$6,105,370	$54,235,905	$60,341,275	$(3,978,450)	$44,400,000	1986
Two Liberty Center	3,074,700	84,117,456	343,420	3,074,700	84,460,876	87,535,576	(3,900,899)	61,971,000	2007
Ezlyn	10,487,070	69,227,189	1,326,995	10,487,070	70,554,184	81,041,254	(2,547,352)	53,040,000	1986
Lakes	4,414,576	31,011,962	401,039	4,414,576	31,413,001	35,827,577	(1,569,056)	25,202,380	1990
Arbors	16,315,398	46,313,244	—	16,315,398	46,313,244	62,628,642	(70,131)	45,950,000	1984
Total	$40,397,114	$282,865,155	$4,112,055	$40,397,114	$286,977,210	$327,374,324	$(12,065,888)	$230,563,380
(1) As of December 31, 2020 and 2019, the aggregated cost basis for tax purposes was $327,374,324 and $226,209,568, respectively.
(2) Refer to Note 3 for details of depreciable lives.

The following table provides a rollforward of the Company's investments in real estate for the years ended December 31, 2020 and 2019:

Real estate	For the year ended December 31, 2020	For the year ended December 31, 2019
Balance at the beginning of year	$226,209,568	$—
Additions during the year:
Building and building improvements	73,124,428	199,478,457
Land	20,729,974	19,667,140
Tenant improvements	5,237,588	4,314,057
Furniture, fixtures and equipment	2,072,766	2,749,914
Balance at the end of year	$327,374,324	$226,209,568

Accumulated depreciation
Balance at the beginning of year	$(2,865,137)	$—
Depreciation expense	(9,200,751)	(2,865,137)
Balance at the end of year	$(12,065,888)	$(2,865,137)

Investments in real estate, net	$315,308,436	$223,344,431
The following table summarizes the purchase price allocations of properties acquired during the years ended December 31, 2020 and 2019:

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements

	2019 Acquisitions			2020 Acquisitions
	Anzio Apartments	Two Liberty	Ezlyn	Lakes	Arbors
Building and building improvements	$50,820,175	$80,305,740	$67,860,509	$26,806,026	$44,885,252
Land	6,105,370	3,074,700	10,487,070	4,414,576	16,315,398
Tenant improvements	—	3,811,716	21,923	4,205,936	—
Furniture, fixtures and equipment	1,405,157	—	1,344,757	—	1,427,992
In-place lease intangibles	1,455,254	3,523,143	1,489,264	3,909,726	1,483,614
Lease origination costs	—	1,501,429	—	1,726,732	—
Above-market lease intangibles	—	58,585	—	5,753	—
Below-market lease intangibles	—	(71,598)	—	(44,030)	—
Total purchase price(1)	$59,785,956	$92,203,715	$81,203,523	$41,024,719	$64,112,256
(1) Purchase price is inclusive of closing costs.

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
5. Intangibles

The Company recorded in-place lease and above and below market lease intangibles as a result of its property acquisitions during the years ended December 31, 2020 and 2019. The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of December 31, 2020 and 2019:

Intangible assets:	December 31, 2020	December 31, 2019
In-place lease intangibles	$11,635,323	$6,467,661
Lease origination costs	3,946,636	1,867,804
Lease inducements	1,708,038	1,291,027
Above-market lease intangibles	5,753	58,585
Total intangible assets	17,295,750	9,685,077
Accumulated amortization:
In-place lease intangibles	(5,586,764)	(2,015,770)
Lease origination costs	(521,929)	(131,353)
Lease inducements	(280,128)	(59,820)
Above-market lease intangibles	(5,753)	(24,647)
Total accumulated amortization	(6,394,574)	(2,231,590)
Intangible assets, net	$10,901,176	$7,453,487

Intangible liabilities:
Below-market lease intangibles	$(94,501)	$(71,598)
Accumulated amortization	24,637	14,439
Intangible liabilities, net	$(69,864)	$(57,159)

The weighted average amortization periods of the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles is 34 months.

The following table details the Company's future amortization of intangible assets:

For the year ended:	Amortization
2021	$3,716,018
2022	2,116,706
2023	1,673,913
2024	1,228,606
2025	1,011,148
Thereafter	1,154,785
Total	$10,901,176

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
6. Investments in Real Estate-Related Loans and Securities

The following table details the Company's commercial mortgage backed securities activity for the year ended December 31, 2020:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Trade Date	Face Amount	Beginning Balance 12/31/19	Purchases	Sales	Unrealized Gain / (Loss)(2)	Ending Balance 12/31/20	Realized Gain / (Loss)(3)
BX 2020 BXLP G	Industrial Paper	L+2.50%	12/15/29	Principal due at maturity	01/23/20	$10,827,000	$—	$10,784,627	$(5,000,000)	$(57,266)	$5,727,361	$(154,435)
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	02/04/20	4,000,000	—	4,005,000	—	(143,800)	3,861,200	—
BXMT 2020 FL 2	Commercial Real Estate Collateralized Loan Obligation	L+1.95%	2/16/37	Principal due at maturity	01/31/20	4,000,000	—	4,000,000	(4,000,000)	—	—	(130,000)
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	03/19/20	3,700,000	—	2,511,539	—	808,841	3,320,380	—
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	03/20/20	1,998,000	—	1,408,342	—	552,495	1,960,837	—
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	03/30/20	1,550,000	—	1,006,970	—	499,010	1,505,980	—
BX 2020 VIVA D	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	4,680,982	—	3,905,526	(1,160,567)	540,443	3,285,402	220,595
BX 2020 VIVA E	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	2,319,018	—	1,790,168	—	402,927	2,193,095	—
CGCMT 2020-WSS E	WoodSpring Suites Extended Stay Hotel	L+2.41%	2/16/27	Principal due at maturity	07/08/20	1,839,000	—	1,466,235	(1,466,235)	—	—	208,324
CGCMT 2020-WSS F	WoodSpring Suites Extended Stay Hotel	L+2.71%	2/16/27	Principal due at maturity	07/08/20	3,160,000	—	2,419,063	—	440,277	2,859,340	—
						$38,074,000	$—	$33,297,470	$(11,626,802)	$3,042,927	$24,713,595	$144,484

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of December 31, 2020 and 2019, one-month LIBOR was equal to 0.14% and 1.76%, respectively.
(2)	Unrealized gains/(losses) on investments are determined using price quotations provided by independent third party valuation firms and are included in other income (expense) on the consolidated statement of operations.
(3)	Realized gains on investments are included in other income (expense) on the consolidated statement of operations.

The Company did not have any commercial mortgage backed securities activity for the year ended December 31, 2019.

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
The following table details the Company's real estate-related loan investments as of December 31, 2020 and 2019:

						As of December 31, 2020
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(249,029)	24,750,971
						$50,000,000	$(249,029)	$49,750,971

						As of December 31, 2019
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$(367,510)	$24,632,490
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(334,691)	24,665,309
						$50,000,000	$(702,201)	$49,297,799

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of December 31, 2020 and 2019, one-month LIBOR was equal to 0.14% and 1.76%, respectively.
(2)	Neither investment is subject to delinquent principal or interest as of December 31, 2020 or December 31, 2019.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
(4)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.
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

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
7. Accounts and Other Receivables and Other Assets
The following table summarizes the components of accounts and other receivables and other assets as of December 31, 2020 and 2019:

Receivables	December 31, 2020	December 31, 2019
Accounts receivable	$949,714	$1,097,446
Straight-line rent receivable	1,954,662	407,475
Interest receivable	325,602	264,525
Allowance for doubtful accounts	(155,519)	—
Total accounts and other receivables, net	$3,074,459	$1,769,446

Other assets	December 31, 2020	December 31, 2019
Deposits	$474,306	$500,000
Prepaid expenses	545,441	70,625
Interest rate cap	86,000	—
Total other assets	$1,105,747	$570,625

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Subscriptions received in advance	$—	$70,000
Real estate taxes payable	624,961	391,519
Accounts payable and accrued expenses	2,322,523	1,222,942
Prepaid rent	1,007,729	637,233
Accrued interest expense	326,586	298,884
Tenant security deposits	632,837	620,814
Derivative(1)	626,224	—
Distribution payable	768,521	339,337
Total accounts payable, accrued expenses and other liabilities	$6,309,381	$3,580,729

(1)
This derivative relates to an interest rate swap on the Two Liberty mortgage loan. The notional amount of the swap is $33,800,000 and expires in August 2024. Two Liberty receives a floating rate of one-month USD LIBOR and pays a fixed rate of 0.7225%.

9. Mortgage Loans
The following table summarizes the components of mortgage loans as of December 31, 2020 and 2019:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	December 31, 2020	December 31, 2019
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan(2)	L + 1.50%	August 2024	61,971,000	61,971,000
Ezlyn mortgage loan	3.38%	December 2026	53,040,000	53,040,000
Lakes mortgage loan(2)	L + 1.55%	February 2025	25,202,380	—
Arbors mortgage loan(3)	SOFR + 2.24%	January 2031	45,950,000	—
Total mortgage loans			230,563,380	159,411,000
Less: deferred financing costs, net			(1,376,424)	(934,146)
Mortgage loans, net			$229,186,956	$158,476,854

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of December 31, 2020 and 2019, one-month LIBOR was equal to 0.14% and 1.76%, respectively.
(2)	The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of December 31, 2020.
(3)	The term "SOFR" refers to the Secured Overnight Financing Rate. As of December 31, 2020, the SOFR was 0.08%.

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
The following table presents the future principal payments due under the Company's mortgage loans as of December 31, 2020:

Year	Amount
2021	—
2022	—
2023	—
2024	61,971,000
2025	25,202,380
Thereafter	143,390,000
Total	$230,563,380
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

In connection with the acquisition of Two Liberty Center, the Liberty Joint Venture obtained a $62.0 million mortgage loan from Bank of America Merrill Lynch (BAML). The mortgage loan is secured by Two Liberty Center and bears interest at a rate of LIBOR plus a spread of 150 basis points, payable as interest-only for the initial term of 60 months. The term of the mortgage loan is 60 months with two one-year extension options. The mortgage loan is subject to customary terms and conditions, and the Liberty Joint Venture was in compliance with all financial covenants it is subject to under the mortgage loan as of December 31, 2020.

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

In connection with the acquisition of the Lakes property, the Lakes Joint Venture obtained a $27.9 million mortgage loan from Bank of America, N.A. (Bank of America). The mortgage loan is secured by the Lakes and bears interest at a rate of LIBOR plus a spread of 155 basis points, payable as interest-only. The term of the mortgage loan is 60 months and amounts prepaid under the mortgage loan are not subject to penalty. The mortgage loan is subject to customary terms and conditions, and the Lakes Joint Venture was in compliance with all financial covenants it is subject to under the mortgage loan as of December 31, 2020.

In connection with the acquisition of Arbors, the Arbors Joint Venture obtained a $46.0 million mortgage loan from Freddie Mac. The mortgage loan is secured by Arbors and bears interest at a variable rate equal to the Secured Overnight Financing Rate, "SOFR" plus a spread of 224 basis points, payable as interest-only for the first 60 months, then principal and interest payable for the remaining term based on a 360 month amortization period. The term of the mortgage loan is 120 months. Amounts prepaid under the mortgage loan are subject to a 1% penalty following a one year lockout period. The mortgage loan is subject to customary terms and conditions.

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
Credit Agreement
On June 5, 2020, the Company entered into a line of credit (the “Credit Agreement”) with Oaktree Fund GP I, L.P. (“Lender”), an affiliate of the Company’s sponsor, Oaktree, providing for a discretionary, unsecured, uncommitted credit facility in a

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
maximum aggregate principal amount of $125 million. The Credit Agreement expires on June 30, 2021, subject to one-year extension options requiring Lender approval. Borrowings under the Credit Agreement will bear interest at a rate of the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%. Each advance under the Credit Agreement is repayable on the earliest of (i) Lender’s demand, (ii) the stated expiration of the Credit Agreement, and (iii) the date on which Oaktree Fund Advisors, LLC or an affiliate thereof no longer acts as the Company’s investment adviser; provided that the Company will have 180 days to make such repayment in the event of clauses (i) and (ii) and 45 days to make such repayment in the event of clause (iii). To the extent the Company has not repaid all loans and other obligations under the Credit Agreement after a repayment event has occurred, the Company is obligated to apply the net cash proceeds from its public offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Company will be permitted to (x) make payments to fulfill any repurchase requests pursuant to its share repurchase plan, (y) use funds to close any acquisition of property which the Company committed to prior to receiving a demand notice and (z) make quarterly distributions to its stockholders at per share levels consistent with the immediately preceding fiscal quarter and as otherwise required for it to maintain its REIT status. The Credit Agreement also permits voluntary prepayment of principal and accrued interest without any penalty other than customary LIBOR breakage costs. The Credit Agreement contains customary events of default. As is customary in such financings, if an event of default occurs under the Credit Agreement, Lender may accelerate the repayment of amounts outstanding under the Credit Agreement and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of December 31, 2020, the Company did not have any borrowings outstanding under the Credit Agreement.
Management Fee

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser agreed to waive its management fee from December 6, 2019 through June 6, 2020. Beginning June 7, 2020, the Adviser has been paid a management fee equal to 1.00% of NAV per annum, payable monthly in arrears. The management fee is payable, at the Adviser’s election, in cash or Class I shares. For the year ended December 31, 2020, the Company recorded $1.2 million in Adviser management fees, all of which the Adviser elected to receive in Class I shares. Since the Adviser agreed to waive its management fee until six months following escrow break, the Company waived management fees of $107,563 and $749,171 for the years ended December 31, 2019 and 2020, respectively.

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of December 31, 2020, the Company had not retained an affiliate of the Adviser for any such services.
Performance Fee
The Company pays the Adviser a performance fee equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount (each term as defined in the advisory agreement) and a high water mark, with a catch-up. Such performance fee is made annually and accrues monthly. For the years ended December 31, 2020 and 2019, the Company accrued performance fees of $2.2 million and $0.2 million, respectively.
Due to Affiliates

Due to affiliates of $12.1 million as of December 31, 2020 consisted primarily of $0.9 million due to Oaktree for reimbursement of operating expenses, $5.7 million due to Oaktree for reimbursement of organizational and offering costs, $0.4 million due to the Adviser for management fees, $2.7 million due to Oaktree for share repurchases and $2.4 million due to the Adviser for performance fees (which includes $0.2 million of performance fee with respect to the period ended December 31, 2019, which the Adviser has deferred receipt until 2021). Due to affiliates of $6.0 million as of December 31, 2019 consisted of $0.6 million due to Oaktree for reimbursement of operating expenses, $5.2 million due to Oaktree for reimbursement of organizational and offering costs, and $0.2 million due to Oaktree for performance fees.
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

Oaktree Real Estate Income Trust, Inc.
Notes to the Financial Statements
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

Under the repurchase arrangement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the years ended December 31, 2020 and 2019, the Company repurchased 2,521,620 and 0 Class I shares, respectively, from the Oaktree Investor at a price of $10.00 per share. As of December 31, 2020, the Oaktree Investor held 6,186,397 of the Company's outstanding Class I shares.
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

11. Stockholders’ Equity
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
As of December 31, 2020 and 2019, the Company had authority to issue 1,050,000,000 shares, consisting of the following:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	250,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000

Common Stock
The following tables detail the movement in the Company's outstanding shares of common stock:

	Class S	Class I	Class T	Class D	Total
December 31, 2019	5,851,600	9,145,617	—	—	14,997,217
Common stock issued	7,040,896	759,820	—	—	7,800,716
Distribution reinvestments	205,798	9,763	—	—	215,561
Independent directors' restricted stock vested(1)	—	5,749	—	—	5,749
Management fees	—	78,022	—	—	78,022
Stock redemptions	(65,644)	(2,521,620)	—	—	(2,587,264)
December 31, 2020	13,032,650	7,477,351	—	—	20,510,001

(1)
The directors' vested restricted stock represents $127,500 of the annual compensation paid to the independent directors since inception. The restricted stock is amortized over the one-year service period of such stock grants.

Distributions

Beginning December 31, 2019, the Company declared monthly distributions for each class of its common stock, which are generally paid approximately 20 days after month-end. Each class of the Company's common stock received the same aggregate gross distribution per share, which was $0.4573 per share since inception through December 31, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. All 2019 and 2020 distributions represent a return of capital.

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
The following table details the net distribution for each of our share classes as of December 31, 2020:

Declaration Date	Class S Shares	Class I Shares	Class T Shares	Class D Shares
December 31, 2019	$0.0189	$0.0250	$—	$—
January 30, 2020	$0.0222	$0.0294	$—	$—
February 27, 2020	$0.0272	$0.0341	$—	$—
March 30, 2020	$0.0267	$0.0341	$—	$—
April 30, 2020	$0.0272	$0.0344	$—	$—
May 29, 2020	$0.0288	$0.0361	$—	$—
June 30, 2020	$0.0293	$0.0365	$—	$—
July 30, 2020	$0.0291	$0.0365	$—	$—
August 28, 2020	$0.0293	$0.0367	$—	$—
September 29, 2020	$0.0295	$0.0367	$—	$—
October 29, 2020	$0.0294	$0.0369	$—	$—
November 25, 2020	$0.0320	$0.0392	$—	$—
December 30, 2020	$0.0342	$0.0417	$—	$—
Total	$0.3638	$0.4573	$—	$—

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Ohio, Oregon, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Ohio, Oregon, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. For the year ended December 31, 2020, the Company reinvested $2.2 million of distributions. There were no distributions reinvested during the year December 31, 2019.
Share Repurchase Plan
The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify, suspend or terminate the share repurchase plan. For the year ended December 31, 2020, the Company repurchased 2,587,264 shares including 2,521,620 shares repurchased from Oaktree Fund GP I, L.P. (the “Oaktree Investor”). There were no share repurchases as of December 31, 2019.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2020, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

13. Five Year Minimum Rental Payments
The following table presents the future minimum rents the Company expects to receive from its office properties. Leases at the Company's multifamily investments are short term, generally 12 months or less, and are not included.

Year	Future Minimum Rents
2021	$11,157,656
2022	10,794,379
2023	9,620,248
2024	6,857,286
2025	5,744,018
Thereafter	6,560,171
Total	$50,733,758

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

The following table sets forth the total assets by segment:

	December 31, 2020	December 31, 2019
Multifamily	$204,408,015	$140,841,295
Office	134,521,921	93,629,245
Real estate-related loans and securities	74,464,566	49,297,799
Other (Corporate)	27,479,107	29,717,653
Total assets	$440,873,609	$313,485,992

The following table sets forth the financial results by segment for the year ended December 31, 2020:

	Multifamily	Office	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$11,681,669	$12,463,543	$—	$24,145,212
Other revenues	496,052	645,006	—	1,141,058
Total revenues	12,177,721	13,108,549	—	25,286,270

Expenses:
Rental property operating	4,859,445	5,351,792	—	10,211,237
Total expenses	4,859,445	5,351,792	—	10,211,237
Income from real-estate related loans and securities	—	—	4,908,074	4,908,074
Realized gain on investments	—	—	144,484	144,484
Unrealized gain on investments	—	(626,224)	3,042,927	2,416,703
Segment net operating income	$7,318,276	$7,130,533	$8,095,485	$22,544,294

Depreciation and amortization	$6,372,127	$7,108,886	$—	$13,481,013
General and administrative expenses				3,473,954
Management fee				1,170,717
Performance fee				2,215,134
Interest expense				4,948,496
Net loss				(2,745,020)
Net loss attributable to non-controlling interests				307,169
Net loss attributable to stockholders				$(2,437,851)

The following table sets forth the financial results by segment for the year ended December 31, 2019:

	Multifamily	Office	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$4,245,057	$2,883,152	$—	$7,128,209
Other revenues	164,948	246,750	—	411,698
Total revenues	4,410,005	3,129,902	—	7,539,907

Expenses:
Rental property operating	2,009,938	1,061,828	—	3,071,766
Total expenses	2,009,938	1,061,828	—	3,071,766
Income from real estate-related loans	—	—	2,305,721	2,305,721
Segment net operating income	$2,400,067	$2,068,074	$2,305,721	$6,773,862

Depreciation and amortization	$3,381,811	$1,630,448	$—	$5,012,259
General and administrative expenses				1,616,252
Management fee				—
Performance fee				200,649
Organizational expenses				885,061
Interest expense				4,048,089
Net loss				$(4,988,448)
Net loss attributable to non-controlling interests				265,570
Net loss attributable to stockholders				$(4,722,878)

15. Subsequent Events
The Company has evaluated events from December 31, 2020 through the date the financial statements were issued.
Investments
Subsequent to December 31, 2020, the Company sold an aggregate of $4.9 million of floating-rate commercial mortgage backed securities.

On February 2, 2021, the Company had an initial funding of $4.1 million for a first mortgage loan secured by a condominium development in Brooklyn, New York.

On February 17, 2021, the Company had an initial funding of $12.7 million for a first mortgage loan secured by a condominium and apartment development in San Francisco, California.

Status of the Offering
As of March 30, 2021, the Company had sold an aggregate of 21,614,752 shares, net of repurchases, of its common stock (consisting of 14,411,775 Class S shares, 7,129,017 Class I shares and 73,960 Class C shares) in the Offering resulting in net proceeds of $218.9 million to the Company as payment for such shares.

Class C Shares Private Offering

Subsequent to December 31, 2020, the Company created a new Class C share class and began conducting a private offering of Class C shares to a feeder vehicle primarily created to hold the Company's Class C shares, which in turn will offer interests in itself to investors.

Distributions
Subsequent to December 31, 2020, the Company declared distributions as follows:

Record Date	Class S	Class I	Class T	Class D
January 28, 2021	$0.0344	$0.0420	N/A	N/A
February 25, 2021	$0.0352	$0.0420	N/A	N/A
March 30, 2021	$0.0346	$0.0422	N/A	N/A