Form 10-Q
period 2021-03-31
OAKTREE REAL ESTATE INCOME TRUST, INC.
filed 2021-05-17
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of May 14, 2021 was 22,237,223, consisting of 5,413,516 Class I shares, 16,079,328 Class S shares and 744,379 Class C shares.

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

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Oaktree Real Estate Income Trust, Inc.
Consolidated Balance Sheets

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investments in real estate, net	$312,757,658	$315,308,436
Investments in real estate-related loans and securities, net	85,789,370	74,464,566
Intangible assets, net	9,379,298	10,901,176
Cash and cash equivalents	27,167,065	32,740,150
Restricted cash	3,740,400	3,279,075
Accounts and other receivables, net	5,590,827	3,074,459
Other assets	888,325	1,105,747
Total Assets	$445,312,943	$440,873,609
Liabilities and Equity
Mortgage loans, net	$229,243,083	$229,186,956
Due to affiliates	18,604,324	12,123,459
Intangible liabilities, net	63,652	69,864
Accounts payable, accrued expenses and other liabilities	6,722,532	6,309,381
Commitments and contingencies (Note 12)	—	—
Total Liabilities	254,633,591	247,689,660
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at March 31,2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 20,662,400 and 20,510,001 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	206,624	205,099
Additional paid-in capital	201,847,118	200,440,567
Accumulated deficit	(18,811,831)	(15,179,566)
Total Stockholders’ Equity	183,241,911	185,466,100
Non-controlling interests attributable to third party joint ventures	7,437,441	7,717,849
Total Equity	190,679,352	193,183,949
Total Liabilities and Stockholders' Equity	$445,312,943	$440,873,609
See accompanying notes to financial statements.

    The following table presents the assets and liabilities of investments consolidated as a variable interest entities for which the Company is determined to be the primary beneficiary.

	March 31, 2021	December 31, 2020
Assets
Investments in real estate, net	$312,757,658	$315,308,436
Intangible assets, net	9,379,298	10,901,176
Cash and cash equivalents	3,086,097	3,060,611
Restricted cash	3,740,400	3,279,075
Accounts and other receivables, net	2,659,913	2,778,108
Other assets	839,740	1,010,972
Total Assets	$332,463,106	$336,338,378

Liabilities
Mortgage loans, net	$229,243,083	$229,186,956
Intangible liabilities, net	63,652	69,864
Accounts payable, accrued expenses and other liabilities	5,280,005	4,761,810
Total Liabilities	$234,586,740	$234,018,630

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Revenues
Rental revenues	7,231,048	$5,414,061
Other revenues	381,445	326,750
Total revenues	7,612,493	5,740,811
Expenses
Rental property operating	3,315,026	2,016,602
General and administrative expenses	1,015,798	650,579
Management fee	554,049	403,896
Performance fee	573,823	811,650
Depreciation and amortization	4,324,486	3,389,665
Total expenses	9,783,182	7,272,392
Fees waived	—	(403,896)
Net expenses	9,783,182	6,868,496
Other income (expense)
Income from real estate-related loans and securities	1,202,332	1,353,627
Interest expense	(1,372,457)	(1,416,287)
Realized gains on investments	980,665	—
Unrealized loss on investments	(12,427)	(1,800,694)
Total other income (expense)	798,113	(1,863,354)
Net loss	(1,372,576)	(2,991,039)
Net loss attributable to non-controlling interests	125,278	$104,594
Net loss attributable to stockholders	$(1,247,298)	$(2,886,445)
Per common share data:
Net loss per share of common stock
Basic	$(0.06)	$(0.17)
Diluted	$(0.06)	$(0.17)
Weighted average number of shares outstanding
Basic	21,277,332	16,833,421
Diluted	21,277,332	16,833,421
See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

	For the Three Months Ended March 31, 2021
	Par Value
	Shares	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2020	20,510,001	$74,773	$130,326	$—	$—	$—	$200,440,567	$(15,179,566)	$185,466,100	7,717,849	$193,183,949
Share-based compensation	6,840	68	—	—	—	—	17,788	—	17,856	—	17,856
Distribution reinvestments	89,013	45	845	—	—	—	932,683	—	933,573	—	933,573
Class I common stock issued	141,412	1,414	—	—	—	—	1,492,309	—	1,493,723	—	1,493,723
Class S common stock issued	1,416,179	—	14,162	—	—	—	14,912,108	—	14,926,270	—	14,926,270
Class C common stock issued	73,960	—	—	740	—	—	784,868	—	785,608	—	785,608
Contributions	—	—	—	—	—	—	—	—	—	31,245	31,245
Distributions	—	—	—	—	—	—	—	(2,384,967)	(2,384,967)	(186,375)	(2,571,342)
Repurchases	(1,575,005)	(13,803)	(1,946)	—	—	—	(15,790,941)	—	(15,806,690)	—	(15,806,690)
Offering costs	—	—	—	—	—	—	(942,264)	—	(942,264)	—	(942,264)
Net loss	—	—	—	—	—	—	—	(1,247,298)	(1,247,298)	(125,278)	(1,372,576)
Balance at March 31, 2021	20,662,400	$62,497	$143,387	$740	$—	$—	$201,847,118	$(18,811,831)	$183,241,911	$7,437,441	$190,679,352

	For the Three Months Ended March 31, 2020
	Par Value
	Shares	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	14,997,217	$91,456	$58,516	$—	$—	$—	$145,350,064	$(5,430,110)	$140,069,926	$5,348,012	$145,417,938
Share-based compensation	5,750	58	—	—	—	—	17,713	—	17,771	—	17,771
Distribution reinvestments	30,338	18	285	—	—	—	306,964	—	307,267	—	307,267
Class I common stock issued	32,309	323	—	—	—	—	324,677	—	325,000	—	325,000
Class S common stock issued	3,005,959	—	30,060	—	—	—	30,541,025	—	30,571,085	—	30,571,085
Class C common stock issued	—	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	1,147,187	1,147,187
Distributions	—	—	—	—	—	—	—	(1,485,593)	(1,485,593)	(91,559)	(1,577,152)
Repurchases	(40,271)	—	(403)	—	—	—	(390,534)	—	(390,937)	—	(390,937)
Offering Costs	—	—	—	—	—	—	(450,911)	—	(450,911)	—	(450,911)
Net loss	—	—	—	—	—	—	—	(2,886,445)	(2,886,445)	(104,594)	(2,991,039)
Balance at March 31, 2020	18,031,302	$91,855	$88,458	$—	$—	$—	$175,698,998	$(9,802,148)	$166,077,163	$6,299,046	$172,376,209

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(1,372,576)	$(2,991,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,324,486	3,389,665
Management fees	554,049	—
Amortization of above and below market leases and lease inducements	57,025	53,350
Amortization of restricted stock grants	17,856	17,771
Amortization of deferred financing costs	56,127	45,596
Amortization of origination fees and discount	(37,506)	(197,316)
Capitalized interest from the real-estate loans	(24,289)	—
Realized gain on investments	(980,665)	—
Unrealized loss on investments	12,427	1,800,694
Changes in assets and liabilities:
(Increase) decrease in lease inducements and origination costs	(18,318)	—
Decrease (increase) in other assets	217,422	(551,339)
(Increase) decrease in accounts and other receivables	(230,018)	86,891
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(799,229)	889,148
(Decrease) increase in due to affiliates	604,904	874,288
Net cash (used in) provided by operating activities	2,381,695	3,417,709

Cash flows from investing activities
Acquisition of real estate	—	(41,024,719)
Purchase of real estate-related loans and securities	(16,781,895)	(22,726,513)
Proceeds from sale of real estate-related loans and securities	4,879,135	—
Principal repayments from real estate-related loans	928,414	—
Payment of investment deposit	(2,000,000)	—
Building improvements	(273,378)	(615,663)
Net cash used in investing activities	(13,247,724)	(64,366,895)

Cash flows from financing activities:
Borrowings from mortgage loans	—	27,900,000
Payment of deferred financing costs	—	(356,450)
Proceeds from issuance of common stock	16,661,878	30,896,085
Repurchases of common stock	(8,882,074)	—
Payment of offering costs	(453,103)	(450,911)
Distributions to non-controlling interests	(186,375)	(91,559)
Contributions from non-controlling interests	31,245	1,147,187
Distributions	(1,417,302)	(1,178,326)
Net cash provided by financing activities	5,754,269	57,866,026

Net change in cash and cash-equivalents and restricted cash	(5,111,760)	(3,083,160)
Cash and cash-equivalents and restricted cash, beginning of period	36,019,225	31,050,204
Cash and cash-equivalents and restricted cash, end of period	$30,907,465	$27,967,044

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash and cash equivalents	$27,167,065	$23,546,939
Restricted cash	3,740,400	4,420,105
Total cash and cash equivalents and restricted cash	$30,907,465	$27,967,044

Supplemental disclosures:
Interest paid	$1,285,962	$1,272,067
Non-cash investing and financing activities:
Accrued distributions	$802,613	$549,408
Accrued stockholder servicing fee	$107,295	$65,127
Accrued offering costs	$478,249	$—
Distributions reinvested	$933,573	$307,267
Management fees paid in shares	$543,723	$—
Accrued building improvements	$23,371	$—
Payable for real estate-related loans and securities	$—	$999,750
Real estate related loan repayment in accounts receivable	$286,350	$—
Accrued repurchases in accounts payable	$768,614	$390,937
Accrued repurchases in due to affiliates	$8,793,500	$—

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

As of March 31, 2021, the Company owned five investments in real estate, five investments in real estate-related loans and seven investments in floating-rate commercial mortgage backed securities ("CMBS").
2. Capitalization
As of March 31, 2021, the Company was authorized to issue up to 1,000,000,000 shares of common stock. On April 11, 2018, the Company amended and restated its charter to authorize the following classes of stock:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	125,000,000	$0.01
Class C common stock	125,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000

3. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future period.
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
If an entity is determined to be a VIE, the Company evaluates whether it is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. The Company consolidates a VIE if it has both power and benefits—that is, (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Company consolidates all VIEs for which it is the primary beneficiary, including the Company’s joint ventures with TruAmerica Multifamily, LLC (“TruAmerica”), Hines Interests Limited Partnership (“Hines”), Holland Partner Group (“Holland”) and Waterford Property Company (“Waterford”) to hold the Anzio Apartments/Arbors, Two Liberty, Ezlyn and Lakes properties, respectively (see Note 4). As of March 31, 2021, the total assets and liabilities of the Company’s consolidated VIEs, were $332.5 million and $234.6 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets. For each of our Company’s consolidated VIEs, certain assets are pledged as collateral for specific obligations of the VIE. There are no creditors or other partners of the Company’s consolidated VIEs that have recourse to its general credit. The Company’s maximum exposure to the Company’s consolidated VIEs is limited to the Company’s variable interests in each VIE.
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
COVID-19
The global pandemic of a new strain of coronavirus known as COVID-19 continues to adversely impact global commercial activity and has contributed to significant uncertainty and volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and has spread around the world with many countries and other jurisdictions instituting quarantines, shelter in place orders, restrictions on travel, and limiting significantly operations of non-essential businesses in an effort to reduce the spread of infection. Among other effects, these actions have created a disruption in global supply chains, a reduction in purchases by consumers, significantly increased unemployment, a demand shock in oil prices and have adversely impacted a number of industries directly, such as transportation, hospitality and entertainment as well as economic stimulus and other government intervention.
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
As of May 14, 2021, approximately one-third of the population in the United States of America had received a coronavirus vaccination. Federal, state and city governments continue to lift coronavirus-related restrictions to varying levels. As jurisdictions and businesses reopen, economic activity is expected to improve, but there is no certainty that this will be the case. The Company is unable to estimate the impact the changing situation will have on its financial results at this time.
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

The Company reviews its real estate portfolio on a periodic basis to ascertain if there are any indicators of impairment in the carrying values of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, the Company performs a recoverability analysis that compares future undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. As of March 31, 2021, the Company had not identified any indicators of impairment with respect to its real estate portfolio.
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
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms, including consideration of the underlying collateral value. As of March 31, 2021, each of the Company’s real-estate related loans was performing in accordance with its contractual terms and management has not established an allowance for loan losses.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021. However, uncertainty over the ultimate impact COVID-19 will have on the global economy and the Company’s business makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.
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
The Company has provided rent deferrals as concessions to tenants impacted by the pandemic. The Company has concluded that each concession does not represent a substantial increase in the rights of the lessor or the obligations of the lessee. Accordingly, the Company has elected to not account for each concession as a change in the provisions of the lease and rather, has assumed each concession was always contemplated by the contract. During the three months ended March 31, 2021, the Company provided a rent deferral to one tenant for an immaterial amount.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.
Restricted Cash
As of March 31, 2021, restricted cash of $3.7 million consisted of $0.6 million for construction reserves, $0.4 million of security deposits and $2.7 million for real estate taxes. As of December 31, 2020, restricted cash of $3.3 million consisted of $2.4 million for construction reserves, $0.4 million of security deposits and $0.5 million for real estate taxes.
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
Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. When the Company enters into a derivative contract, it may or may not elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied. Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but do not utilize hedge accounting. These financial instruments may include interest-rate swaps and other derivative contracts. As of March 31, 2021, the Company had one interest-rate cap and one interest-rate swap contract. The derivatives are accounted for as freestanding instruments and changes in fair value are recorded in current-period earnings.
Non-Controlling Interests
Non-controlling interests of $7.4 million as of March 31, 2021 and $7.7 million as of December 31, 2020 represent interests held by TruAmerica, Hines, Holland and Waterford, our joint venture partners in Anzio Apartments/Arbors, Two Liberty, Ezlyn and Lakes, respectively.
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
As of March 31, 2021 and December 31, 2020, the Company’s investments in CMBS were classified as Level 3.
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
Organization and Offering Expenses
Organization expenses are expensed as incurred and offering expenses are reflected as a reduction of additional paid-in capital from the gross proceeds of the Offering. Any amounts due to the Adviser but not paid are recognized as a liability on the balance sheet.
As of March 31, 2021 and December 31, 2020, our Adviser and its affiliates had incurred approximately $6.2 million and $5.7 million, respectively, of organization and offering expenses on our behalf. The Company has agreed to reimburse these expenses ratably over a 60 month period beginning on July 6, 2022.

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
We include unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For each of the three months ended March 31, 2021 and 2020, there were no dilutive participating securities.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through March 31, 2021, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
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

4. Investments in Real Estate

As of March 31, 2021 and December 31, 2020, investments in real estate, net, consisted of the following:

	March 31, 2021	December 31, 2020
Building and building improvements	$272,671,798	$272,602,885
Land	40,397,114	40,397,114
Tenant improvements	9,694,171	9,551,645
Furniture, fixtures and equipment	4,907,991	4,822,680
Accumulated depreciation	(14,913,416)	(12,065,888)
Investments in real estate, net	$312,757,658	$315,308,436

5. Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of March 31, 2021 and December 31, 2020:

Intangible assets:	March 31, 2021	December 31, 2020
In-place lease intangibles	$11,635,323	$11,635,323
Lease origination costs	3,964,955	3,946,636
Lease inducements	1,708,038	1,708,038
Above-market lease intangibles	5,753	5,753
Total intangible assets	17,314,069	17,295,750
Accumulated amortization:
In-place lease intangibles	(6,967,005)	(5,586,764)
Lease origination costs	(618,499)	(521,929)
Lease inducements	(343,514)	(280,128)
Above-market lease intangibles	(5,753)	(5,753)
Total accumulated amortization	(7,934,771)	(6,394,574)
Intangible assets, net	$9,379,298	$10,901,176

Intangible liabilities:
Below-market lease intangibles	$(100,466)	$(94,501)
Accumulated amortization	36,814	24,637
Intangible liabilities, net	$(63,652)	$(69,864)

The weighted average amortization periods of the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles is 30 months.

The following table details the Company's future amortization of intangible assets:

Amortization
For the remainder of 2021	$2,189,771
2022	2,116,022
2023	1,673,054
2024	1,227,747
2025	1,010,289
Thereafter	1,162,415
Total	$9,379,298

6. Investments in Real Estate-Related Loans and Securities

During the three months ended March 31, 2021, the Company sold $3.9 million of floating-rate CMBS and recognized a gain of $1.0 million as a result of the sale. For the three months ended March 31, 2021, the Company recognized $0.2 million of interest income related to such floating-rate CMBS.
During the three months ended March 31, 2020, the Company invested $23.7 million into floating-rate CMBS and recognized $0.1 million of interest income related to such floating-rate CMBS.

The following table details the Company's CMBS activity for the three months ended March 31, 2021:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Trade Date	Face Amount	Beginning Balance 12/31/20	Purchases	Sales	Unrealized Gain / (Loss)(2)	Ending Balance 3/31/21	Realized Gain / (Loss)(3)
BX 2020 BXLP G	Industrial Paper	L+2.50%	12/15/29	Principal due at maturity	01/23/20	$5,827,000	$5,727,361	$—	$—	$106,460	$5,833,821	—
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	02/04/20	4,000,000	3,861,200	—	—	78,000	3,939,200	—
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	03/19/20	3,700,000	3,320,380	—	—	204,610	3,524,990	—
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	03/20/20	1,998,000	1,960,837	—	(699,300)	(267,332)	994,205	289,710
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	03/30/20	1,550,000	1,505,980	—	—	21,080	1,527,060	—
BX 2020 VIVA D	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	3,287,374	3,285,402	—	(2,752,384)	(533,018)	—	570,470
BX 2020 VIVA E	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	2,319,018	2,193,095	—	(446,786)	(104,025)	1,642,284	120,485
CGCMT 2020-WSS F	WoodSpring Suites Extended Stay Hotel	L+2.71%	2/16/27	Principal due at maturity	07/08/20	3,160,000	2,859,340	—	—	88,573	2,947,913	—
						$25,841,392	$24,713,595	$—	$(3,898,470)	$(405,652)	$20,409,473	$980,665

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of March 31, 2021 and December 31, 2020, one-month LIBOR was equal to 0.11% and 0.14%, respectively.

(2)	Unrealized gain/loss on debt security investments are determined using price quotations provided by independent third party valuation firms and are included in other income (expense) on the consolidated statement of operations.
(3)	Realized gain/loss is included in other income (expense) on the consolidated statement of operations.

The following table details the Company's CMBS activity for the three months ended March 31, 2020:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Trade Date	Face Amount	Beginning Balance 12/31/19	Purchases	Sales	Unrealized Gain / (Loss)(2)	Ending Balance 3/31/20	Realized Gain / (Loss)(3)
BX 2020 BXLP G	Industrial Paper	L+2.50%	12/15/29	Principal due at maturity	01/23/20	$10,827,000	$—	$10,784,627	$—	$(844,358)	$9,940,269	—
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	02/04/20	4,000,000	—	4,005,000	—	(309,400)	3,695,600	—
BXMT 2020 FL 2	Commercial Real Estate Collateralized Loan Obligation	L+1.95%	2/16/37	Principal due at maturity	01/31/20	4,000,000	—	4,000,000	—	(345,200)	3,654,800	—
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	03/19/20	3,700,000	—	2,511,539	—	(4,786)	2,506,753	—
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	03/20/20	1,998,000	—	1,408,342	—	92,778	1,501,120	—
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	03/30/20	1,550,000	—	1,006,970	—	124,977	1,131,947	—
						$26,075,000	$—	$23,716,478	$—	$(1,285,989)	$22,430,489	—

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of March 31, 2020 and December 31, 2019, one-month LIBOR was equal to 0.99% and 1.76%, respectively.

(2)	Unrealized gain/loss on debt security investments are determined using price quotations provided by independent third party valuation firms and are included in other income (expense) on the consolidated statement of operations.
(3)	Realized gain/loss is included in other income (expense) on the consolidated statement of operations.

The following table details the Company's real estate-related loan investments as of March 31, 2021 and December 31, 2020:

						As of March 31, 2021
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(227,964)	24,772,036
111 Montgomery	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2024	Principal due at maturity	none	3,675,515	(45,824)	3,629,691
The Avery Senior Loan	The Avery Condominium San Francisco, California	L+7.30%	February 2024	Principal due at maturity	none	9,893,820	(110,288)	9,783,532
The Avery Mezzanine Loan	The Avery Condominium San Francisco, California	L+12.50%	February 2024	Principal due at maturity	$200.1 million(5)	2,219,378	(24,740)	2,194,638
						$65,788,713	$(408,816)	$65,379,897

						As of December 31, 2020
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(249,029)	24,750,971
						$50,000,000	$(249,029)	$49,750,971

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of March 31, 2021 and December 31, 2020, one-month LIBOR was equal to 0.11% and 0.14%, respectively.
(2)	Neither investment is subject to delinquent principal or interest as of March 31, 2021 or December 31, 2020.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
(4)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.
(5)	The Avery Mezzanine Loan is subordinate to an Oaktree Capital Management first mortgage commitment of $200.1 million.

On February 2, 2021, the Company funded $4.1 million to acquire a first mortgage loan investment (the "Montgomery Loan") in the 111 Montgomery Condominium, a 156 unit condominium tower located in Brooklyn, New York. The Montgomery Loan is secured by the 111 Montgomery Condominium development and bears interest at a floating rate of 7.0% over the one-month LIBOR).

On February 21, 2021, the Company funded $10.3 million to acquire a first mortgage loan investment (the "Avery Senior Loan") in the Avery Condominium, a 548 unit condominium and luxury apartment tower located in San Francisco, California. The Avery Senior Loan is secured by the Avery Condominium development and bears interest at a floating rate of 7.3% over the one-month LIBOR.

On February 21, 2021, the Company funded $2.3 million to acquire a mezzanine mortgage loan investment (the "Avery Mezzanine Loan") in the Avery Condominium, a 548 unit condominium and luxury apartment tower located in San Francisco, California. The Avery Mezzanine Loan is secured by the Avery Condominium development and bears interest at a floating rate of 12.5% over the one-month LIBOR.

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
7. Accounts and Other Receivables and Other Assets
The following table summarizes the components of accounts and other receivables and other assets as of March 31, 2021 and December 31, 2020:

Receivables	March 31, 2021	December 31, 2020
Accounts receivable(1)	$3,429,104	$949,714
Straight-line rent receivable	1,965,054	1,954,662
Interest receivable	427,955	325,602
Allowance for doubtful accounts	(231,286)	(155,519)
Total accounts and other receivables, net	$5,590,827	$3,074,459

Other assets	March 31, 2021	December 31, 2020
Deposits	$472,380	$474,306
Prepaid expenses	329,945	545,441
Capitalized fees, net	86,000	86,000
Total other assets	$888,325	$1,105,747

(1)	Included in accounts receivable is a $2.0 million deposit that will be refunded to the Company related to a potential property acquisition that the Company is no longer pursuing.

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Real estate taxes payable	$1,212,801	$624,961
Accounts payable and accrued expenses	2,018,821	2,322,523
Prepaid rent	639,217	1,007,729
Accrued interest expense	413,081	326,586
Tenant security deposits	634,385	632,837
Derivative(1)	232,999	626,224
Distribution payable	802,614	768,521
Investor redemptions	768,614	—
Total accounts payable, accrued expenses and other liabilities	$6,722,532	$6,309,381

(1)	This derivative relates to an interest rate swap on the Two Liberty mortgage loan. The notional amount of the swap is $33,800,000. Two Liberty receives a floating rate of one-month USD LIBOR and pays a fixed rate of 0.7225%.

9. Mortgage Loans
The following table summarizes the components of mortgage loans as of March 31, 2021 and December 31, 2020:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	March 31, 2021	December 31, 2020
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan(2)	L + 1.50%	August 2024	61,971,000	61,971,000
Ezlyn mortgage loan	3.38%	December 2026	53,040,000	53,040,000
Lakes mortgage loan(2)	L + 1.55%	February 2025	25,196,563	25,202,380
Arbors mortgage loan(3)	SOFR + 2.24%	January 2031	45,950,000	45,950,000
Total mortgage loans			230,557,563	230,563,380
Less: deferred financing costs, net			(1,314,480)	(1,376,424)
Mortgage loans, net			$229,243,083	$229,186,956

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of March 31, 2021 and December 31, 2020, one-month LIBOR was equal to 0.11% and 0.14%, respectively.
(2)	The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of March 31, 2021.
(3)	The term "SOFR" refers to the Secured Overnight Financing Rate. As of March 31, 2021 and December 31, 2020, the SOFR was 0.01% and 0.08%, respectively.

The following table presents the future principal payments due under the Company's mortgage loans as of March 31, 2021:

Year	Amount
For the remainder of 2021	$—
2022	—
2023	—
2024	61,971,000
2025	25,196,563
Thereafter	143,390,000
Total	$230,557,563

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
Related Party Investor
On March 1, 2021, Oaktree Real Estate Income Corporation, an investment vehicle for non-U.S. investors managed by an affiliate of our Adviser, invested $0.8 million in the Company utilizing a special fund vehicle. The investments were made in a private offering of Class C shares.
Credit Agreement
On June 5, 2020, the Company entered into a line of credit (the “Credit Agreement”) with Oaktree Fund GP I, L.P. (“Lender”), an affiliate of the Company’s sponsor, Oaktree, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125 million. The Credit Agreement expires on June 30, 2021, subject to one-year extension options requiring Lender approval. Borrowings under the Credit Agreement will bear interest at a rate of the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%. Each advance under the Credit Agreement is repayable on the earliest of (i) Lender’s demand, (ii) the stated expiration of the Credit Agreement, and (iii) the date on which Oaktree Fund Advisors, LLC or an affiliate thereof no longer acts as the Company’s investment adviser; provided that the Company will have 180 days to make such repayment in the event of clauses (i) and (ii) and 45 days to make such repayment in the event of clause (iii). To the extent the Company has not repaid all loans and other obligations under the Credit Agreement after a repayment event has occurred, the Company is obligated to apply the net cash proceeds from its public offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Company will be permitted to (x) make payments to fulfill any repurchase requests pursuant to its share repurchase plan, (y) use funds to close any acquisition of property which the Company committed to prior to receiving a demand notice and (z) make quarterly distributions to its stockholders at per share levels consistent with the immediately preceding fiscal quarter and as otherwise required for it to maintain its REIT status. The Credit Agreement also permits voluntary prepayment of principal and accrued interest without any penalty other than customary LIBOR breakage costs. The Credit Agreement contains customary events of default. As is customary in such financings, if an event of default occurs under the Credit Agreement, Lender may accelerate the repayment of amounts outstanding under the Credit Agreement and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of March 31, 2021, the Company did not have any borrowings outstanding under the Credit Agreement.
Management Fee

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser agreed to waive its management fee from December 6, 2019 through June 6, 2020. Beginning June 7, 2020, the Adviser has been paid a management fee equal to 1.00% of NAV per annum, payable monthly in arrears. The management fee is payable, at the Adviser’s election, in cash or Class I shares. For the three months ended March 31, 2021, the Company recorded $0.6 million in Adviser management fees, all of which the Adviser elected to receive in Class I shares. The Company did not record management fees for the three months ended March 31, 2020.

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of March 31, 2021, the Company had not retained an affiliate of the Adviser for any such services.
Performance Fee
The Company will pay the Adviser a performance fee equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount (each term as defined in the advisory agreement) and a high water mark, with a catch-up. Such performance fee will be made annually and accrue monthly. For the three months ended March 31, 2021 and 2020, the Company accrued performance fees of $0.6 million and $0.8 million, respectively.

Due to Affiliates

Due to affiliates of $18.6 million as of March 31, 2021 consisted primarily of $0.2 million due to Oaktree for reimbursement of operating expenses, $6.2 million due to Oaktree for reimbursement of organizational and offering costs, $0.4 million due to the Adviser for management fees, $8.8 million due to Oaktree for share repurchases and $3.0 million due to the Adviser for performance fees. Due to affiliates of $12.1 million as of December 31, 2020 consisted of $0.9 million due to Oaktree for reimbursement of operating expenses, $5.7 million due to Oaktree for reimbursement of organizational and offering costs, $0.4 million due to the Adviser for management fees, $2.7 million due to Oaktree for share repurchases and $2.4 million due to Oaktree for performance fees.
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

Under the repurchase arrangement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the three months ended March 31, 2021 and 2020, the Company repurchased 1,380,450 and 0 Class I shares, respectively, from the Oaktree Investor at a price of $10.00 per share. As of March 31, 2021, the Oaktree Investor held 4,805,947 of the Company's outstanding Class I shares.
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

11. Stockholder’s Equity
Authorized Capital
The Company is authorized to issue up to $1,050,000,000 in shares in its primary offering. The Company is selling any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The Company is also offering Class C shares in a private offering. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock has the same economic and voting rights.
As of March 31, 2021 and December 31, 2020, the Company had authority to issue 1,050,000,000 shares, consisting of the following:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	125,000,000	$0.01
Class C common stock	125,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000

Distributions

Beginning December 31, 2019, the Company declared monthly distributions for each class of its common stock, which are generally paid approximately 20 days after month-end. Class S shares and Class I shares received the same aggregate gross distribution per share, which was $0.5835 per share since inception through March 31, 2021. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes as of March 31, 2021:

Declaration Date	Class S Shares	Class I Shares	Class C Shares	Class T Shares	Class D Shares
December 31, 2019	$0.0189	$0.0250	$—	$—	$—
January 30, 2020	$0.0222	$0.0294	$—	$—	$—
February 27, 2020	$0.0272	$0.0341	$—	$—	$—
March 30, 2020	$0.0267	$0.0341	$—	$—	$—
April 30, 2020	$0.0272	$0.0344	$—	$—	$—
May 29, 2020	$0.0288	$0.0361	$—	$—	$—
June 30, 2020	$0.0293	$0.0365	$—	$—	$—
July 30, 2020	$0.0291	$0.0365	$—	$—	$—
August 28, 2020	$0.0293	$0.0367	$—	$—	$—
September 29, 2020	$0.0295	$0.0367	$—	$—	$—
October 29, 2020	$0.0294	$0.0369	$—	$—	$—
November 25, 2020	$0.0320	$0.0392	$—	$—	$—
December 30, 2020	$0.0342	$0.0417	$—	$—	$—
January 28, 2021	$0.0344	$0.0420	$—	$—	$—
February 25, 2021	$0.0352	$0.0420	$—	$—	$—
March 30, 2021	$0.0346	$0.0422	$0.0422	$—	$—
Total	$0.4680	$0.5835	$0.0422	$—	$—

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

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

The following table sets forth the total assets by segment:

	March 31, 2021	December 31, 2020
Multifamily	$203,030,526	$204,408,015
Office	129,368,929	134,521,921
Real estate-related loans and securities	85,789,370	74,464,566
Other (Corporate)	27,124,118	27,479,107
Total assets	$445,312,943	$440,873,609

The following table sets forth the financial results by segment for the three months ended March 31, 2021:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$4,241,407	$2,989,641	$—	$7,231,048
Other revenues	278,251	103,194	—	381,445
Total revenues	4,519,658	3,092,835	—	7,612,493

Expenses:
Rental property operating	1,996,526	1,318,500	—	3,315,026
Total rental operating expenses	1,996,526	1,318,500	—	3,315,026
Income from real estate-related loans and securities	—	—	1,202,332	1,202,332
Realized gain on investments	—	—	980,665	980,665
Unrealized gain (loss) on investments	393,225	—	(405,652)	(12,427)
Segment net operating income	$2,916,357	$1,774,335	$1,777,345	$6,468,037

Depreciation and amortization	$2,584,149	$1,740,337	$—	$4,324,486
General and administrative expenses				1,015,798
Management fee				554,049
Performance fee				573,823
Interest expense				1,372,457
Net loss				(1,372,576)
Net loss attributable to non-controlling interests				125,278
Net loss attributable to stockholders				$(1,247,298)

The following table sets forth the financial results by segment for the three months ended March 31, 2020:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$2,666,821	$2,747,240	$—	$5,414,061
Other revenues	142,627	184,123	—	326,750
Total revenues	2,809,448	2,931,363	—	5,740,811

Expenses:
Rental property operating	1,018,302	998,300	—	2,016,602
Total rental operating expenses	1,018,302	998,300	—	2,016,602
Income from real estate-related loans and securities	—	—	1,353,627	1,353,627
Unrealized (loss) on investments	—	(504,920)	(1,295,774)	(1,800,694)
Segment net operating income	$1,791,146	$1,428,143	$57,853	$3,277,142

Depreciation and amortization	$1,853,002	$1,536,663	$—	$3,389,665
General and administrative expenses				650,579
Performance fee				811,650
Interest expense				1,416,287
Net loss				(2,991,039)
Net loss attributable to non-controlling interests				104,594
Net loss attributable to stockholders				$(2,886,445)
14. Subsequent Events

The Company has evaluated events from March 31, 2021 through the date the financial statements were issued.

Status of the Offering

As of May 14, 2021, the Company had sold an aggregate of 22,237,223 shares of its common stock (consisting of 16,079,328 Class S shares, 5,413,516 Class I shares and 744,379 Class C shares) in the Offering resulting in net proceeds of $227.2 million to the Company as payment for such shares.

Distributions

Subsequent to March 31, 2021, the Company declared gross distributions as follows:

Record Date	Class S	Class I	Class C	Class T	Class D
April 29, 2021	$0.0348	$0.0422	$0.0422	—	—

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

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical facts are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-223022), as amended, under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this Form 10-Q, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.

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
As of March 31, 2021, we own and operate five investments in real estate, and hold five investments in real estate-related loans and seven short-term real estate debt-related securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally (including COVID-19), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related loans.

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

As of May 14, 2021, approximately one-third of the population in the United States of America had received a coronavirus vaccination. Federal, state and city governments continue to lift coronavirus-related restrictions to varying levels. As jurisdictions and businesses reopen, economic activity is expected to improve, but there is no certainty that this will be the case. The Company is unable to estimate the impact the changing situation will have on its financial results at this time.

Portfolio Highlights

Our NAV per share increased for our Class I and Class S shares during the first quarter (up 1.1% and 1.1% from December 31, 2020, respectively). The price movement was driven by appreciation on our real property investments (particularly on our multifamily properties) and real estate-related debt investments.

During the quarter, we sold an aggregate of $3.9 million of fixed and floating-rate commercial backed securities (“CMBS”) for $4.9 million. During the quarter, we committed to invest $20.0 million across two private residential condominium first-mortgage loans which are secured by 111 Montgomery in Brooklyn, New York and the Avery in San Francisco, California. There were no other material acquisitions or dispositions during the quarter. As of March 31, 2021, our portfolio was invested 75% in real property, 19% in real estate-related debt and 6% in cash and cash equivalents.

Our real property investments are split between multifamily (61%) and office (39%). The Company’s leverage ratio decreased to 45% compared to 46% at the end of the fourth quarter of 2020.

Q1 2021 Highlights

Operating Results:

•Raised $15.8 million of gross proceeds from our Offering and private offerings.

•Issued 1,720,564 shares of common stock consisting of 1,500,678 Class S, 145,926 Class I and 73,960 Class C shares.

•Reinvested dividends of $0.9 million.

•Declared gross distributions of $0.0420, $0.0420 and $0.0422 per share on January 28, February 25 and March 30, respectively.

Investments:

•Sold an aggregate of $3.9 million of fixed and floating-rate commercial backed securities (“CMBS”) and recognized a $1.0 million gain as a result of the sale.

•The Company funded $4.1 million to acquire a first mortgage loan investment in a 156 unit condominium tower located in Brooklyn, New York.

•The Company funded $10.3 million to acquire a first mortgage loan investment in a 548 unit condominium and luxury apartment tower located in San Francisco, California.

•The Company funded $2.3 million to acquire a mezzanine mortgage loan investment in a 548 unit condominium and luxury apartment tower located in San Francisco, California.

Portfolio
Real Estate
The following table provides information regarding our portfolio of real properties as of March 31, 2021:

Investment	Location	Type	Acquisition Date	Ownership Percentage(1)	Amortized Cost Basis	Square Feet / Number of Units	Occupancy Rate(2)
Anzio Apartments	Georgia	Multifamily	April 2019	90.0%	$55,801,687	448	96%
Two Liberty Center	Virginia	Office	August 2019	96.5%	82,932,597	179,000	94%
Ezlyn	Colorado	Multifamily	December 2019	90.0%	78,031,059	332	95%
Lakes	California	Office	February 2020	95.0%	33,879,499	177,000	84%
Arbors	Texas	Multifamily	December 2020	90.0%	$62,112,816	408	95%
Total					$312,757,658

(1)	Certain of the joint venture agreements entered into by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.

(2)	The occupancy rate is as of March 31, 2021

Investments in Real Estate-Related Loans and Securities

The following table details the Company's commercial mortgage backed securities for the three months ended March 31, 2021:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Trade Date	Face Amount	Beginning Balance 12/31/20	Purchases	Sales	Unrealized Gain / (Loss)(2)	Ending Balance 3/31/21	Realized Gain / (Loss)(3)
BX 2020 BXLP G	Industrial Paper	L+2.50%	12/15/29	Principal due at maturity	01/23/20	$5,827,000	$5,727,361	$—	$—	$106,460	$5,833,821	—
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	02/04/20	4,000,000	3,861,200	—	—	78,000	3,939,200	—
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	03/19/20	3,700,000	3,320,380	—	—	204,610	3,524,990	—
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	03/20/20	1,998,000	1,960,837	—	(699,300)	(267,332)	994,205	289,710
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	03/30/20	1,550,000	1,505,980	—	—	21,080	1,527,060	—
BX 2020 VIVA D	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	3,287,374	3,285,402	—	(2,752,384)	(533,018)	—	570,470
BX 2020 VIVA E	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	2,319,018	2,193,095	—	(446,786)	(104,025)	1,642,284	120,485
CGCMT 2020-WSS F	WoodSpring Suites Extended Stay Hotel	L+2.71%	2/16/27	Principal due at maturity	07/08/20	3,160,000	2,859,340	—	—	88,573	2,947,913	—
						$25,841,392	$24,713,595	$—	$(3,898,470)	$(405,652)	$20,409,473	980,665

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of March 31, 2021 and December 31, 2020, one-month LIBOR was equal to 0.11% and 0.14%, respectively.

(2)	Unrealized gain/loss on debt security investments are determined using price quotations provided by independent third party valuation firms and are included in other income (expense) on the consolidated statement of operations.
(3)	Realized gain/loss is included in other income (expense) on the consolidated statement of operations.

The following tables detail the Company's real estate-related loan investments as of March 31, 2021 and December 31, 2020:

						As of March 31, 2021
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(227,964)	24,772,036
111 Montgomery	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2024	Principal due at maturity	none	3,675,515	(45,824)	3,629,691
The Avery Senior Loan	The Avery Condominium San Francisco, California	L+7.30%	February 2024	Principal due at maturity	none	9,893,820	(110,288)	9,783,532
The Avery Mezzanine Loan	The Avery Condominium San Francisco, California	L+12.50%	February 2024	Principal due at maturity	$200.1 million(5)	2,219,378	(24,740)	2,194,638
						$65,788,713	$(408,816)	$65,379,897

						As of December 31, 2020
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(249,029)	24,750,971
						$50,000,000	$(249,029)	$49,750,971

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of March 31, 2021 and December 31, 2020, one-month LIBOR was equal to 0.11% and 0.14%, respectively.
(2)	Neither investment is subject to delinquent principal or interest as of March 31, 2021 or December 31, 2020.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
(4)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.
(5)	The Avery Mezzanine Loan is subordinate to an Oaktree Capital Management first mortgage commitment of $200.1 million.

Results of Operations

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and across its portfolio, including how it will impact its tenants. While the Company did not experience significant disruptions during the three months ended March 31, 2021 from the COVID-19 pandemic, it will continue to work closely with its impacted tenants to address their concerns on a case-by-case basis, seeking solutions that address immediate cash flow interruptions while maintaining long term lease obligations.
The impact of the COVID-19 pandemic on the Company's rental revenue for the remainder of 2021 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

Revenues

Revenues increased for the three months ended March 31, 2021 compared to the same period in the prior year due to owning and operating five properties compared to four properties in the prior year period. Revenues of $7.6 million for the three months ended March 31, 2021 related to the Company's five properties and consisted of $6.8 million of rental revenues, $0.4 million of tenant reimbursements and $0.4 million of ancillary income and fees. Revenues of $5.7 million for the three months ended March 31, 2020 related to the Company's four properties and consisted of $5.1 million of rental revenues, $0.3 million of tenant reimbursements and $0.3 million of ancillary income and fees.

Rental Property Operating Expenses

Rental property operating expenses increased for the three months ended March 31, 2021 compared to the same period in the prior year due to owning and operating five properties compared to four properties in the prior year period. Rental property operating expenses of $3.3 million for the three months ended March 31, 2021 related to the Company's five properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense. Rental property operating expenses of $2.0 million for the three months ended March 31, 2020 related to the Company's four properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense.

General and Administrative Expenses

General and administrative expenses of $1.0 million for the three months ended March 31, 2021 consisted of legal fees, audit fees, professional tax fees, valuation fees, board of director fees and miscellaneous expenses. General and administrative expenses of $0.7 million for the three months ended March 31, 2020 consisted of legal fees, audit fees, professional tax fees, valuation fees, board of director fees and miscellaneous expenses. The increase in general and administrative expenses is primarily due to owning five properties, five loan investments and seven securities investments compared to four properties, two loan investments and six securities investments in prior year period.

Management Fee

During the three months ended March 31, 2021 and 2020, we recognized management fees of $0.6 million and $0.4 million, respectively, payable to the Adviser as compensation in connection with the ongoing management of the assets of the Company.

Performance Fee

During the three months ended March 31, 2021 and 2020, we recognized performance fees of $0.6 million and $0.8 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense of $4.3 million for the three months ended March 31, 2021 related to the Company's five properties. Depreciation and amortization expense of $3.4 million for the three months ended March 31, 2020 related to the Company's four properties.

Income from Real Estate-Related Loans and Interest Income

Interest income of $1.2 million for the three months ended March 31, 2021 related primarily to interest income earned on the Atlantis Mezzanine Loan of $0.4 million, interest earned on the IMC/AMC Bond Investment of $0.4 million, interest earned on floating-rate commercial mortgage backed securities of $0.2 million, interest earned on the Avery mortgage loans of $0.1 million and interest earned on the Montgomery mortgage loan of $0.1 million. Interest income of $1.4 million for the three months ended March 31, 2020 related primarily to interest income earned on the Atlantis Mezzanine Loan of $0.6 million, interest earned on the IMC/AMC Bond Investment of $0.5 million, interest earned on floating-rate commercial mortgage backed securities of $0.1 million and discount accretion of $0.2 million.

Interest Expense

Interest expense of $1.4 million for the three months ended March 31, 2021 consisted of $1.3 million of mortgage loan interest and $0.1 million of loan fee amortization on five property investments. Interest expense of $1.4 million for the three months ended March 31, 2020 consisted of mortgage loan interest on four property investments. Interest rates declined to near-zero as a result of the ongoing coronavirus pandemic.

Realized Gains on Investments

During the three months ended March 31, 2021, we sold an aggregate of $3.9 million of fixed and floating-rate commercial backed securities (“CMBS”) for $4.9 million and recognized a gain of $1.0 million as a result of the sale. We did not have any sales or realized gains in the three months ended March 31, 2020.

Unrealized Losses on Investments

During the three months ended March 31, 2021, we recognized an unrealized loss of $0.01 million primarily due to a $0.4 million mark-to-market decrease in the value of our CMBS offset by $0.4 million increase in the value of our interest rate swap for one mortgage loan. During the three months ended March 31, 2020, we recognized an unrealized loss of $1.8 million primarily due to mark-to-market decreases in the value of our CMBS.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests of $0.1 million for the three months ended March 31, 2021 related to losses allocable to the interests held by the Company's joint venture partners in the Company's five properties. Net loss attributable to non-controlling interests of $0.1 million for the three months ended March 31, 2020 related to losses allocable to the interests held by the Company's joint venture partners in the Company's four properties.

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

As of March 31, 2021 and December 31, 2020, the Adviser and its affiliates had incurred approximately $6.2 million and $5.7 million, respectively, of organization and offering expenses on our behalf. The Company agreed to reimburse these expenses ratably over the 60 months following July 6, 2022. Prior to an amendment in 2020, the organization and offering costs would have been reimbursed ratably over 60 months following the one year anniversary of our escrow break on December 6, 2020.

Organization expenses are expensed as incurred and offering expenses are reflected as a reduction of additional paid-in capital as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. The economic effects of COVID-19 may make it more difficult for us to obtain financing for our investments on attractive terms or at all.

On June 5, 2020, the Company entered into the Credit Agreement with Oaktree Fund GP I, L.P., (the "Lender"), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million, which was undrawn as of March 31, 2021. The Credit Agreement expires on June 30, 2021, subject to one-year extension options requiring Lender approval. Borrowings under the Credit Agreement will bear interest at a rate of the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%.

As of March 31, 2021, our indebtedness consisted of our mortgage loans secured by our real property investments.

The following table summarizes the Company's mortgage loans:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	March 31, 2021	December 31, 2020
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan(2)	L + 1.50%	August 2024	61,971,000	61,971,000
Ezlyn mortgage loan	3.38%	December 2026	53,040,000	53,040,000
Lakes mortgage loan(2)	L + 1.55%	February 2025	25,196,563	25,202,380
Arbors mortgage loan(3)	SOFR + 2.24%	January 2031	45,950,000	45,950,000
Total mortgage loans			230,557,563	230,563,380
Less: deferred financing costs, net			(1,314,480)	(1,376,424)
Mortgage loans, net			$229,243,083	$229,186,956

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of March 31, 2021 and December 31, 2020, one-month LIBOR was equal to 0.11% and 0.14%, respectively.
(2)	The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of March 31, 2021.
(3)	The term "SOFR" refers to the one-month Secured Overnight Financing Rate. As of March 31, 2021 and December 31, 2020, the one-month SOFR was equal to 0.01% and 0.08%, respectively.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Net cash provided by operating activities	$2,381,695	$3,417,709
Net cash used in investing activities	(13,247,724)	(64,366,895)
Net cash provided by financing activities	5,754,269	57,866,026
Net change in cash and cash equivalents and restricted cash	$(5,111,760)	$(3,083,160)

Cash flows provided by operating activities for the three months ended March 31, 2021 related primarily to cash payments and receipts associated with operations at our five property investments, five real estate-related loans and seven commercial mortgage backed securities. Cash flows provided by operating activities for the three months ended March 31, 2020 related to cash payments and receipts associated with operations at four property investments, two real estate-related loan investments and six commercial mortgage backed securities.

Cash flows used in investing activities for the three months ended March 31, 2021 relates primarily to purchases of three investments in real estate-related loans, building improvements to our real estate and an investment deposit related to a potential property acquisition offset by cash flows provided by selling three commercial mortgage backed securities. Cash flows used in investing activities for the three months ended March 31, 2020 relates to our acquisition of one property investment and six real estate-related loan investments and building improvements to our real estate.

Cash flows provided by financing activities for the three months ended March 31, 2021 relates to proceeds from issuance of common stock offset by repurchases of common stock and distributions paid. Cash flows provided by financing activities for the three months ended March 31, 2020 relates primarily to borrowings on a mortgage loan for our asset acquisition, proceeds from issuance of common stock and contributions from non-controlling interests partially offset by repurchases of common stock and distributions paid.

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class T, Class D and Class I common stock. The following table provides a breakdown of the major components of our NAV as of March 31, 2021:

Components of NAV	March 31, 2021
Investments in real properties	$354,292,838
Investments in real estate-related loans and securities	86,312,240
Cash and cash equivalents	27,167,065
Restricted cash	3,740,400
Other assets	5,383,045
Debt obligations	(226,259,025)
Accrued performance fee(1)	(2,989,605)
Accrued stockholder servicing fees(2)	(107,295)
Management fee payable	(370,937)
Distribution payable	(802,614)
Subscriptions received in advance	—
Other liabilities	(14,250,362)
Non-controlling interests in joint ventures	(12,071,896)
Net asset value(3)	$220,043,854
Number of shares outstanding	20,662,400

(1)	Includes accrued performance fee that became payable to the Adviser on December 31, 2019 and December 31, 2020.
(2)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers.

(3)
See Reconciliation of Stockholders’ equity to NAV below for an explanation of the difference between the $220 million of our NAV and the $183 million of our stockholders' equity under accounting principles generally accepted in the United States of America (“GAAP”).

NAV Per Share	Class S Shares	Class I Shares	Class C Shares	Class T Shares	Class D Shares	Total
Net asset value	$152,188,623	$67,063,168	$792,063	$—	$—	$220,043,854
Number of shares outstanding	14,338,773	6,249,667	73,960	—	—	20,662,400
NAV Per Share as of March 31, 2021	$10.6138	$10.7307	$10.7093	$—	$—

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2021 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.59%	5.15%
Office	7.55%	6.63%

These assumptions are determined by the Adviser, and reviewed by our independent valuation adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Office Investment Values
Discount Rate	0.25% decrease	1.97%	1.84%
(weighted average)	0.25% increase	(1.91)%	(1.84)%
Exit Capitalization Rate	0.25% decrease	3.35%	2.45%
(weighted average)	0.25% increase	(2.99)%	(2.30)%
The following table reconciles stockholders' equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders' equity to NAV	March 31, 2021
Stockholders' equity under GAAP	$183,241,911
Adjustments:
Accrued stockholder servicing fee	107,295
Deferred rent	(1,965,054)
Organizational and offering costs	7,000,691
Commissions	692,770
Unrealized real estate appreciation and depreciation	4,462,351
Non-controlling interest	4,634,455
Accumulated amortization of discount	(890,876)
Accumulated depreciation and amortization	22,760,311
NAV	$220,043,854
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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Net loss attributable to stockholders	$(1,247,298)	$(2,886,445)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	4,324,486	3,389,665
Amount attributed to non-controlling interests for above adjustments	(331,360)	(245,931)
FFO attributable to stockholders	2,745,828	257,289
Adjustments to arrive at AFFO:
Straight-line rental income	(10,392)	(338,276)
Amortization of above and below market lease intangibles and lease inducements	57,174	53,350
Amortization of mortgage premium/discount	(21,065)	(197,316)
Amortization of restricted stock awards	17,856	17,771
Unrealized loss	12,427	1,800,694
Non-cash performance participation allocation	573,823	811,650
Amount attributable to non-controlling interests for above adjustments	126	10,462
AFFO attributable to stockholders	3,375,777	2,415,624
Adjustments to arrive at FAD:
Realized gain on real estate-related loans and securities	(980,665)	—
Management fees paid in shares	554,049	—
Stockholder servicing fees	(301,190)	(165,327)
FAD attributable to stockholders	$2,647,971	$2,250,297
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

Distributions

Beginning December 31, 2019, we declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. The Class S and Class I shares received the same aggregate gross distribution per share, which was $0.5835 per share since inception through March 31, 2021. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes as of March 31, 2021:

Declaration Date	Class S Shares	Class I Shares	Class C Shares	Class T Shares	Class D Shares
December 31, 2019	$0.0189	$0.0250	$—	$—	$—
January 30, 2020	$0.0222	$0.0294	$—	$—	$—
February 27, 2020	$0.0272	$0.0341	$—	$—	$—
March 30, 2020	$0.0267	$0.0341	$—	$—	$—
April 30, 2020	$0.0272	$0.0344	$—	$—	$—
May 29, 2020	$0.0288	$0.0361	$—	$—	$—
June 30, 2020	$0.0293	$0.0365	$—	$—	$—
July 30, 2020	$0.0291	$0.0365	$—	$—	$—
August 28, 2020	$0.0293	$0.0367	$—	$—	$—
September 29, 2020	$0.0295	$0.0367	$—	$—	$—
October 29, 2020	$0.0294	$0.0369	$—	$—	$—
November 25, 2020	$0.0320	$0.0392	$—	$—	$—
December 30, 2020	$0.0342	$0.0417	$—	$—	$—
January 28, 2021	$0.0344	$0.0420	$—	$—	$—
February 25, 2021	$0.0352	$0.0420	$—	$—	$—
March 30, 2021	$0.0346	$0.0422	$0.0422	$—	$—
Total	$0.4680	$0.5835	$0.0422	$—	$—

The following table summarizes our distributions declared during the three ended March 31, 2021 and 2020:

	For the three months ended March 31, 2021		For the three months ended March 31, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$1,413,428	60%	$1,178,326	79%
Reinvested in shares	933,573	40%	307,267	21%
Total distributions	$2,347,001	100%	$1,485,593	100%

Sources of Distributions
Cash flows from operating activities	$2,347,001	100%	$1,485,593	100%
Offering proceeds	—	—	—	—
Total sources of distributions	$2,347,001	100%	$1,485,593	100%
Cash flows from operating activities	$2,381,695		$3,417,709
Funds from Operations	$2,745,828		$257,289
Adjusted Funds from Operations	$3,375,777		$2,415,624
Funds Available for Distribution	$2,647,971		$2,250,297

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Indebtedness
We expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of March 31, 2021, the outstanding principal balance of our variable rate indebtedness was $177.5 million and consisted of four mortgage loans.
Our mortgage loans are variable rate and indexed to the one-month and daily U.S. Dollar denominated LIBOR and SOFR. For the three months ended March 31, 2021, a 10% increase in one-month and daily U.S. Dollar denominated LIBOR and SOFR would have resulted in increased interest expense of less than $0.01 million due to near zero interest rates.
Investment in real estate-related loans and securities

As of March 31, 2021, we held $86.8 million of investments in five real estate-related loans and seven commercial mortgage backed securities. Our investments are floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three months ended March 31, 2021, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from our real estate-related loans and securities of less than $0.01 million due to near zero interest rates.
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
Libor Transition
In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate (although the secured overnight financing rate has been proposed as an alternative to U.S.-dollar LIBOR). A substantial portion of our loans, investment securities, borrowings and interest rate derivatives are indexed to LIBOR or similar reference rates. Market participants anticipate that financial instruments tied to LIBOR will require transition to an alternative reference rate if LIBOR is no longer available. Our LIBOR-based loan agreements and borrowing arrangements generally specify alternative reference rates. The potential effect of the discontinuation of LIBOR on our interest income and expense cannot yet be determined and any changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, we were not involved in any legal proceedings.

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
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2021, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 10 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash or shares of common stock at the Adviser's election. For the three months ended March 31, 2021, the Adviser elected to receive its management fee in Class I shares and we issued 51,323 unregistered Class I shares to the Adviser in satisfaction of the management fee for January through March. During the three months ended March 31, 2021, we issued 73,960 Class C shares to a feeder fund vehicle in a private offering.

Use of Proceeds from Registered Securities
On April 30, 2018, our Registration Statement on Form S-11 (File No. 333-223022), covering our public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of March 31, 2021, we had received net proceeds of $202.0 million from the Offering and our private offerings (net of repurchases). The following table summarizes certain information about the Offering proceeds therefrom:

	Class S Shares	Class I Shares	Class C Shares	Class T Shares	Class D Shares	Total
Offering proceeds:
Shares sold	14,338,773	6,249,667	73,960	—	—	20,662,400
Gross offering proceeds	$149,037,233	$101,950,663	$785,608	$—	$—	251,773,504
Repurchases	(2,717,215)	(39,020,700)	—	—	—	(41,737,915)
Stockholder servicing fee	(1,239,794)	—	—	—	—	(1,239,794)
Selling commissions and dealer manager fees	(692,770)	—	—	—	—	(692,770)
Offering costs	(3,615,086)	(2,472,942)	(19,056)	—	—	(6,107,084)
Net offering proceeds	$140,772,368	$60,457,021	$785,608	$—	$—	$201,995,941

We primarily used the net proceeds from the Offering toward the acquisition of $338.3 million in real estate and $99.3 million of real estate-related loans and securities and the repayment of our line of credit with an affiliate of Oaktree. In addition to the net proceeds from the Offering and our private offerings, we financed our acquisitions with $233.3 million of financing secured by our investments in real estate. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on our borrowings.

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
The total amount of aggregate repurchases of Class S, Class T, Class C, Class D and Class I shares is limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.
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
Under the repurchase arrangement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the three months ended March 31, 2021, the Company repurchased 1,380,450 shares from the Oaktree Investor at a price of $10.00 per share. As of March 31, 2021, the Oaktree Investor held 4,805,947 of the Company's outstanding Class I shares.
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

During the three months ended March 31, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
January 1- January 31, 2020	—	—%	$—	—	—
February 1- February 29, 2020	—	—%	$—	—	—
March 1- March 31, 2020	40,271	0.22%	$10.2187	40,271	—
April 1- April 30, 2020	371,770	2.07%	$10.0000	—	—
May 1- May 31, 2020	364,842	1.95%	$10.0000	—	—
June 1- June 30, 2020	192,106	1.02%	$10.0367	25,373	—
July 1- July 31, 2020	151,250	0.79%	$10.0000	—	—
August 1- August 31, 2020	274,125	1.43%	$10.0000	—	—
September 1- September 30, 2020	364,500	1.88%	$10.0000	—	—
October 1- October 31, 2020	221,000	1.10%	$10.0000	—	—
November 1- November 30, 2020	343,650	1.68%	$10.0000	—	—
December 1- December 31, 2020	263,750	1.27%	$10.0000	—	—
January 1- January 31, 2021	322,116	1.55%	$10.1527	98,516
February 1 - February 28, 2021	300,538	1.41%	$10.0385	23,038
March 1 - March 31, 2021	952,352	4.41%	$10.0405	73,002
Total	4,162,270			260,200

(1)	1,380,450 shares were repurchased from the Oaktree Investor during the three months ended March 31, 2021.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

3.1
Articles Supplementary of Oaktree Real Estate Income Trust, Inc. filed on February 10, 2021 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021)

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

OAKTREE REAL ESTATE INCOME TRUST, INC.

May 14, 2021	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)

May 14, 2021	/s/ Brian Grefsrud
Date	Brian Grefsrud
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)