Form 10-Q
period 2021-06-30
OAKTREE REAL ESTATE INCOME TRUST, INC.
filed 2021-08-16
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of August 16, 2021 was 22,215,003, consisting of 2,694,932 Class I shares, 18,232,321 Class S shares and 1,287,750 Class C shares.

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

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Oaktree Real Estate Income Trust, Inc.
Consolidated Balance Sheets

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments in real estate, net	$310,693,892	$315,308,436
Investments in real estate-related loans and securities, net	83,963,828	74,464,566
Intangible assets, net	8,425,990	10,901,176
Cash and cash equivalents	35,892,048	32,740,150
Restricted cash	4,022,320	3,279,075
Accounts and other receivables, net	3,435,212	3,074,459
Other assets	1,165,898	1,105,747
Total Assets	$447,599,188	$440,873,609
Liabilities and Equity
Mortgage loans, net	$229,453,975	$229,186,956
Due to affiliates	17,491,977	12,123,459
Intangible liabilities, net	57,441	69,864
Accounts payable, accrued expenses and other liabilities	6,178,483	6,309,381
Commitments and contingencies (Note 12)	—	—
Total Liabilities	253,181,876	247,689,660
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at June 30,2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 21,237,215 and 20,510,001 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	212,372	205,099
Additional paid-in capital	209,543,729	200,440,567
Accumulated deficit	(22,558,358)	(15,179,566)
Total Stockholders’ Equity	187,197,743	185,466,100
Non-controlling interests attributable to third party joint ventures	7,219,569	7,717,849
Total Equity	194,417,312	193,183,949
Total Liabilities and Stockholders' Equity	$447,599,188	$440,873,609
See accompanying notes to financial statements.

    The following table presents the assets and liabilities of investments consolidated as a variable interest entities for which the Company is determined to be the primary beneficiary.

	June 30, 2021	December 31, 2020
Assets
Investments in real estate, net	$310,693,892	$315,308,436
Intangible assets, net	8,425,990	10,901,176
Cash and cash equivalents	2,983,026	3,060,611
Restricted cash	4,022,320	3,279,075
Accounts and other receivables, net	2,825,965	2,778,108
Other assets	848,552	1,010,972
Total Assets	$329,799,745	$336,338,378

Liabilities
Mortgage loans, net	$229,453,975	$229,186,956
Intangible liabilities, net	57,441	69,864
Accounts payable, accrued expenses and other liabilities	4,567,816	4,761,810
Total Liabilities	$234,079,232	$234,018,630

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues
Rental revenues	$7,435,941	$5,945,332	$14,666,989	$11,359,393
Other revenues	483,499	258,688	864,943	585,438
Total revenues	7,919,440	6,204,020	15,531,932	11,944,831
Expenses
Rental property operating	3,428,816	2,470,155	6,743,843	4,486,759
General and administrative expenses	1,051,762	739,397	2,067,560	1,389,976
Management fee	569,389	130,990	1,123,438	130,990
Performance fee	687,265	186,679	1,261,088	998,328
Depreciation and amortization	3,788,243	3,776,152	8,112,729	7,165,817
Total expenses	9,525,475	7,303,373	19,308,658	14,171,870
Other income (expense)
Income from real estate-related loans and securities	1,352,252	1,338,053	2,554,585	2,691,680
Interest expense	(1,402,408)	(1,206,036)	(2,774,865)	(2,622,323)
Realized gains on investments	—	—	980,665	—
Unrealized gain (loss) on investments	332,410	1,537,626	319,983	(263,067)
Total other income (expense)	282,254	1,669,643	1,080,368	(193,710)
Net (loss) income	(1,323,781)	570,290	(2,696,358)	(2,420,749)
Net loss attributable to non-controlling interests	63,992	110,054	189,270	214,648
Net (loss) income attributable to stockholders	$(1,259,789)	$680,344	$(2,507,088)	$(2,206,101)
Per common share data:
Net (loss) income per share of common stock
Basic	$(0.06)	$0.04	$(0.12)	$(0.12)
Diluted	$(0.06)	$0.04	$(0.12)	$(0.12)
Weighted average number of shares outstanding
Basic	22,201,697	18,788,608	21,742,068	17,811,014
Diluted	22,201,697	18,788,608	21,742,068	17,811,014
See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

	For the Three Months Ended June 30, 2021
	Par Value
	Shares	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2021	20,662,400	$62,497	$143,387	$740	$—	$—	$201,847,118	$(18,811,831)	$183,241,911	7,437,441	$190,679,352
Share-based compensation	—	—	—	—	—	—	17,452	—	17,452	—	17,452
Distribution reinvestments	103,363	56	978	—	—	—	1,096,265	—	1,097,299	—	1,097,299
Class I common stock issued	1,124,000	11,240	—	—	—	—	12,077,496	—	12,088,736	—	12,088,736
Class S common stock issued	2,531,264	—	25,312	—	—	—	26,945,463	—	26,970,775	—	26,970,775
Class C common stock issued	840,441	—	—	8,404	—	—	8,965,065		8,973,469	—	8,973,469
Contributions	—	—	—	—	—	—	—	—	—	26,821	26,821
Distributions	—	—	—	—	—	—	—	(2,486,738)	(2,486,738)	(180,701)	(2,667,439)
Repurchases	(4,024,253)	(39,312)	(930)	—	—	—	(40,415,315)	—	(40,455,557)	—	(40,455,557)
Offering Costs	—	—	—	—	—	—	(989,815)	—	(989,815)	—	(989,815)
Net loss	—	—	—	—	—	—	—	(1,259,789)	(1,259,789)	(63,992)	(1,323,781)
Balance at June 30, 2021	21,237,215	$34,481	$168,747	$9,144	$—	$—	$209,543,729	$(22,558,358)	$187,197,743	$7,219,569	$194,417,312

	For the Three Months Ended June 30, 2020
	Par Value
	Shares	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2020	18,031,302	$91,855	$88,458	$—	$—	$—	$175,698,998	$(9,802,148)	$166,077,163	$6,299,046	$172,376,209
Share-based compensation	—	—	—	—	—	—	18,239	—	18,239	—	18,239
Distribution reinvestments	51,548	23	492	—	—	—	526,388	—	526,903	—	526,903
Class I common stock issued	19,541	195	—	—	—	—	199,805	—	200,000	—	200,000
Class S common stock issued	1,743,322	—	17,433	—	—	—	17,926,992	—	17,944,425	—	17,944,425
Contributions	—	—	—	—	—	—	—	—	—	31,196	31,196
Distributions	—	—	—	—	—	—	—	(1,797,090)	(1,797,090)	(358,019)	(2,155,109)
Repurchases	(928,718)	(9,033)	(254)	—	—	—	(9,271,914)	—	(9,281,201)	—	(9,281,201)
Offering Costs	—	—	—	—	—	—	(405,334)	—	(405,334)	—	(405,334)
Net loss	—	—	—	—	—	—	—	680,344	680,344	(110,054)	570,290
Balance at June 30, 2020	18,916,995	$83,040	$106,129	$—	$—	$—	$184,693,174	$(10,918,894)	$173,963,449	$5,862,169	$179,825,618

	For the Six Months Ended June 30, 2021
	Par Value
	Shares	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2020	20,510,001	$74,773	$130,326	$—	$—	$—	$200,440,567	$(15,179,566)	$185,466,100	7,717,849	$193,183,949
Share-based compensation	6,840	68	—	—	—	—	35,240	—	35,308	—	35,308
Distribution reinvestments	192,376	101	1,823	—	—	—	2,028,948	—	2,030,872	—	2,030,872
Class I common stock issued	1,265,412	12,655	—	—	—	—	13,569,805	—	13,582,460	—	13,582,460
Class S common stock issued	3,947,443	—	39,474	—	—	—	41,857,571	—	41,897,045	—	41,897,045
Class C common stock issued	914,401	—	—	9,144	—	—	9,749,933	—	9,759,077	—	9,759,077
Contributions	—	—	—	—	—	—	—	—	—	58,065	58,065
Distributions	—	—	—	—	—	—	—	(4,871,704)	(4,871,704)	(367,075)	(5,238,779)
Repurchases	(5,599,258)	(53,116)	(2,876)	—	—	—	(56,206,253)	—	(56,262,245)	—	(56,262,245)
Offering Costs	—	—	—	—	—	—	(1,932,082)	—	(1,932,082)	—	(1,932,082)
Net loss	—	—	—	—	—	—	—	(2,507,088)	(2,507,088)	(189,270)	(2,696,358)
Balance at June 30, 2021	21,237,215	$34,481	$168,747	$9,144	$—	$—	$209,543,729	$(22,558,358)	$187,197,743	$7,219,569	$194,417,312

	For the Six Months Ended June 30, 2020
	Par Value
	Shares	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	14,997,217	$91,456	$58,516	$—	$—	$—	$145,350,064	$(5,430,110)	$140,069,926	$5,348,012	$145,417,938
Share-based compensation	5,750	58	—	—	—	—	35,952	—	36,010	—	36,010
Distribution reinvestments	81,886	41	777	—	—	—	833,352	—	834,170	—	834,170
Class I common stock issued	51,850	518	—	—	—	—	524,482	—	525,000	—	525,000
Class S common stock issued	4,749,281	—	47,493	—	—	—	48,468,017	—	48,515,510	—	48,515,510
Contributions	—	—	—	—	—	—	—	—	—	1,178,383	1,178,383
Distributions	—	—	—	—	—	—	—	(3,282,683)	(3,282,683)	(449,578)	(3,732,261)
Repurchases	(968,989)	(9,033)	(657)	—	—	—	(9,662,448)	—	(9,672,138)	—	(9,672,138)
Offering Costs	—	—	—	—	—	—	(856,245)	—	(856,245)	—	(856,245)
Net loss	—	—	—	—	—	—	—	(2,206,101)	(2,206,101)	(214,648)	(2,420,749)
Balance at June 30, 2020	18,916,995	$83,040	$106,129	$—	$—	$—	$184,693,174	$(10,918,894)	$173,963,449	$5,862,169	$179,825,618

See accompanying notes to financial statements.

Oaktree Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(2,696,358)	$(2,420,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,112,729	7,165,817
Management fees	1,123,438	—
Amortization of above and below market leases and lease inducements	114,711	146,652
Amortization of restricted stock grants	35,308	36,010
Amortization of deferred financing costs	158,681	100,762
Amortization of origination fees and discount	(83,466)	(394,633)
Capitalized interest from the real-estate loans	(380,299)	—
Realized (gain) loss on investments in real estate-related loans and securities	(980,665)	—
Unrealized (gain) loss on investments in real estate-related loans and securities	(319,983)	263,067
Changes in assets and liabilities:
(Increase) decrease in lease inducements and origination costs	(81,820)	—
Decrease (increase) in other assets	(60,151)	(645,326)
(Increase) decrease in accounts and other receivables	(161,157)	(270,132)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	140,322	2,412,936
(Decrease) increase in due to affiliates	(2,320,634)	1,056,900
Net cash provided by operating activities	2,600,656	7,451,304

Cash flows from investing activities
Acquisition of real estate	—	(41,024,719)
Purchase and funding of real estate-related loans and securities	(17,067,418)	(29,413,318)
Proceeds from sale of real estate-related loans and securities	5,039,313	—
Principal repayments from real estate-related loans	3,689,978	—
Building improvements	(1,023,447)	(2,095,032)
Net cash used in investing activities	(9,361,574)	(72,533,069)

Cash flows from financing activities:
Proceeds from mortgage loans	108,338	27,900,000
Payment of deferred financing costs	—	(356,450)
Proceeds from issuance of common stock	64,138,625	49,040,510
Repurchases of common stock	(48,981,939)	(9,672,139)
Payment of offering costs	(1,519,218)	(822,612)
Distributions to non-controlling interests	(367,075)	(191,274)
Contributions from non-controlling interests	58,065	920,079
Distributions	(2,780,735)	(2,166,964)
Net cash provided by financing activities	10,656,061	64,651,150

Net change in cash and cash-equivalents and restricted cash	3,895,143	(430,615)
Cash and cash-equivalents and restricted cash, beginning of period	36,019,225	31,050,204
Cash and cash-equivalents and restricted cash, end of period	$39,914,368	$30,619,589

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash and cash equivalents	$35,892,048	$26,642,097
Restricted cash	4,022,320	3,977,492
Total cash and cash equivalents and restricted cash	$39,914,368	$30,619,589

Supplemental disclosures:
Interest paid	$2,554,956	$2,503,190
Non-cash investing and financing activities:
Accrued distributions	$828,618	$620,886
Accrued stockholder servicing fee	$123,880	$75,626
Accrued offering costs	$385,365	$—
Distributions reinvested	$2,030,872	$834,170
Management fees paid in shares	$1,099,957	$—
Accrued building improvements	$44,866	$—
Real estate related loan repayment in accounts receivable	$199,596	$—
Accrued repurchases in accounts payable	$—	$247,752
Accrued repurchases in due to affiliates	$9,917,806	$—

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
The Company has registered with the Securities and Exchange Commission, (the "SEC"), an offering of up to $1,600,000,000 in shares in its primary offering and up to $400,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company is selling any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The Company has registered in a follow-on offering with the SEC an offering of up to $6,000,000,000 in shares in its primary offering and up to $1,500,000,000 in shares pursuant to its distribution reinvestment plan (the "Follow-On Offering"). The SEC has not yet declared the Follow-On Offering effective.
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

As of June 30, 2021, the Company owned five investments in real estate, five investments in real estate-related loans and seven investments in floating-rate commercial mortgage backed securities ("CMBS").
2. Capitalization
As of June 30, 2021, the Company was authorized to issue up to $1,747,644,300 of common stock. On April 11, 2018, the Company amended and restated its charter to authorize the following classes of stock:

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
If an entity is determined to be a VIE, the Company evaluates whether it is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. The Company consolidates a VIE if it has both power and benefits—that is, (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Company consolidates all VIEs for which it is the primary beneficiary, including the Company’s joint ventures with TruAmerica Multifamily, LLC (“TruAmerica”), Hines Interests Limited Partnership (“Hines”), Holland Partner Group (“Holland”) and Waterford Property Company (“Waterford”) to hold the Anzio Apartments/Arbors, Two Liberty, Ezlyn and Lakes properties, respectively (see Note 4). As of June 30, 2021, the total assets and liabilities of the Company’s consolidated VIEs, were $329.8 million and $234.1 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets. For each of our Company’s consolidated VIEs, certain assets are pledged as collateral for specific obligations of the VIE. There are no creditors or other partners of the Company’s consolidated VIEs that have recourse to its general credit. The Company’s maximum exposure to the Company’s consolidated VIEs is limited to the Company’s variable interests in each VIE.
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
As of August 16, 2021, approximately half of the population in the United States of America had received a coronavirus vaccination. Federal, state and city governments continue to lift coronavirus-related restrictions to varying levels. As jurisdictions and businesses reopen, economic activity is expected to improve, but there is no certainty that this will be the case. The Company is unable to estimate the impact the changing situation will have on its financial results at this time.
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

The Company reviews its real estate portfolio on a periodic basis to ascertain if there are any indicators of impairment in the carrying values of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, the Company performs a recoverability analysis that compares future undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. As of June 30, 2021, the Company had not identified any indicators of impairment with respect to its real estate portfolio.
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
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms, including consideration of the underlying collateral value. As of June 30, 2021, each of the Company’s real-estate related loans was performing in accordance with its contractual terms and management has not established an allowance for loan losses.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2021. However, uncertainty over the ultimate impact COVID-19 will have on the global economy and the Company’s business makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.
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
The Company has provided rent deferrals as concessions to tenants impacted by the pandemic. The Company has concluded that each concession does not represent a substantial increase in the rights of the lessor or the obligations of the lessee. Accordingly, the Company has elected to not account for each concession as a change in the provisions of the lease and rather, has assumed each concession was always contemplated by the contract. During the six months ended June 30, 2021, the Company provided a rent deferral to one tenant for an immaterial amount.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.
Restricted Cash
As of June 30, 2021, restricted cash of $4.0 million consisted of $0.4 million for construction reserves, $0.4 million of security deposits, $0.3 million of escrow reserves, $1.7 million of escrow loan deposits and $1.2 million for real estate taxes. As of December 31, 2020, restricted cash of $3.3 million consisted of $2.4 million for construction reserves, $0.4 million of security deposits and $0.5 million for real estate taxes.
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
Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. When the Company enters into a derivative contract, it may or may not elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied. Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but do not utilize hedge accounting. These financial instruments may include interest-rate swaps and other derivative contracts. As of June 30, 2021, the Company had one interest-rate cap and one interest-rate swap contract. The derivatives are accounted for as freestanding instruments and changes in fair value are recorded in current-period earnings.
Non-Controlling Interests
Non-controlling interests of $7.2 million as of June 30, 2021 and $7.7 million as of December 31, 2020 represent interests held by TruAmerica, Hines, Holland and Waterford, our joint venture partners in Anzio Apartments/Arbors, Two Liberty, Ezlyn and Lakes, respectively.
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
As of June 30, 2021 and December 31, 2020, the Company’s $20.6 million and $24.7 million, respectively, of investments in CMBS were classified as Level 3.
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

As of June 30, 2021 and December 31, 2020, our Adviser and its affiliates had incurred approximately $6.3 million and $5.7 million, respectively, of organization and offering expenses on our behalf. The Company has agreed to reimburse these expenses ratably over a 60 month period beginning on July 6, 2022.

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
We include unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For each of the six months ended June 30, 2021 and 2020, there were no dilutive participating securities.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through June 30, 2021, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
In February 2016, the FASB issued a new leasing standard which requires lessees to clarify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes initial direct costs and lease executory costs for all entities. The new guidance will require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease, with any other costs incurred, including allocated indirect costs, expensed as incurred. In addition, the new standard requires that lease and nonlease components of a contract be bifurcated, with nonlease components (including reimbursements for real estate taxes, utilities, insurance and other common area maintenance and other executory costs) subject to the new revenue recognition standard effective upon adoption of the new leasing standard. In July 2018, the FASB issued an amendment to the leasing standard that allows lessors to elect, as a practical expedient, not to allocate the total consideration in a contract to lease and non-lease components based on their relative standalone selling prices. Rather, this practical expedient allows lessors to elect to account for the combined component as an operating lease if (i) the timing and pattern of transfer of the lease component and nonlease component(s) are the same; (ii) the lease component would be classified as an operating lease if accounted for separately; and (iii) the lease component is the predominant component of the arrangement. If we elect this practical expedient subsequent to adoption, tenant recoveries and other components that would otherwise qualify as non-lease components would be accounted for as lease components and recognized in rental revenues. The amendment also provided an optional transition method to make the initial application date of the new lease standard the date of adoption, with a cumulative-

effect adjustment recognized to the opening balance of retained earnings. Consequently, for an entity that elects the optional transition method, the entity’s reporting and disclosures for comparative historical periods presented in the financial statements will continue to be in accordance with current GAAP. In December 2018, the FASB made a narrow-scope amendment that would preclude a lessor from having to recognize lessor costs paid by a lessee directly to a third-party when the lessor cannot reasonably estimate such costs. The Company expects to elect the package of practical expedients to not reassess (i) whether existing arrangements are or contain a lease, (ii) the classification of an operating or financing lease in a period prior to adoption, and (iii) any initial direct costs for existing leases. Additionally, the Company expects to elect to not use hindsight and carry forward its lease term assumptions when adopting Topic 842 and not recognize lease liabilities and lease assets for leases with a term of 12 months or less. The Company will adopt the new leasing standard effective January 1, 2022. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
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

4. Investments in Real Estate

As of June 30, 2021 and December 31, 2020, investments in real estate, net, consisted of the following:

	June 30, 2021	December 31, 2020
Building and building improvements	$272,915,691	$272,602,885
Land	40,397,114	40,397,114
Tenant improvements	10,161,277	9,551,645
Furniture, fixtures and equipment	4,968,555	4,822,680
Accumulated depreciation	(17,748,745)	(12,065,888)
Investments in real estate, net	$310,693,892	$315,308,436

5. Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of June 30, 2021 and December 31, 2020:

Intangible assets:	June 30, 2021	December 31, 2020
In-place lease intangibles	$10,180,070	$11,635,323
Lease origination costs	3,997,823	3,946,636
Lease inducements	1,708,038	1,708,038
Above-market lease intangibles	5,753	5,753
Total intangible assets	15,891,684	17,295,750
Accumulated amortization:
In-place lease intangibles	(6,362,579)	(5,586,764)
Lease origination costs	(690,462)	(521,929)
Lease inducements	(406,900)	(280,128)
Above-market lease intangibles	(5,753)	(5,753)
Total accumulated amortization	(7,465,694)	(6,394,574)
Intangible assets, net	$8,425,990	$10,901,176

Intangible liabilities:
Below-market lease intangibles	$(100,466)	$(94,501)
Accumulated amortization	43,025	24,637
Intangible liabilities, net	$(57,441)	$(69,864)

The weighted average amortization periods of the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles is 30 months.

The following table details the Company's future amortization of intangible assets:

Amortization
For the remainder of 2021	$1,190,543
2022	2,135,090
2023	1,691,718
2024	1,244,582
2025	1,023,872
Thereafter	1,140,185
Total	$8,425,990

6. Investments in Real Estate-Related Loans and Securities

During the six months ended June 30, 2021, the Company sold $3.9 million of floating-rate CMBS, received principal payments of $0.2 million on floating-rate CMBS and recognized a gain of $1.0 million as a result of the sales. For the six months ended June 30, 2021, the Company recognized $0.3 million of interest income related to such floating-rate CMBS.
During the six months ended June 30, 2020, the Company invested $29.4 million into floating-rate CMBS and recognized $0.4 million of interest income related to such floating-rate CMBS.

The following table details the Company's CMBS activity for the six months ended June 30, 2021:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Trade Date	Face Amount	Beginning Balance 12/31/20	Purchases	Sales / Principal Payments	Unrealized Gain / (Loss)(2)	Ending Balance 6/30/21	Realized Gain / (Loss)(3)
BX 2020 BXLP G	Industrial Paper	L+2.50%	12/15/29	Principal due at maturity	01/23/20	$5,827,000	$5,727,361	$—	$(166,637)	$126,545	$5,687,269	—
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	02/04/20	4,000,000	3,861,200	—	—	87,200	3,948,400	—
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	03/19/20	3,700,000	3,320,380	—	—	328,930	3,649,310	—
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	03/20/20	1,998,000	1,960,837	—	(699,300)	(261,338)	1,000,199	289,710
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	03/30/20	1,550,000	1,505,980	—	—	41,075	1,547,055	—
BX 2020 VIVA D	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	3,287,374	3,285,402	—	(2,745,925)	(539,477)	—	570,470
BX 2020 VIVA E	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	2,319,018	2,193,095	—	(446,786)	8,684	1,754,993	120,485
CGCMT 2020-WSS F	WoodSpring Suites Extended Stay Hotel	L+2.71%	2/16/27	Principal due at maturity	07/08/20	3,160,000	2,859,340	—	—	124,682	2,984,022	—
						$25,841,392	$24,713,595	$—	$(4,058,648)	$(83,699)	$20,571,248	$980,665

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of June 30, 2021 and December 31, 2020, one-month LIBOR was equal to 0.10% and 0.14%, respectively.
(2)	Unrealized gain/loss on debt security investments are determined using price quotations provided by independent third party valuation firms and are included in other income (expense) on the consolidated statement of operations.
(3)	Realized gain/loss is included in other income (expense) on the consolidated statement of operations.

The following table details the Company's CMBS activity for the six months ended June 30, 2020:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Trade Date	Face Amount	Beginning Balance 12/31/19	Purchases	Sales / Principal Payments	Unrealized Gain / (Loss)(2)	Ending Balance 6/30/20	Realized Gain / (Loss)(3)
BX 2020 BXLP G	Industrial Paper	L+2.50%	12/15/29	Principal due at maturity	01/23/20	$10,827,000	$—	$10,827,000	$—	$(487,215)	$10,339,785	—
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	02/04/20	4,000,000	—	4,005,000	—	(264,600)	3,740,400	—
BXMT 2020 FL 2	Commercial Real Estate Collateralized Loan Obligation	L+1.95%	2/16/37	Principal due at maturity	01/31/20	4,000,000	—	4,000,000	—	(359,168)	3,640,832	—
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	03/19/20	3,700,000	—	2,493,923	—	493,841	2,987,764	—
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	03/20/20	1,998,000	—	1,399,098	—	347,526	1,746,624	—
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	03/30/20	1,550,000	—	999,750	—	314,259	1,314,009	—
BX 2020 VIVA D	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	4,680,982	—	3,901,172	—	288,602	4,189,774	—
BX 2020 VIVA E	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	2,319,018	—	1,787,375	—	187,990	1,975,365	—
						$33,075,000	$—	$29,413,318	$—	$521,235	$29,934,553	—

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of June 30, 2020 and December 31, 2019, one-month LIBOR was equal to 0.16% and 1.76%, respectively.
(2)	Unrealized gain/loss on debt security investments are determined using price quotations provided by independent third party valuation firms and are included in other income (expense) on the consolidated statement of operations.
(3)	Realized gain/loss is included in other income (expense) on the consolidated statement of operations.

The following table details the Company's real estate-related loan investments as of June 30, 2021 and December 31, 2020:

						As of June 30, 2021
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2022	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(206,666)	24,793,334
111 Montgomery	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2024	Principal due at maturity	none	2,729,835	(39,575)	2,690,260
The Avery Senior Loan	The Avery Condominium San Francisco, California	L+7.30%	February 2024	Principal due at maturity	none	8,981,021	(95,249)	8,885,772
The Avery Mezzanine Loan	The Avery Condominium San Francisco, California	L+12.50%	February 2024	Principal due at maturity	$200.1 million(5)	2,044,580	(21,366)	2,023,214
						$63,755,436	$(362,856)	$63,392,580

						As of December 31, 2020
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(249,029)	24,750,971
						$50,000,000	$(249,029)	$49,750,971

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of June 30, 2021 and December 31, 2020, one-month LIBOR was equal to 0.10% and 0.14%, respectively.
(2)	Neither investment is subject to delinquent principal or interest as of June 30, 2021 or December 31, 2020.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
(4)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.
(5)	The Avery Mezzanine Loan is subordinate to an Oaktree Capital Management first mortgage commitment of $200.1 million.

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

On July 8, 2021, the borrower on the Atlantis Mezzanine Loan exercised the option to extend the initial maturity of the loan by 12 months from July 2021 to July 2022. The borrower continues to have the option to extend the maturity of the loan by three additional 12-month periods, provided there has not been an event of default. The Atlantis Mezzanine Loan bears interest at a floating rate of 6.67% over the one-month LIBOR, subject to an interest rate increase in the event the borrower exercises its fourth 12-month extension option.

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
7. Accounts and Other Receivables and Other Assets
The following table summarizes the components of accounts and other receivables and other assets as of June 30, 2021 and December 31, 2020:

Receivables	June 30, 2021	December 31, 2020
Accounts receivable	$1,181,033	$949,714
Straight-line rent receivable	2,069,543	1,954,662
Interest receivable	403,073	325,602
Allowance for doubtful accounts	(218,437)	(155,519)
Total accounts and other receivables, net	$3,435,212	$3,074,459

Other assets	June 30, 2021	December 31, 2020
Deposits	$472,380	$474,306
Prepaid expenses	595,624	545,441
Capitalized fees, net	97,894	86,000
Total other assets	$1,165,898	$1,105,747

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Real estate taxes payable	$1,179,872	$624,961
Accounts payable and accrued expenses	2,138,750	2,322,523
Prepaid rent	752,215	1,007,729
Accrued interest expense	399,708	326,586
Tenant security deposits	656,778	632,837
Derivative(1)	222,542	626,224
Distribution payable	828,618	768,521
Total accounts payable, accrued expenses and other liabilities	$6,178,483	$6,309,381

(1)	This derivative relates to an interest rate swap on the Two Liberty mortgage loan. The notional amount of the swap is $33,800,000 and the termination date is August 20, 2024. Two Liberty receives a floating rate of one-month USD LIBOR and pays a fixed rate of 0.7225%.

9. Mortgage Loans
The following table summarizes the components of mortgage loans as of June 30, 2021 and December 31, 2020:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	June 30, 2021	December 31, 2020
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan(2)	L + 1.50%	August 2024	62,085,155	61,971,000
Ezlyn mortgage loan	3.38%	December 2026	53,040,000	53,040,000
Lakes mortgage loan(2)	L + 1.55%	February 2025	25,196,563	25,202,380
Arbors mortgage loan(3)	SOFR + 2.24%	January 2031	45,950,000	45,950,000
Total mortgage loans			230,671,718	230,563,380
Less: deferred financing costs, net			(1,217,743)	(1,376,424)
Mortgage loans, net			$229,453,975	$229,186,956

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of June 30, 2021 and December 31, 2020, one-month LIBOR was equal to 0.10% and 0.14%, respectively.
(2)	The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of June 30, 2021.
(3)	The term "SOFR" refers to the Secured Overnight Financing Rate. As of June 30, 2021 and December 31, 2020, the SOFR was 0.05% and 0.08%, respectively.

The following table presents the future principal payments due under the Company's mortgage loans as of June 30, 2021:

Year	Amount
For the remainder of 2021	$—
2022	—
2023	—
2024	62,085,155
2025	25,196,563
Thereafter	143,390,000
Total	$230,671,718

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
Related Party Investor
During the six months ended June 30, 2021, Oaktree Real Estate Income Corporation, an investment vehicle for non-U.S. investors managed by an affiliate of our Adviser, invested $9.8 million in the Company utilizing a special fund vehicle. The investments were made in a private offering of Class C shares.
Credit Agreement
On June 5, 2020, the Company entered into a line of credit (the “Credit Agreement”) with Oaktree Fund GP I, L.P. (“Lender”), an affiliate of the Company’s sponsor, Oaktree, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125 million. The Credit Agreement was set to expire on June 30, 2021 but was extended in June 2021 to June 30, 2022 with no other changes in terms. Borrowings under the Credit Agreement will bear interest at a rate of the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%. Each advance under the Credit Agreement is repayable on the earliest of (i) Lender’s demand, (ii) the stated expiration of the Credit Agreement, and (iii) the date on which Oaktree Fund Advisors, LLC or an affiliate thereof no longer acts as the Company’s investment adviser; provided that the Company will have 180 days to make such repayment in the event of clauses (i) and (ii) and 45 days to make such repayment in the event of clause (iii). To the extent the Company has not repaid all loans and other obligations under the Credit Agreement after a repayment event has occurred, the Company is obligated to apply the net cash proceeds from its public offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Company will be permitted to (x) make payments to fulfill any repurchase requests pursuant to its share repurchase plan, (y) use funds to close any acquisition of property which the Company committed to prior to receiving a demand notice and (z) make quarterly distributions to its stockholders at per share levels consistent with the immediately preceding fiscal quarter and as otherwise required for it to maintain its REIT status. The Credit Agreement also permits voluntary prepayment of principal and accrued interest without any penalty other than customary LIBOR breakage costs. The Credit Agreement contains customary events of default. As is customary in such financings, if an event of default occurs under the Credit Agreement, Lender may accelerate the repayment of amounts outstanding under the Credit Agreement and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of June 30, 2021, the Company did not have any borrowings outstanding under the Credit Agreement.
On June 29, 2021, the Lender approved a 12-month extension of the expiration of the Credit Agreement to June 30, 2022.
Management Fee

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser agreed to waive its management fee from December 6, 2019 through June 6, 2020. Beginning June 7, 2020, the Adviser has been paid a management fee equal to 1.00% of NAV per annum, payable monthly in arrears. The management fee is payable, at the Adviser’s election, in cash or Class I shares. For the three and six months ended June 30, 2021, the Company recorded $0.6 million and $1.1 million, respectively, in Adviser management fees, all of which the Adviser elected to receive in Class I shares. For the three and six months ended June 30, 2020, the Company recorded $0.1 million in Adviser management fees, all of which the Adviser elected to receive in Class I shares.

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of June 30, 2021, the Company had not retained an affiliate of the Adviser for any such services.
Performance Fee
The Company will pay the Adviser a performance fee equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount (each term as defined in the advisory agreement) and a high water mark, with a catch-up. Such performance fee will be made annually and accrue monthly. For the three and six months ended June 30, 2021, the Company incurred performance fees of $0.7 million and $1.3 million, respectively. For the three and six months ended June 30, 2020, the Company accrued performance fees of $0.2 million and $1.0 million, respectively.
Due to Affiliates

Due to affiliates of $17.5 million as of June 30, 2021 consisted primarily of $5.9 million due to Oaktree for reimbursement of organizational and offering costs, $0.4 million due to the Adviser for management fees, $9.9 million due to Oaktree for share repurchases and $1.3 million due to the Adviser for performance fees. Due to affiliates of $12.1 million as of December 31, 2020 consisted of $0.9 million due to Oaktree for reimbursement of operating expenses, $5.7 million due to Oaktree for reimbursement of organizational and offering costs, $0.4 million due to the Adviser for management fees, $2.7 million due to Oaktree for share repurchases and $2.4 million due to Oaktree for performance fees.
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

Under the repurchase arrangement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the six months ended June 30, 2021 and 2020, the Company repurchased 5,130,450 and 903,345 Class I shares, respectively, from the Oaktree Investor at a price of $10.00 per share. As of June 30, 2021, the Oaktree Investor held 1,055,947 of the Company's outstanding Class I shares.
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
See Note 14, Subsequent Events, for a discussion of Entry into Adviser Transition Agreement.

11. Stockholder’s Equity
Authorized Capital
The Company is authorized to issue up to $1,747,644,300 in its primary offering. The Company is selling any combination of the four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The Company is also offering Class C shares in a private offering. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock has the same economic and voting rights.
As of June 30, 2021 and December 31, 2020, the Company had authority to issue 1,050,000,000 shares, consisting of the following:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	125,000,000	$0.01
Class C common stock	125,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000

Distributions

Beginning December 31, 2019, the Company declared monthly distributions for each class of its common stock, which are generally paid approximately 20 days after month-end. Class S shares and Class I shares received the same aggregate gross distribution per share, which was $0.7114 per share since inception through June 30, 2021. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes as of June 30, 2021:

Declaration Date	Class S Shares	Class I Shares	Class C Shares	Class T Shares	Class D Shares
December 31, 2019	$0.0189	$0.0250	$—	$—	$—
January 30, 2020	0.0222	0.0294	—	—	—
February 27, 2020	0.0272	0.0341	—	—	—
March 30, 2020	0.0267	0.0341	—	—	—
April 30, 2020	0.0272	0.0344	—	—	—
May 29, 2020	0.0288	0.0361	—	—	—
June 30, 2020	0.0293	0.0365	—	—	—
July 30, 2020	0.0291	0.0365	—	—	—
August 28, 2020	0.0293	0.0367	—	—	—
September 29, 2020	0.0295	0.0367	—	—	—
October 29, 2020	0.0294	0.0369	—	—	—
November 25, 2020	0.0320	0.0392	—	—	—
December 30, 2020	0.0342	0.0417	—	—	—
January 28, 2021	0.0344	0.0420	—	—	—
February 25, 2021	0.0352	0.0420	—	—	—
March 30, 2021	0.0346	0.0422	0.0422	—	—
April 29, 2021	0.0348	0.0422	0.0422	—	—
May 27, 2021	0.0350	0.0427	0.0427	—	—
June 29, 2021	0.0355	0.0430	0.0430	—	—
Total	$0.5733	$0.7114	$0.1701	$—	$—

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

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

The following table sets forth the total assets by segment:

	June 30, 2021	December 31, 2020
Multifamily	$201,705,025	$204,408,015
Office	128,094,720	134,521,921
Real estate-related loans and securities	83,963,828	74,464,566
Other (Corporate)	33,835,615	27,479,107
Total assets	$447,599,188	$440,873,609

The following table sets forth the financial results by segment for the three months ended June 30, 2021:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$4,343,804	$3,092,137	$—	$7,435,941
Other revenues	332,773	150,726	—	483,499
Total revenues	4,676,577	3,242,863	—	7,919,440
Expenses:
Rental property operating	2,137,288	1,291,528	—	3,428,816
Total rental operating expenses	2,137,288	1,291,528	—	3,428,816
Income from real estate-related loans and securities	—	—	1,352,252	1,352,252
Realized gain on investments	—	—	—	—
Unrealized gain on investments	10,457	—	321,953	332,410
Segment net operating income	$2,549,746	$1,951,335	$1,674,205	$6,175,286

Depreciation and amortization	$2,089,587	$1,698,656	$—	$3,788,243
General and administrative expenses				1,051,762
Management fee				569,389
Performance fee				687,265
Interest expense				1,402,408
Net loss				(1,323,781)
Net loss attributable to non-controlling interests				63,992
Net loss attributable to stockholders				$(1,259,789)

The following table sets forth the financial results by segment for the six months ended June 30, 2021:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$8,585,211	$6,081,778	$—	$14,666,989
Other revenues	611,024	253,919	—	864,943
Total revenues	9,196,235	6,335,697	—	15,531,932
Expenses:
Rental property operating	4,133,814	2,610,029	—	6,743,843
Total rental operating expenses	4,133,814	2,610,029	—	6,743,843
Income from real estate-related loans and securities	—	—	2,554,585	2,554,585
Realized gain on investments	—	—	980,665	980,665
Unrealized gain (loss) on investments	403,682	—	(83,699)	319,983
Segment net operating income	$5,466,103	$3,725,668	$3,451,551	$12,643,322

Depreciation and amortization	$4,673,736	$3,438,993	$—	$8,112,729
General and administrative expenses				2,067,560
Management fee				1,123,438
Performance fee				1,261,088
Interest expense				2,774,865
Net loss				(2,696,358)
Net loss attributable to non-controlling interests				189,270
Net loss attributable to stockholders				$(2,507,088)

The following table sets forth the financial results by segment for the three months ended June 30, 2020:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$2,729,859	$3,215,473	$—	$5,945,332
Other revenues	80,608	178,080	—	258,688
Total revenues	2,810,467	3,393,553	—	6,204,020
Expenses:
Rental property operating	1,272,817	1,197,338	—	2,470,155
Total rental operating expenses	1,272,817	1,197,338	—	2,470,155
Income from real estate-related loans and securities	—	—	1,338,053	1,338,053
Unrealized (loss) gain on investments	—	(279,383)	1,817,009	1,537,626
Segment net operating income	$1,537,650	$1,916,832	$3,155,062	$6,609,544

Depreciation and amortization	$1,846,889	$1,929,263	$—	$3,776,152
General and administrative expenses				739,397
Management fee				130,990
Performance fee				186,679
Interest expense				1,206,036
Net income				570,290
Net loss attributable to non-controlling interests				110,054
Net income attributable to stockholders				$680,344

The following table sets forth the financial results by segment for the six months ended June 30, 2020:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$5,396,680	$5,962,713	$—	$11,359,393
Other revenues	223,235	362,203	—	585,438
Total revenues	5,619,915	6,324,916	—	11,944,831
Expenses:
Rental property operating	2,291,119	2,195,640	—	4,486,759
Total rental operating expenses	2,291,119	2,195,640	—	4,486,759
Income from real estate-related loans and securities	—	—	2,691,680	2,691,680
Unrealized (loss) gain on investments	—	(784,302)	521,235	(263,067)
Segment net operating income	$3,328,796	$3,344,974	$3,212,915	$9,886,685

Depreciation and amortization	$3,699,891	$3,465,926	$—	$7,165,817
General and administrative expenses				1,389,976
Management fee				130,990
Performance fee				998,328
Interest expense				2,622,323
Net loss				(2,420,749)
Net loss attributable to non-controlling interests				214,648
Net loss attributable to stockholders				$(2,206,101)
14. Subsequent Events

The Company has evaluated events from June 30, 2021 through the date the financial statements were issued.

Entry into Adviser Transition Agreement

On July 15, 2021, Oaktree Real Estate Income Trust, Inc. (the “Company”) entered into an adviser transition agreement (the “Adviser Transition Agreement”) with Oaktree Fund Advisors, LLC (the “Oaktree Adviser”) and Brookfield REIT Adviser LLC (the “Brookfield Adviser”), an affiliate of Brookfield Asset Management Inc. (together with its affiliates, “Brookfield”), pursuant to which (i) the Company will accept the resignation of the Oaktree Adviser as its external adviser under the current advisory agreement between the Company and the Oaktree Adviser (the “Existing Advisory Agreement”), and (ii) the Company will enter into a new advisory agreement with the Brookfield Adviser (the “New Advisory Agreement”), in each case, subject to the conditions of the Adviser Transition Agreement, to become effective as of the date and time (the “Transaction Effective Date”) that the U.S. Securities and Exchange Commission (the “SEC”) declares effective the Company’s registration statement on Form S-11 (File No. 333-255557) for its follow-on public offering (the “Follow-on Offering”) (together, with the related transactions authorized by the Company’s board of directors or otherwise contemplated in connection with the Company’s entry into the Adviser Transition Agreement, referred to collectively as the “Adviser Transition”). The

Oaktree Adviser is expected to continue as sub-adviser with respect to certain of the Company’s existing investments as well as the Company’s liquid securities portfolio following the Adviser Transition, as more fully described below.

In addition, among other terms, the Adviser Transition Agreement contemplates:

•Name Change: Changing the Company’s name from “Oaktree Real Estate Income Trust, Inc.” to “Brookfield Real Estate Income Trust Inc.” on the Transaction Effective Date;

•New Share Class: The filing of Articles Supplementary to the Company’s charter designating a new class of common stock as Class E shares;

•Operating Partnership: Converting from the Company’s current organizational structure into an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) on or before the Transaction Effective Date, which means that the Company will own substantially all of its assets through Oaktree Real Estate Income Trust Holding, L.P. (the “Operating Partnership”), an existing subsidiary of the Company that will be governed by a new limited partnership agreement;

•New Advisory Agreement: Entering into the New Advisory Agreement on the Transaction Effective Date, the terms of which will be generally consistent with the Existing Advisory Agreement, provided that (i) the management fee payable to the Brookfield Adviser will equal 1.25% of the net asset value (“NAV”) for the Company’s Class T, Class S, Class D, Class I and Class C shares per annum payable monthly (the Company will not pay the Brookfield Adviser a management fee with respect to the Class E shares), (ii) the performance fees currently payable to the Oaktree Adviser under the Existing Advisory Agreement will be replaced with a performance participation interest in the Operating Partnership held by a Brookfield affiliate and (iii) the Brookfield Adviser will be entitled to reimbursement for administrative service expenses on the Company’s behalf;

•Reimbursement of Expenses: That the Brookfield Adviser purchase on the Transaction Effective Date the Oaktree Adviser’s receivables related to the organization and offering expenses previously incurred by the Oaktree Adviser on the Company’s behalf and thereafter advance all of the Company’s organization and offering expenses on the Company’s behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 6, 2022. The Company will reimburse the Brookfield Adviser for all such advanced expenses ratably over the 60 months following July 6, 2022. In addition, the Brookfield Adviser will be entitled to reimbursement of out-of-pocket expenses incurred by the Brookfield Adviser on behalf of the Company and the Operating Partnership prior to the Transaction Effective Date, subject to the same reimbursement schedule for organization and offering expenses described above;

•Sub-Advisory Agreement: Entering into a sub-advisory agreement with the Oaktree Adviser on the Transaction Effective Date, pursuant to which the Oaktree Adviser will manage certain of the Company’s real estate properties (the “Equity Option Investments”) and real estate-related debt investments (the “Debt Option Investments” and, together with the Equity Option Investments, the “Oaktree Option Investments”) that the Company acquired prior to entering into the Adviser Transition Agreement;

•Brookfield Contribution: That Brookfield will use its commercially reasonable efforts to, on or within a reasonable period of time following the Transaction Effective Date, contribute to the Company interests in certain high quality, income-producing real property investments, including a multifamily property in Kissimmee, Florida, a multifamily property in Nashville, Tennessee, and a minority joint venture interest in an office property located in London, United Kingdom, which interests are expected to have a gross unlevered value of over $400 million (with an expected equity contribution value of over $180 million) (collectively the “Brookfield Portfolio”). The aggregate consideration payable for such assets will be equal to the value of the Brookfield Portfolio based on an appraisal from Altus Group U.S. Inc. to be obtained as of a recent date prior to the contribution, to be paid in the form of (i) the assumption of certain debt related to the Brookfield Portfolio and (ii) the issuance to Brookfield or one or more of its affiliates of a number of the Company’s Class I shares, Class E shares or Operating Partnership units, or any combination thereof, equal to the appraised value minus the fair value of debt assumed by the Company or the Operating Partnership, with the value of such Class I shares, Class E shares or Operating Partnership units based on the Company’s most recently determined NAV or the most recently determined NAV of the Operating Partnership, as applicable, immediately prior to the completion of the contributions. These proposed contributions are collectively referred to as the “Brookfield Contributions.” However, Brookfield is not obligated to contribute any of the assets in the Brookfield Portfolio to the extent that Brookfield determines in good faith that making such contribution at such time and such valuation would not be in the Company’s best interest or the best interest of the Brookfield affiliate that owns the applicable asset, and thus, there can be no assurance that the Brookfield Contributions will take place as contemplated or at all;

•Certain Dispositions: The sale (i) on the Transaction Effective Date to an investment vehicle managed by the Oaktree Adviser or one or more of its affiliates all of the Company’s interests in the Atlantis Mezzanine Loan and the Ezlyn Joint Venture investments at a price equal to the aggregate fair value of such investments, as determined in connection with the Company’s most recently determined NAV immediately prior to the closing of such purchase and (ii) on or prior to the Transaction Effective Date, of the Company’s investments in Atlantis Paradise Island Resort commercial mortgage-backed securities (BHMS 2018 – ATLS D and BHMS 2018 – ATLS E) and the Company’s debt investment in Woodspring (CGCMT 2020-WSS F) in their entirety (collectively, the “Dispositions”);

•Option Investments Purchase Agreement: Entering into an Option Investments Purchase Agreement with the Oaktree Adviser or its affiliate on the Transaction Effective Date, pursuant to which the Oaktree Adviser or its affiliate will have the right to purchase the Operating Partnership’s entire interest in all of the Equity Option Investments or all of the Debt Option Investments, or both, for a period of 12 months following the earlier of (i) 18 months after the date upon which the Adviser Transition is completed and (ii) the date on which the Company notifies the Oaktree Adviser that it has issued in the aggregate $1 billion of its common stock to non-affiliates after the date the Adviser Transition is completed at a price equal to the fair value of the applicable Option Investments, as determined in connection with the Company’s most recently determined NAV immediately prior to the closing of such purchase;

•New Dealer Manager: Entering into a new dealer manager agreement with Brookfield Oaktree Wealth Solutions, LLC (“BOWS”), an affiliate of Brookfield and the Brookfield Adviser, on the Transaction Effective Date, pursuant to which BOWS will serve as the dealer manager for the Follow-on Offering;

•Waiver of Early Repurchase Deduction: Waiving the early repurchase deduction with respect to the Company’s share repurchase plan from the date of the Adviser Transition Agreement through the Transaction Effective Date;

•Tender Offer: That the Company conduct a tender offer (the “Tender Offer”) for up to $150 million of common stock only in the event that repurchase requests under the Company’s share repurchase plan exceed either (i) 5% of the Company’s NAV during either the July 2021 or August 2021 monthly repurchase periods, for which repurchase requests must be submitted by 4:00 p.m. ET on July 29, 2021 or August 30, 2021, respectively, or (ii) 8% of NAV for the July 2021 and August 2021 monthly repurchase periods combined, for which the same repurchase request deadlines apply (each, a “Trigger Event”);

•Commitment Agreement: Entering into a Commitment Agreement, which was entered into on July 15, 2021 (the “Commitment Agreement”), pursuant to which Brookfield agreed to purchase shares of common stock of the Company or units in the Operating Partnership, or a combination thereof, to fund the Tender Offer;

•Line of Credit: That Brookfield will enter into a line of credit with the Company on or within a reasonable time following the Transaction Effective Date on material terms substantially consistent with the Company’s current line of credit with Oaktree Fund GP I, L.P., which will terminate upon the completion of the Adviser Transition;

•Changes in Directors: The election of six new directors and the acceptance of the resignation of the seven existing directors, in each case, effective as of the Transaction Effective Date;

•Removal of Officers: The removal of the current officers of the Company, effective as of the Transaction Effective Date. It is separately contemplated that Manish Desai, the Company’s current President, will join Brookfield following the completion of the Adviser Transition and serve as the Company’s President and Chief Operating Officer; and

•Interim Period Operations: The operation of the Company in the ordinary course during the period from July 15, 2021 until the Transaction Effective Date, provided that the Company and the Oaktree Adviser will coordinate with the Brookfield Adviser on material decisions and not take certain actions (including the acquisition or disposition of investments) without the prior written consent of the Brookfield Adviser.

Status of the Offering

As of August 16, 2021, the Company had sold an aggregate of 22,215,003 shares of its common stock (consisting of 18,232,321 Class S shares, 2,694,932 Class I shares and 1,287,750 Class C shares) in the Offering resulting in net proceeds of $229.4 million to the Company as payment for such shares.

Distributions

Subsequent to June 30, 2021, the Company declared gross distributions as follows:

Record Date	Class S	Class I	Class C	Class T	Class D
July 29, 2021	$0.0355	$0.0433	$0.0433	$—	$—
Investments
On July 8, 2021, the borrower on the Atlantis Mezzanine Loan exercised the option to extend the initial maturity of the loan by 12 months from July 2021 to July 2022.
Subsequent to June 30, 2021, the Company sold an aggregate of $2.4 million of floating-rate CMBS.
Subsequent to June 30, 2021, the Company deposited $2.8 million for a potential real estate investment acquisition.

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

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical facts are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-223022), as amended, under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, under Part II., Item 1A. Risk Factors in this Form 10-Q and elsewhere in this Form 10-Q, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.

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
As of June 30, 2021, we own and operate five investments in real estate, and hold five investments in real estate-related loans and seven short-term real estate debt-related securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally (including COVID-19), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related loans.

Adviser Transition

On July 15, 2021, we entered into an adviser transition agreement (the “Adviser Transition Agreement”) with Oaktree Fund Advisors, LLC (the “Oaktree Adviser”) and Brookfield REIT Adviser LLC (the “Brookfield Adviser”), an affiliate of Brookfield Asset Management Inc. (together with its affiliates, “Brookfield”), pursuant to which (i) we will accept the resignation of the Oaktree Adviser as its external adviser under the current advisory agreement between us and the Oaktree Adviser (the “Existing Advisory Agreement”), and (ii) we will enter into a new advisory agreement with the Brookfield Adviser (the “New Advisory Agreement”), in each case, subject to the conditions of the Adviser Transition Agreement, to become effective as of the date and time (the “Transaction Effective Date”) that the U.S. Securities and Exchange Commission (the “SEC”) declares effective our registration statement on Form S-11 (File No. 333-255557) for our follow-on public offering (the “Follow-on Offering”) (together, with the related transactions authorized by our board of directors or otherwise contemplated in connection with our entry into the Adviser Transition Agreement, referred to collectively as the “Adviser Transition”). The Oaktree Adviser is expected to continue as sub-adviser with respect to certain of our existing investments as well as our liquid securities portfolio following the Adviser Transition, as more fully described below.

On September 30, 2019, Brookfield acquired 61.2% of Oaktree’s business. Subsequently, Brookfield and Oaktree have continued to operate their respective businesses independently.

See Item 1, Note 14 to the Consolidated Financial Statements of Oaktree Real Estate Income Trust, Inc. — “Subsequent Events” for additional details on the Adviser Transition. There can be no assurance that the Adviser Transition will be consummated on the terms set forth in the Adviser Transition Agreement and the other agreements related to the Adviser Transition, or at all. Moreover, we may be subject to certain risks in connection with the Adviser Transition and related transactions. See Part II., Item 1A. Risk Factors - "We are subject to certain risks with respect to the Adviser Transition Agreement and the Adviser Transition," -"We may be subject to certain risks in connection with Brookfield's expected contribution of the Brookfield Portfolio to the Operating Partnership," -"We may be subject to certain risks in connection with the Option Investments Purchase Agreement with Oaktree" and -"Our UPREIT structure may result in potential conflicts of interest with the Operating Partnership or limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders."

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

As of August 16, 2021, approximately half of the population in the United States of America had received a coronavirus vaccination. Federal, state and city governments continue to lift coronavirus-related restrictions to varying levels. As jurisdictions and businesses reopen, economic activity is expected to improve, but there is no certainty that this will be the case or that reopenings will not be rolled back due to new outbreaks of COVID-19. The Company is unable to estimate the impact the changing situation will have on its financial results at this time.

Portfolio Highlights

Our NAV per share increased for our Class I, Class S and Class C shares during the second quarter (up 2.0%, 2.3% and 1.7% from March 31, 2021, respectively). The price movement was driven by appreciation on our real property investments (particularly on our multifamily properties) and real estate-related debt investments.

There were no material acquisitions or dispositions during the quarter. As of June 30, 2021, our portfolio was invested 74% in real property, 18% in real estate-related debt and 8% in cash and cash equivalents.

Our real property investments are split between multifamily (64%) and office (36%). The Company’s leverage ratio decreased to 42% compared to 45% at the end of the first quarter of 2021.

Q2 2021 Highlights

Operating Results:

•Raised $49.0 million of gross proceeds from our Offering and private offerings.

•Issued 4,599,068 shares of common stock consisting of 2,629,023 Class S, 1,129,604 Class I and 840,441 Class C shares.

•Reinvested dividends of $1.1 million.

•Declared gross distributions of $0.0422, $0.0427 and $0.0430 per share on April 29, May 27 and June 29, respectively.

Portfolio
Real Estate
The following table provides information regarding our portfolio of real properties as of June 30, 2021:

Investment	Location	Type	Acquisition Date	Ownership Percentage(1)	Amortized Cost Basis	Square Feet / Number of Units	Occupancy Rate(2)
Anzio Apartments	Georgia	Multifamily	April 2019	90.0%	$55,351,306	448	93%
Two Liberty Center	Virginia	Office	August 2019	96.5%	86,797,758	179,000	95%
Ezlyn	Colorado	Multifamily	December 2019	90.0%	77,562,461	332	100%
Lakes	California	Office	February 2020	95.0%	37,264,119	177,000	81%
Arbors	Texas	Multifamily	December 2020	90.0%	$62,086,797	408	96%
Total					$319,062,441

(1)	Certain of the joint venture agreements entered into by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.

(2)	The occupancy rate is as of June 30, 2021

Investments in Real Estate-Related Loans and Securities

The following table details the Company's commercial mortgage backed securities for the six months ended June 30, 2021:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Trade Date	Face Amount	Beginning Balance 12/31/20	Purchases	Sales	Unrealized Gain / (Loss)(2)	Ending Balance 3/31/21	Realized Gain / (Loss)(3)
BX 2020 BXLP G	Industrial Paper	L+2.50%	12/15/29	Principal due at maturity	01/23/20	$5,827,000	$5,727,361	$—	$(166,637)	$126,545	$5,687,269	—
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	02/04/20	4,000,000	3,861,200	—	—	87,200	3,948,400	—
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	03/19/20	3,700,000	3,320,380	—	—	328,930	3,649,310	—
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	03/20/20	1,998,000	1,960,837	—	(699,300)	(261,338)	1,000,199	289,710
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	03/30/20	1,550,000	1,505,980	—	—	41,075	1,547,055	—
BX 2020 VIVA D	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	3,287,374	3,285,402	—	(2,745,925)	(539,477)	—	570,470
BX 2020 VIVA E	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	2,319,018	2,193,095	—	(446,786)	8,684	1,754,993	120,485
CGCMT 2020-WSS F	WoodSpring Suites Extended Stay Hotel	L+2.71%	2/16/27	Principal due at maturity	07/08/20	3,160,000	2,859,340	—	—	124,682	2,984,022	—
						$25,841,392	$24,713,595	$—	$(4,058,648)	$(83,699)	$20,571,248	980,665

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of June 30, 2021 and December 31, 2020, one-month LIBOR was equal to 0.10% and 0.14%, respectively.
(2)	Unrealized gain/loss on debt security investments are determined using price quotations provided by independent third party valuation firms and are included in other income (expense) on the consolidated statement of operations.
(3)	Realized gain/loss is included in other income (expense) on the consolidated statement of operations.

The following tables detail the Company's real estate-related loan investments as of June 30, 2021 and December 31, 2020:

						As of June 30, 2021
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2022	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(206,666)	24,793,334
111 Montgomery	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2024	Principal due at maturity	none	2,729,835	(39,575)	2,690,260
The Avery Senior Loan	The Avery Condominium San Francisco, California	L+7.30%	February 2024	Principal due at maturity	none	8,981,021	(95,249)	8,885,772
The Avery Mezzanine Loan	The Avery Condominium San Francisco, California	L+12.50%	February 2024	Principal due at maturity	$200.1 million(5)	2,044,580	(21,366)	2,023,214
						$63,755,436	$(362,856)	$63,392,580

						As of December 31, 2020
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(249,029)	24,750,971
						$50,000,000	$(249,029)	$49,750,971

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of June 30, 2021 and December 31, 2020, one-month LIBOR was equal to 0.10% and 0.14%, respectively.
(2)	Neither investment is subject to delinquent principal or interest as of June 30, 2021 or December 31, 2020.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
(4)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.
(5)	The Avery Mezzanine Loan is subordinate to an Oaktree Capital Management first mortgage commitment of $200.1 million.

Results of Operations

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and across its portfolio, including how it will impact its tenants. While the Company did not experience significant disruptions during the six months ended June 30, 2021 from the COVID-19 pandemic, it will continue to work closely with its impacted tenants to address their concerns on a case-by-case basis, seeking solutions that address immediate cash flow interruptions while maintaining long term lease obligations.
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

Revenues

Revenues increased during the three months ended June 30, 2021 compared to the same period in the prior year due to owning and operating five properties compared to four properties in the prior year period. Revenues of $7.9 million for the three months ended June 30, 2021 related to the Company's five properties and consisted of $7.0 million of rental revenues, $0.4 million of tenant reimbursements and $0.5 million of ancillary income and fees. Revenues of $6.2 million for the three months ended June 30, 2020 related to the Company's four properties and consisted of $5.7 million of rental revenues, $0.2 million of tenant reimbursements and $0.3 million of ancillary income and fees.

Revenues increased during the six months ended June 30, 2021 compared to the same period in the prior year due to owning and operating five properties compared to four properties in the prior year period. Revenues of $15.5 million for the six months ended June 30, 2021 related to the Company's five properties and consisted of $13.8 million of rental revenues, $0.8 million of tenant reimbursements and $0.9 million of ancillary income and fees. Revenues of $11.9 million for the six months ended June 30, 2020 related to the Company's four properties and consisted of $10.7 million of rental revenues, $0.6 million of tenant reimbursements and $0.6 million of ancillary income and fees.

Rental Property Operating Expenses

Rental property operating expenses increased during the three months ended June 30, 2021 compared to the same period in the prior year due to owning and operating five properties compared to four properties in the prior year period. Rental property operating expenses of $3.4 million for the three months ended June 30, 2021 related to the Company's five properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense. Rental property operating expenses of $2.5 million for the three months ended June 30, 2020 related to the Company's four properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense.

Rental property operating expenses increased during the six months ended June 30, 2021 compared to the same period in the prior year due to owning and operating five properties compared to four properties in the prior year period. Rental property operating expenses of $6.7 million for the six months ended June 30, 2021 related to the Company's five properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense. Rental property operating expenses of $4.5 million for the six months ended June 30, 2020 related to the Company's four properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense.

General and Administrative Expenses

General and administrative expenses of $1.1 million for the three months ended June 30, 2021 consisted of legal fees, audit fees, professional tax fees, valuation fees, board of director fees and miscellaneous expenses. General and administrative expenses of $0.7 million for the three months ended June 30, 2020 consisted of legal fees, audit fees, professional tax fees, valuation fees, board of director fees and miscellaneous expenses. The increase in general and administrative expenses is primarily due to owning five properties, five loan investments and seven securities investments compared to four properties, two loan investments and six securities investments in prior year period.

General and administrative expenses of $2.1 million for the six months ended June 30, 2021 consisted of legal fees, audit fees, professional tax fees, valuation fees, board of director fees and miscellaneous expenses. General and administrative expenses of $1.4 million for the six months ended June 30, 2020 consisted of legal fees, audit fees, professional tax fees, valuation fees, board of director fees and miscellaneous expenses. The increase in general and administrative expenses is primarily due to owning five properties, five loan investments and seven securities investments compared to four properties, two loan investments and six securities investments in prior year period.

Management Fee

During the three months ended June 30, 2021 and 2020, we recognized management fees of $0.6 million and $0.1 million, respectively, payable to the Adviser as compensation in connection with the ongoing management of the assets of the Company.

During the six months ended June 30, 2021 and 2020, we recognized management fees of $1.1 million and $0.1 million, respectively, payable to the Adviser as compensation in connection with the ongoing management of the assets of the Company.

Performance Fee

During the three months ended June 30, 2021 and 2020, we recognized performance fees of $0.7 million and $0.2 million, respectively.

During the six months ended June 30, 2021 and 2020, we recognized performance fees of $1.3 million and $1.0 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense of $3.8 million for the three months ended June 30, 2021 related to the Company's five properties. Depreciation and amortization expense of $3.8 million for the three months ended June 30, 2020 related to the Company's four properties.

Depreciation and amortization expense of $8.1 million for the six months ended June 30, 2021 related to the Company's five properties. Depreciation and amortization expense of $7.2 million for the six months ended June 30, 2020 related to the Company's four properties.

Income from Real Estate-Related Loans and Interest Income

Interest income of $1.4 million for the three months ended June 30, 2021 related primarily to interest income earned on the Atlantis Mezzanine Loan of $0.5 million, interest earned on the IMC/AMC Bond Investment of $0.4 million, interest earned on floating-rate commercial mortgage backed securities of $0.2 million, interest earned on the Avery mortgage loans of $0.2 million and interest earned on the Montgomery mortgage loan of $0.1 million. Interest income of $1.3 million for the three months ended June 30, 2020 related primarily to interest income earned on the Atlantis Mezzanine Loan of $0.5 million, interest earned on the IMC/AMC Bond Investment of $0.4 million, interest earned on floating-rate commercial mortgage backed securities of $0.2 million and discount accretion of $0.2 million.

Interest income of $2.6 million for the six months ended June 30, 2021 related primarily to interest income earned on the Atlantis Mezzanine Loan of $0.9 million, interest earned on the IMC/AMC Bond Investment of $0.8 million, interest earned on floating-rate commercial mortgage backed securities of $0.3 million, interest earned on the Avery mortgage loans of $0.4 million and interest earned on the Montgomery mortgage loan of $0.2 million. Interest income of $2.7 million for the six months ended June 30, 2020 related primarily to interest income earned on the Atlantis Mezzanine Loan of $1.0 million, interest earned on the IMC/AMC Bond Investment of $0.9 million, interest earned on floating-rate commercial mortgage backed securities of $0.4 million and discount accretion of $0.4 million.

Interest Expense

Interest expense of $1.4 million for the three months ended June 30, 2021 consisted of $1.3 million of mortgage loan interest and $0.1 million of loan fee amortization on five property investments. Interest expense of $1.2 million for the three months ended June 30, 2020 consisted of mortgage loan interest on four property investments. Interest rates declined to near-zero as a result of the ongoing coronavirus pandemic.

Interest expense of $2.8 million for the six months ended June 30, 2021 consisted of $2.6 million of mortgage loan interest and $0.2 million of loan fee amortization on five property investments. Interest expense of $2.6 million for the six months ended June 30, 2020 consisted of $2.5 million of mortgage loan interest on four property investments and $0.1 million of loan fee amortization. Interest rates declined to near-zero as a result of the ongoing coronavirus pandemic.

Realized Gains on Investments

We did not have any sales or realized gains in the three months ended June 30, 2021 and 2020.

During the six months ended June 30, 2021, we sold an aggregate of $3.9 million of fixed and floating-rate commercial backed securities (“CMBS”) for $4.9 million and recognized a gain of $1.0 million as a result of the sale. We did not have any sales or realized gains in the six months ended June 30, 2020.

Unrealized Gains and Losses on Investments

During the three months ended June 30, 2021, we recognized an unrealized gain of $0.3 million primarily due to a $0.3 million mark-to-market increase in the value of our CMBS and a slight increase in the value of our interest rate swap for one mortgage loan. During the three months ended June 30, 2020, we recognized an unrealized gain of $1.5 million primarily due to mark-to-market increases in the value of our CMBS due to market volatility due to COVID-19.

During the six months ended June 30, 2021, we recognized an unrealized gain of $0.3 million primarily due to a $0.1 million mark-to-market decrease in the value of our CMBS offset by $0.4 million increase in the value of our interest rate swap for one mortgage loan. During the six months ended June 30, 2020, we recognized an unrealized loss of $0.3 million primarily due to mark-to-market decreases in the value of our CMBS due to market volatility due to COVID-19.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests of $0.1 million for the three months ended June 30, 2021 related to losses allocable to the interests held by the Company's joint venture partners in the Company's five properties. Net loss attributable to non-controlling interests of $0.1 million for the three months ended June 30, 2020 related to losses allocable to the interests held by the Company's joint venture partners in the Company's four properties.

Net loss attributable to non-controlling interests of $0.2 million for the six months ended June 30, 2021 related to losses allocable to the interests held by the Company's joint venture partners in the Company's five properties. Net loss attributable to non-controlling interests of $0.2 million for the six months ended June 30, 2020 related to losses allocable to the interests held by the Company's joint venture partners in the Company's four properties.

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

As of June 30, 2021 and December 31, 2020, the Adviser and its affiliates had incurred approximately $6.5 million and $5.7 million, respectively, of organization and offering expenses on our behalf. The Company agreed to reimburse these expenses ratably over the 60 months following July 6, 2022. Prior to an amendment in 2020, the organization and offering costs would have been reimbursed ratably over 60 months following the one year anniversary of our escrow break on December 6, 2020.

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

On June 5, 2020, the Company entered into the Credit Agreement with Oaktree Fund GP I, L.P., (the "Lender"), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million, which was undrawn as of June 30, 2021. The Credit Agreement was set to expire on June 30, 2021 but was extended in June 2021 to June 30, 2022 with no other changes in terms. Borrowings under the Credit Agreement will bear interest at a rate of the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%.
On June 29, 2021, the Lender approved a 12-month extension of the expiration of the Credit Agreement to June 30, 2022.

As of June 30, 2021, our indebtedness consisted of our mortgage loans secured by our real property investments.

The following table summarizes the Company's mortgage loans:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	June 30, 2021	December 31, 2020
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan(2)	L + 1.50%	August 2024	62,085,155	61,971,000
Ezlyn mortgage loan	3.38%	December 2026	53,040,000	53,040,000
Lakes mortgage loan(2)	L + 1.55%	February 2025	25,196,563	25,202,380
Arbors mortgage loan(3)	SOFR + 2.24%	January 2031	45,950,000	45,950,000
Total mortgage loans			230,671,718	230,563,380
Less: deferred financing costs, net			(1,217,743)	(1,376,424)
Mortgage loans, net			$229,453,975	$229,186,956

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of June 30, 2021 and December 31, 2020, one-month LIBOR was equal to 0.10% and 0.14%, respectively.
(2)	The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of June 30, 2021.
(3)	The term "SOFR" refers to the one-month Secured Overnight Financing Rate. As of June 30, 2021 and December 31, 2020, the one-month SOFR was equal to 0.05% and 0.08%, respectively.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Net cash provided by operating activities	$2,600,656	$7,451,304
Net cash used in investing activities	(9,361,574)	(72,533,069)
Net cash provided by financing activities	10,656,061	64,651,150
Net change in cash and cash equivalents and restricted cash	$3,895,143	$(430,615)

Cash flows provided by operating activities for the six months ended June 30, 2021 related primarily to cash payments and receipts associated with operations at our five property investments, five real estate-related loans, seven commercial mortgage backed securities, management fee share issuances to our Adviser, performance fees paid to our Adviser and share repurchases of the Oaktree Investor. Cash flows provided by operating activities for the six months ended June 30, 2020 related to cash payments and receipts associated with operations at four property investments, two real estate-related loan investments, eight commercial mortgage backed securities, management fee share issuances to our Adviser, performance fees incurred to our Adviser and share repurchases of the Oaktree Investor.

Cash flows used in investing activities for the six months ended June 30, 2021 relates primarily to purchases of three investments in real estate-related loans and building improvements to our real estate offset by cash flows provided by selling three commercial mortgage backed securities. Cash flows used in investing activities for the six months ended June 30, 2020 relates to our acquisition of one property investment and eight commercial mortgage backed securities and building improvements to our real estate.

Cash flows provided by financing activities for the six months ended June 30, 2021 relates to proceeds from issuance of common stock offset by repurchases of common stock and distributions paid. Cash flows provided by financing activities for the six months ended June 30, 2020 relates primarily to borrowings on a mortgage loan for our asset acquisition, proceeds from our affiliate line of credit and contributions from non-controlling interests.

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class T, Class D and Class I common stock. The following table provides a breakdown of the major components of our NAV as of June 30, 2021:

Components of NAV	June 30, 2021
Investments in real properties	$362,329,657
Investments in real estate-related loans and securities	84,781,276
Cash and cash equivalents	35,892,048
Restricted cash	4,022,320
Other assets	4,077,772
Debt obligations	(229,880,072)
Accrued performance fee(1)	(1,261,088)
Accrued stockholder servicing fees(2)	(123,880)
Management fee payable	(384,098)
Distribution payable	(828,618)
Subscriptions received in advance	—
Other liabilities	(14,399,277)
Non-controlling interests in joint ventures	(13,329,206)
Net asset value(3)	$230,896,834
Number of shares outstanding	21,237,215

(1)	Includes accrued performance fee that became payable to the Adviser on December 31, 2019 and December 31, 2020.
(2)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers.

(3)
See Reconciliation of Stockholders’ equity to NAV below for an explanation of the difference between the $231 million of our NAV and the $187 million of our stockholders' equity under accounting principles generally accepted in the United States of America (“GAAP”).

NAV Per Share	Class S Shares	Class I Shares	Class C Shares	Class T Shares	Class D Shares	Total
Net asset value	$183,188,532	$37,747,472	$9,960,830	$—	$—	$230,896,834
Number of shares outstanding	16,874,769	3,448,045	914,401	—	—	21,237,215
NAV Per Share as of June 30, 2021	$10.8558	$10.9475	$10.8933	$—	$—

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2021 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.59%	5.15%
Office	7.55%	6.63%

These assumptions are determined by the Adviser, and reviewed by our independent valuation adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Office Investment Values
Discount Rate	0.25% decrease	2.03%	1.92%
(weighted average)	0.25% increase	(1.94)%	(1.76)%
Exit Capitalization Rate	0.25% decrease	3.37%	2.53%
(weighted average)	0.25% increase	(3.07)%	(2.30)%
The following table reconciles stockholders' equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders' equity to NAV	June 30, 2021
Stockholders' equity under GAAP	$187,197,743
Adjustments:
Accrued stockholder servicing fee	123,880
Deferred rent	(2,069,543)
Organizational and offering costs	7,505,756
Commissions	822,045
Unrealized real estate appreciation and depreciation	5,556,514
Non-controlling interest	6,109,637
Accumulated amortization of discount	(912,174)
Accumulated depreciation and amortization	26,562,976
NAV	$230,896,834
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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders:

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Net loss attributable to stockholders	$(2,507,088)	$(2,206,101)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	8,112,729	7,165,817
Amount attributed to non-controlling interests for above adjustments	(611,156)	(511,859)
FFO attributable to stockholders	4,994,485	4,447,857
Adjustments to arrive at AFFO:
Straight-line rental income	(114,882)	(700,830)
Amortization of above and below market lease intangibles and lease inducements	114,351	146,652
Amortization of mortgage premium/discount	(42,363)	(394,633)
Amortization of restricted stock awards	35,308	36,010
Unrealized loss	(319,983)	263,067
Non-cash performance participation allocation	1,261,088	998,328
Amount attributable to non-controlling interests for above adjustments	3,485	22,075
AFFO attributable to stockholders	5,931,489	4,818,526
Adjustments to arrive at FAD:
Realized gain on real estate-related loans and securities	(980,665)	—
Management fees paid in shares	1,123,438	130,990
Stockholder servicing fees	(656,666)	(380,555)
FAD attributable to stockholders	$5,417,596	$4,568,961
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

Distributions

Beginning December 31, 2019, we declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. The Class S and Class I shares received the same aggregate gross distribution per share, which was $0.7114 per share since inception through June 30, 2021. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes as of June 30, 2021:

Declaration Date	Class S Shares	Class I Shares	Class C Shares	Class T Shares	Class D Shares
December 31, 2019	$0.0189	$0.0250	$—	$—	$—
January 30, 2020	0.0222	0.0294	—	—	—
February 27, 2020	0.0272	0.0341	—	—	—
March 30, 2020	0.0267	0.0341	—	—	—
April 30, 2020	0.0272	0.0344	—	—	—
May 29, 2020	0.0288	0.0361	—	—	—
June 30, 2020	0.0293	0.0365	—	—	—
July 30, 2020	0.0291	0.0365	—	—	—
August 28, 2020	0.0293	0.0367	—	—	—
September 29, 2020	0.0295	0.0367	—	—	—
October 29, 2020	0.0294	0.0369	—	—	—
November 25, 2020	0.0320	0.0392	—	—	—
December 30, 2020	0.0342	0.0417	—	—	—
January 28, 2021	0.0344	0.0420	—	—	—
February 25, 2021	0.0352	0.0420	—	—	—
March 30, 2021	0.0346	0.0422	0.0422	—	—
April 29, 2021	0.0348	0.0422	0.0422	—	—
May 27, 2021	0.0350	0.0427	0.0427	—	—
June 29, 2021	0.0355	0.0430	0.0430	—	—
Total	$0.5733	$0.7114	$0.1701	$—	$—

The following table summarizes our distributions declared during the six months ended June 30, 2021 and 2020:

	For the six months ended June 30, 2021		For the six months ended June 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$2,705,871	56%	$2,448,513	75%
Reinvested in shares	2,165,833	44%	834,170	25%
Total distributions	$4,871,704	100%	$3,282,683	100%

Sources of Distributions
Cash flows from operating activities from current period(1)	$2,600,656	54%	$3,282,683	100%
Cash flows from investment gains	980,665	20%	—	—
Undistributed cash flows from operating activities from prior periods	1,290,383	26%	—	—
Total sources of distributions	$4,871,704	100%	$3,282,683	100%
Cash flows from operating activities	$2,600,656		$7,451,304
Funds from Operations	$4,994,485		$4,447,857
Adjusted Funds from Operations	$5,931,489		$4,818,526
Funds Available for Distribution	$5,417,596		$4,568,961

(1)
Cash flows from operating activities for the three and six months ended June 30, 2021 were impacted by the cash payment of $2.4 million to the Adviser for the performance fees for fiscal years 2019 and 2020.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Indebtedness
We expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of June 30, 2021, the outstanding principal balance of our variable rate indebtedness was $177.6 million and consisted of four mortgage loans.
Our mortgage loans are variable rate and indexed to the one-month and daily U.S. Dollar denominated LIBOR and SOFR. For the six months ended June 30, 2021, a 10% increase in one-month and daily U.S. Dollar denominated LIBOR and SOFR would have resulted in increased interest expense of less than $0.01 million due to near zero interest rates.
Investment in real estate-related loans and securities

As of June 30, 2021, we held $84.0 million of investments in five real estate-related loans and seven commercial mortgage backed securities. Our investments are floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the six months ended June 30, 2021, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from our real estate-related loans and securities of less than $0.01 million due to near zero interest rates.
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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021, we were not involved in any legal proceedings.

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

The following material changes to the risk factors should be considered carefully along with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020:

We are subject to certain risks with respect to the Adviser Transition Agreement and the Adviser Transition.

On July 15, 2021, we entered into the Adviser Transition Agreement, pursuant to which (i) we will accept the resignation of the Adviser as our external adviser under the Existing Advisory Agreement, and (ii) we will enter into the New Advisory Agreement with the Brookfield REIT Adviser LLC (the “Brookfield Adviser”), in each case, to become effective as of the Transaction Effective Date. In addition, our board of directors has authorized a series of related transactions and actions, which we refer to collectively as the “Adviser Transition,” and which we expect to consummate on or before the Transaction Effective Date, subject to certain conditions, including, but not limited to, engaging Brookfield Oaktree Wealth Solutions, LLC (“BOWS”), an affiliate of Brookfield Asset Management Inc. (together with its affiliates, “Brookfield”), and the Brookfield Adviser, as our dealer manager, reconstituting our board of directors, changing our executive officers and significantly changing our investment portfolio. The consummation of the Adviser Transition is subject to certain conditions, including regulatory approvals, and there can be no assurance that the Adviser Transition will be consummated on the terms set forth in the Adviser Transition Agreement and the agreements related to the Adviser Transition, or at all. We expect to incur significant costs in connection with the Adviser Transition, even if it is not ultimately consummated. If the Adviser Transition is consummated, our investment strategy and our business strategy will change without stockholder approval. In addition, because the Adviser Transition Agreement and the agreements related to the Adviser Transition are with Brookfield, an affiliate of Oaktree, certain terms of such agreements may not have been negotiated at arm’s length. We have also agreed during the Interim Period to operate our business subject to certain restrictions and in consultation with, or subject to the prior written consent of, Brookfield with respect to certain material decisions, and thus we may take or refrain from certain actions that we may otherwise have refrained from or undertaken, respectively, including with respect to decisions related to investments and dispositions.

We may be subject to certain risks in connection with Brookfield’s expected contribution of the Brookfield Portfolio to the Operating Partnership.

Brookfield expects to contribute to the Operating Partnership its interests in certain real estate property investments, which we collectively refer to as the “Brookfield Portfolio, ” in exchange for (i) shares of our common stock or Operating Partnership units and (ii) the assumption of certain debt related to the Brookfield Portfolio, equal to the appraised value of the contributions as of a current date prior to the closing of the contributions. Brookfield’s contribution of the Brookfield Portfolio is subject to certain conditions, and there can be no assurance that such contribution will take place as contemplated herein or at all, and if such contribution is consummated, there can be no assurance that the Brookfield Portfolio will have a positive impact on our investment performance.

We may be subject to certain risks in connection with the Option Investments Purchase Agreement with Oaktree.

In connection with the Adviser Transition, we have agreed to enter into the Option Investments Purchase Agreement, pursuant to which Oaktree will have the right to purchase the Operating Partnership’s entire interest in all of the Equity Option Investments or the Debt Option Investments, or both, for a period of 12 months following the earlier of (i) 18 months after the date upon which the Adviser Transition is completed and (ii) the date on which we notify Oaktree that we have issued in the aggregate $1 billion of our common stock to non-affiliates after the date the Adviser Transition is completed (such 12-month period, the “Option Period”) at price equal to the fair value of the applicable Option Investments, as determined in connection with our most recently determined NAV immediately prior to the closing of such purchase. Because this Option Investments Purchase Agreement is with Oaktree, an affiliate of Brookfield, the terms of the agreement were not negotiated at arm’s length.

In addition, because of the Option Investments Purchase Agreement, we would be precluded from selling the Equity Option Investments or the Debt Option Investments to a third party, prior to the expiration of the Option Period, without the consent of Oaktree, even if the Adviser determines that it would be in our best interest to dispose of one or more of the Option Investments in order to rebalance our portfolio or for liquidity needs to fund share repurchases. In addition, the purchase price payable by Oaktree for the Option Investments pursuant to the Option Investments Purchase Agreement is fixed at the current appraised value as of the date of sale, which would preclude us from realizing any premium to appraised value that a third party may be willing to pay during the Option Period.

Our UPREIT structure may result in potential conflicts of interest with the Operating Partnership or limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

We expect to convert from our current organizational structure into an “UPREIT” in connection with the Adviser Transition. Conflicts of interest could arise as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their direction of the management of our company. At the same time, we will be the sole member of the general partner of the Operating Partnership and will have authority to make all decisions on behalf of such general partner. The general partner will have duties to the Operating Partnership and to the limited partners under Delaware law in connection with the management of the Operating Partnership. Under Delaware law, the general partner of a Delaware limited partnership has fiduciary duties of care and loyalty, and an obligation of good faith, to the partnership and its partners.

While these duties and obligations cannot be eliminated entirely in the limited partnership agreement, Delaware law permits the parties to a limited partnership agreement to specify certain types or categories of activities that do not violate the general partner’s duty of loyalty and to modify the duty of care and obligation of good faith, so long as such modifications are not unreasonable. These duties as general partner of the Operating Partnership to the partnership and its partners may come into conflict with the interests of our company. Under the Operating Partnership Agreement, upon the admission of a person other than one of our subsidiaries as a limited partner in the Operating Partnership, the limited partners of the Operating Partnership will expressly agree that the general partner of the Operating Partnership is acting for the benefit of the Operating Partnership, our company and our stockholders, collectively. The general partner of the Operating Partnership will be under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause the Operating Partnership to take or decline to take any actions. If there is a conflict between our interests and the interests of our stockholders, on the one hand, and the interests of the limited partners of the Operating Partnership other than us or our subsidiaries, on the other, that cannot be resolved in a manner not adverse to either, the partnership agreement will provide that such conflict will be resolved in favor of our stockholders and the general partner of the Operating Partnership, will not be liable for losses sustained by the limited partners in connection with such decisions provided it acted in good faith.

Additionally, the Operating Partnership Agreement will expressly limit the general partner’s liability by providing that the general partner will not be liable to the Operating Partnership or its limited partners for errors in judgment or other acts or omissions not amounting to willful misconduct or gross negligence since provision has been made in the partnership agreement for exculpation of the general partner. In addition, the Operating Partnership will be required to indemnify the general partner for liabilities the general partner incurs in dealings with third parties on behalf of the Operating Partnership. To the extent that the indemnification provisions purport to include indemnification of liabilities arising under the Securities Act, in the opinion of the SEC, such indemnification is contrary to public policy and therefore unenforceable.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict the general partner’s fiduciary duties.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the six months ended June 30, 2021, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 10 to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash or shares of common stock at the Adviser's election. During the six months ended June 30, 2021, the Adviser elected to receive its management fee in Class I shares and we issued 103,205 unregistered Class I shares to the Adviser in satisfaction of the management fee for January through June. On June 30, 2021, we repurchased from the Adviser all outstanding management fee shares. During the six months ended June 30, 2021, we issued 573,058 Class I shares and 914,401 Class C shares to feeder fund vehicles in private offerings.

Use of Proceeds from Registered Securities
On April 30, 2018, our Registration Statement on Form S-11 (File No. 333-223022), covering our public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of June 30, 2021, we had received net proceeds of $202.0 million from the Offering and our private offerings (net of repurchases). The following table summarizes certain information about the Offering proceeds therefrom:

	Class S Shares	Class I Shares	Class C Shares	Class T Shares	Class D Shares	Total
Offering proceeds:
Shares sold	16,874,769	3,448,045	914,401	—	—	21,237,215
Gross offering proceeds	$176,223,109	$114,099,549	$9,759,077	$—	$—	$300,081,735
Repurchases	(3,704,966)	(78,488,506)	—	—	—	(82,193,472)
Stockholder servicing fee	(1,595,270)	—	—	—	—	(1,595,270)
Selling commissions and dealer manager fees	(822,045)	—	—	—	—	(822,045)
Offering costs	(3,827,384)	(2,478,125)	(211,957)	—	—	(6,517,466)
Net offering proceeds	$166,273,444	$33,132,918	$9,547,120	$—	$—	$208,953,482

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

Share Repurchases
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”) subject to certain limited exceptions. Settlements of share repurchases will be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan. In connection with the Adviser Transition, the Company has agreed to waive the Early Repurchase Deduction with respect to the share repurchase plan from the date of the Adviser Transition Agreement through the Transaction Effective Date.
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
Under the repurchase arrangement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the six months ended June 30, 2021, the Company repurchased 5,130,450 shares from the Oaktree Investor at a price of $10.00 per share. As of June 30, 2021, the Oaktree Investor held 1,055,947 of the Company's outstanding Class I shares.
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

During the six months ended June 30, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
January 1- January 31, 2020	—	—%	$—	—	—
February 1- February 29, 2020	—	—%	$—	—	—
March 1- March 31, 2020	40,271	0.22%	$10.2187	40,271	—
April 1- April 30, 2020	371,770	2.07%	$10.0000	—	—
May 1- May 31, 2020	364,842	1.95%	$10.0000	—	—
June 1- June 30, 2020	192,106	1.02%	$10.0367	25,373	—
July 1- July 31, 2020	151,250	0.79%	$10.0000	—	—
August 1- August 31, 2020	274,125	1.43%	$10.0000	—	—
September 1- September 30, 2020	364,500	1.88%	$10.0000	—	—
October 1- October 31, 2020	221,000	1.10%	$10.0000	—	—
November 1- November 30, 2020	343,650	1.68%	$10.0000	—	—
December 1- December 31, 2020	263,750	1.27%	$10.0000	—	—
January 1- January 31, 2021	322,116	1.55%	$10.1527	98,516	—
February 1 - February 28, 2021	300,538	1.41%	$10.0385	23,038	—
March 1 - March 31, 2021	952,352	4.41%	$10.0405	73,002	—
April 1 - April 30, 2021	1,766,728	7.90%	$10.0301	86,728	—
May 1 - May 31, 2021	1,281,298	5.76%	$10.0033	6,298	—
June 1 - June 30, 2021	976,226	4.39%	$10.1593	—	—
Total	8,186,522			353,226

(1)	5,130,450 shares were repurchased from the Oaktree Investor during the six months ended June 30, 2021.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
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

OAKTREE REAL ESTATE INCOME TRUST, INC.

August 16, 2021	/s/ John Brady
Date	John Brady
Chief Executive Officer
(Principal Executive Officer)

August 16, 2021	/s/ Brian Grefsrud
Date	Brian Grefsrud
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)