Form 10-Q
period 2021-09-30
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2021-11-16
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 333-255557

Brookfield Real Estate Income Trust Inc.
(Exact name of registrant as specified in its charter)

Maryland	82-2365593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 Vesey Street, 15th Floor
New York, NY 10281
(Address of principal executive offices) (Zip Code)
(212) 417-7000
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of November 15, 2021 was 24,454,799, consisting of 2,900,883 Class I shares, 20,106,948 Class S shares and 1,446,968 Class C shares.

WEBSITE DISCLOSURE
Investors and others should note that we use our website, www.BrookfieldREIT.com, to announce material information to investors and the marketplace. While not all of the information that we post on our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that we share on our website. Information contained on, or available through, our website is not incorporated by reference into this document.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments in real estate, net of accumulated depreciation and investments held for sale	$306,070,724	$315,308,436
Investments in real estate-related loans and securities, net of accumulated depreciation and investments held for sale	69,039,705	74,464,566
Intangible assets, net	9,016,603	10,901,176
Cash and cash equivalents	17,820,784	32,740,150
Restricted cash	5,062,418	3,279,075
Accounts and other receivables, net	3,808,677	3,074,459
Other assets	1,640,051	1,105,747
Assets held for sale	103,266,708	—
Total Assets	$515,725,670	$440,873,609
Liabilities and Equity
Mortgage loans, net held for sale	$227,907,235	$229,186,956
Due to affiliates	12,268,963	12,123,459
Intangible liabilities, net	51,230	69,864
Accounts payable, accrued expenses and other liabilities	20,860,717	6,309,381
Liabilities held for sale	53,723,016	—
Commitments and contingencies (Note 13)	—	—
Total Liabilities	314,811,161	247,689,660
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at September 30,2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 23,720,559 and 20,510,001 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	237,205	205,099
Additional paid-in capital	222,510,877	200,440,567
Accumulated deficit	(28,897,506)	(15,179,566)
Total Stockholders’ Equity	193,850,576	185,466,100
Non-controlling interests attributable to third party joint ventures	7,063,933	7,717,849
Total Equity	200,914,509	193,183,949
Total Liabilities and Stockholders' Equity	$515,725,670	$440,873,609
See accompanying notes to consolidated financial statements.

The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary.

	September 30, 2021	December 31, 2020
Assets
Investments in real estate, net	$232,186,249	$315,308,436
Intangible assets, net	7,880,301	10,901,176
Cash and cash equivalents	1,845,923	3,060,611
Restricted cash	5,062,418	3,279,075
Accounts and other receivables, net	2,894,935	2,778,108
Other assets	879,556	1,010,972
Assets held for sale	78,266,708	—
Total Assets	$329,016,090	$336,338,378

Liabilities
Mortgage loans, net held for sale	$176,707,796	$229,186,956
Intangible liabilities, net	51,230	69,864
Accounts payable, accrued expenses and other liabilities	4,370,719	4,761,810
Liabilities held for sale	53,723,016	—
Total Liabilities	$234,852,761	$234,018,630

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues
Rental revenues	$7,990,019	$6,012,763	$22,657,008	$17,372,157
Other revenues	479,552	290,457	1,344,495	875,895
Total revenues	8,469,571	6,303,220	24,001,503	18,248,052
Expenses
Rental property operating	3,508,587	2,712,727	10,252,430	7,199,486
General and administrative	1,119,953	849,447	3,187,513	2,239,424
Management fee	643,490	504,197	1,766,928	635,187
Performance fee	3,686,804	494,497	4,947,892	1,492,826
Depreciation and amortization	3,350,031	3,009,796	11,462,760	10,175,613
Total expenses	12,308,865	7,570,664	31,617,523	21,742,536
Other income (expense)
Income from real estate-related loans and securities	1,326,228	1,116,904	3,880,813	3,808,584
Interest expense	(1,476,601)	(1,127,441)	(4,251,466)	(3,749,763)
Realized gain (loss) on investments	296,975	(154,435)	1,277,640	(154,435)
Unrealized (loss) gain on investments	(93,557)	1,697,134	226,426	1,434,067
Total other income	53,045	1,532,162	1,133,413	1,338,453
Net (loss) income	(3,786,249)	264,718	(6,482,607)	(2,156,031)
Net loss attributable to non-controlling interests	2,140	36,348	191,410	250,996
Net (loss) income attributable to stockholders	$(3,784,109)	$301,066	$(6,291,197)	$(1,905,035)
Per common share data:
Net (loss) income per share of common stock
Basic	$(0.17)	$0.02	$(0.29)	$(0.10)
Diluted	$(0.17)	$0.02	$(0.29)	$(0.10)
Weighted average number of shares outstanding
Basic	22,667,470	19,513,576	22,027,204	18,382,678
Diluted	22,667,470	19,516,127	22,027,204	18,382,678
See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	For the Three Months Ended September 30, 2021
	Par Value
	Shares	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2021	21,237,215	$34,481	$168,747	$9,144	$—	$—	$209,543,729	$(22,558,358)	$187,197,743	7,219,569	$194,417,312
Share-based compensation	—	—	—	—	—	—	17,644	—	17,644	—	17,644
Distribution reinvestments	120,367	42	1,162	—	—	—	1,378,981	—	1,380,185	—	1,380,185
Class I common stock issued	411,647	4,116	—	—	—	—	4,423,897	—	4,428,013	—	4,428,013
Class S common stock issued	2,629,321	—	26,293	—	—	—	28,640,927	—	28,667,220	—	28,667,220
Class C common stock issued	458,952	—	—	4,590	—	—	4,972,609	—	4,977,199	—	4,977,199
Contributions	—	—	—	—	—	—	—	—	—	22,104	22,104
Distributions	—	—	—	—	—	—	—	(2,555,039)	(2,555,039)	(175,600)	(2,730,639)
Repurchases	(1,136,943)	(10,718)	(652)	—	—	—	(11,436,328)	—	(11,447,698)	—	(11,447,698)
Offering Costs	—	—	—	—	—	—	(15,030,582)	—	(15,030,582)	—	(15,030,582)
Net loss	—	—	—	—	—	—	—	(3,784,109)	(3,784,109)	(2,140)	(3,786,249)
Balance at September 30, 2021	23,720,559	$27,921	$195,550	$13,734	$—	$—	$222,510,877	$(28,897,506)	$193,850,576	$7,063,933	$200,914,509

	For the Three Months Ended September 30, 2020
	Par Value
	Shares	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2020	18,916,995	$83,040	$106,129	$—	$—	$—	$184,693,174	$(10,918,894)	$173,963,449	$5,862,169	$179,825,618
Share-based compensation	—	—	—	—	—	—	18,219	—	18,219	—	18,219
Distribution reinvestments	62,887	24	606	—	—	—	646,839	—	647,469	—	647,469
Class I common stock issued	73,201	732	—	—	—	—	757,221	—	757,953	—	757,953
Class S common stock issued	1,164,955	—	11,650	—	—	—	12,039,320	—	12,050,970	—	12,050,970
Contributions	—	—	—	—	—	—	—	—	—	39,167	39,167
Distributions	—	—	—	—	—	—	—	(1,896,628)	(1,896,628)	(107,150)	(2,003,778)
Repurchases	(789,875)	(7,899)	—	—	—	—	(7,890,851)	—	(7,898,750)	—	(7,898,750)
Offering Costs	—	—	—	—	—	—	(376,982)	—	(376,982)	—	(376,982)
Net income (loss)	—	—	—	—	—	—	—	301,066	301,066	(36,348)	264,718
Balance at September 30, 2020	19,428,163	$75,897	$118,385	$—	$—	$—	$189,886,940	$(12,514,456)	$177,566,766	$5,757,838	$183,324,604

	For the Nine Months Ended September 30, 2021
	Par Value
	Shares	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2020	20,510,001	$74,773	$130,326	$—	$—	$—	$200,440,567	$(15,179,566)	$185,466,100	7,717,849	$193,183,949
Share-based compensation	6,840	68	—	—	—	—	52,884	—	52,952	—	52,952
Distribution reinvestments	312,743	143	2,985	—	—	—	3,407,929	—	3,411,057	—	3,411,057
Class I common stock issued	1,677,059	16,771	—	—	—	—	17,993,702	—	18,010,473	—	18,010,473
Class S common stock issued	6,576,764	—	65,767	—	—	—	70,498,498	—	70,564,265	—	70,564,265
Class C common stock issued	1,373,353	—	—	13,734	—	—	14,722,542	—	14,736,276	—	14,736,276
Contributions	—	—	—	—	—	—	—	—	—	80,169	80,169
Distributions	—	—	—	—	—	—	—	(7,426,743)	(7,426,743)	(542,675)	(7,969,418)
Repurchases	(6,736,201)	(63,834)	(3,528)	—	—	—	(67,642,581)	—	(67,709,943)	—	(67,709,943)
Offering Costs	—	—	—	—	—	—	(16,962,664)	—	(16,962,664)	—	(16,962,664)
Net loss	—	—	—	—	—	—	—	(6,291,197)	(6,291,197)	(191,410)	(6,482,607)
Balance at September 30, 2021	23,720,559	$27,921	$195,550	$13,734	$—	$—	$222,510,877	$(28,897,506)	$193,850,576	$7,063,933	$200,914,509

	For the Nine Months Ended September 30, 2020
	Par Value
	Shares	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	14,997,217	$91,456	$58,516	$—	$—	$—	$145,350,064	$(5,430,110)	$140,069,926	$5,348,012	$145,417,938
Share-based compensation	5,749	—	—	—	—	—	54,229	—	54,229	—	54,229
Distribution reinvestments	144,773	65	1,384	—	—	—	1,480,133	—	1,481,582	—	1,481,582
Class I common stock issued	125,051	1,308	—	—	—	—	1,281,704	—	1,283,012	—	1,283,012
Class S common stock issued	5,914,237	—	59,141	—	—	—	60,507,253	—	60,566,394	—	60,566,394
Contributions	—	—	—	—	—	—	—	—	—	959,249	959,249
Distributions	—	—	—	—	—	—	—	(5,179,311)	(5,179,311)	(298,427)	(5,477,738)
Repurchases	(1,758,864)	(16,932)	(656)	—	—	—	(17,553,300)	—	(17,570,888)	—	(17,570,888)
Offering Costs	—	—	—	—	—	—	(1,233,143)	—	(1,233,143)	—	(1,233,143)
Net loss	—	—	—	—	—	—	—	(1,905,035)	(1,905,035)	(250,996)	(2,156,031)
Balance at September 30, 2020	19,428,163	$75,897	$118,385	$—	$—	$—	$189,886,940	$(12,514,456)	$177,566,766	$5,757,838	$183,324,604

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(6,482,607)	$(2,156,031)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,462,760	10,175,613
Management fees	1,766,928	635,187
Amortization of above and below market leases and lease inducements	165,560	(78,487)
Amortization of restricted stock grants	52,952	54,229
Amortization of deferred financing costs	214,546	155,269
Amortization of origination fees and discount	(129,660)	(431,640)
Capitalized interest from the real-estate loans	(641,373)	—
Realized (gain) loss on investments in real estate-related loans and securities	(1,277,640)	154,435
Unrealized loss on investments in real estate-related loans and securities	(226,426)	(1,434,067)
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(132,274)	—
Increase in other assets	(626,067)	(730,535)
Increase in accounts and other receivables	(482,809)	(691,017)
Increase in accounts payable, accrued expenses and other liabilities	1,533,792	1,474,742
Increase (decrease) in due to affiliates	1,357,476	(35,174)
Net cash provided by operating activities	6,555,158	8,585,350

Cash flows from investing activities
Acquisitions of real estate	(75,152,886)	(41,024,719)
Purchase and funding of real estate-related loans and securities	(30,231,024)	(33,297,470)
Proceeds from sale of real estate-related loans and securities	6,321,963	4,845,565
Principal repayments from real estate-related loans	5,722,892	—
Building improvements	(2,408,970)	(2,450,362)
Net cash used in investing activities	(95,748,025)	(71,926,986)

Cash flows from financing activities:
Proceeds from mortgage loans	51,628,338	27,900,000
Payment of deferred financing costs	(319,619)	(356,450)
Proceeds from issuance of common stock	101,658,802	61,551,480
Repurchases of common stock	(70,139,372)	(13,925,889)
Payment of offering costs	(1,579,475)	(1,149,269)
Distributions to non-controlling interests	(542,675)	(298,424)
Contributions from non-controlling interests	80,169	959,246
Distributions	(3,881,204)	(3,056,518)
Net cash provided by financing activities	76,904,964	71,624,176

Net change in cash and cash-equivalents and restricted cash	(12,287,903)	8,282,540
Cash and cash-equivalents and restricted cash, beginning of period	36,019,225	31,050,204
Cash and cash equivalents and restricted cash included in assets held for sale, end of period	848,120	—
Cash and cash-equivalents and restricted cash, end of period	$22,883,202	$39,332,744

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash and cash equivalents	$17,820,784	$35,281,822
Restricted cash	5,062,418	4,050,922
Total cash and cash equivalents and restricted cash	$22,883,202	$39,332,744

Supplemental disclosures:
Interest paid	$3,958,100	$3,577,860
Non-cash investing and financing activities:
Accrued distributions	$903,005	$641,154
Accrued stockholder servicing fee	$14,376,827	$83,960
Accrued offering costs	$1,102,742	$—
Distributions reinvested	$3,411,057	$1,481,582
Accrued management fees in due to affiliates	$384,219	$337,238
Management fees paid in shares	$1,652,212	$297,949
Accrued building improvements	$13,963	$115,712
Real estate related loan repayment in accounts receivable	$394,810	$—
Accrued repurchases in due to affiliates	$208,070	$3,645,000

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Organization and Business Purpose

Brookfield Real Estate Income Trust Inc. (formerly Oaktree Real Estate Income Trust, Inc.) (the “Company”) was formed on July 27, 2017 as a Maryland corporation and intends to maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company seeks to invest primarily in well-located, high quality commercial real estate assets that generate strong current cash flow and could further appreciate in value through moderate leasing and repositioning strategies. Moreover, to a lesser extent, the Company invests in real estate-related investments, including private loans and traded real estate-related securities that will help maintain liquidity. The Company is structured as an “UPREIT,” which means that it owns substantially all of its assets through its operating partnership, Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”). The Company is externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Inc. (together with its affiliates, “Brookfield”). Prior to the Adviser Transition (as defined below) that occurred on November 2, 2021, the Company was externally managed by Oaktree Fund Advisors, LLC (the “Oaktree Adviser”), an affiliate of Oaktree Capital Management, L.P (“Oaktree”).
On July 15, 2021, the Company entered into an adviser transition agreement (the “Adviser Transition Agreement”) with the Adviser and the Oaktree Adviser. On November 2, 2021, pursuant to the terms of the Adviser Transition Agreement, the Company (i) accepted the resignation of the Oaktree Adviser as its external adviser under the previous advisory agreement between the Company and the Oaktree Adviser, and (ii) entered into a new advisory agreement (the “Advisory Agreement”) with the Adviser (together, with the related transactions authorized by the Company’s board of directors or otherwise contemplated in connection with the Company’s entry into the Adviser Transition Agreement, referred to collectively as the “Adviser Transition”).
In addition, on November 2, 2021, the Company, the Adviser and the Operating Partnership entered into sub-advisory agreements with the Oaktree Adviser in connection with the Adviser Transition, pursuant to which the Oaktree Adviser (i) manages certain of the Company’s real estate properties and real estate-related debt investments that were acquired by the Company prior to the Adviser Transition and (ii) selects and manages the Company’s liquid assets. See Note 15, Subsequent Events, for a more detailed discussion of the Adviser Transition.
On April 30, 2018, the Securities and Exchange Commission (the “SEC”), declared effective the Company’s registration statement on Form S-11 (File No. 333-223022) for its initial public offering of up to $1,600,000,000 in shares in its primary offering and up to $400,000,000 in shares pursuant to its distribution reinvestment plan (the “Initial Public Offering”). As of December 6, 2019, the Company had satisfied the minimum offering requirement for the Initial Public Offering and the Company’s board of directors authorized the release of proceeds from escrow. As of such date, the escrow agent released gross proceeds of approximately $150.0 million (including approximately $86.9 million that was funded by Oaktree Fund GP I, L.P. (the “Oaktree Investor”)) to the Company in connection with the sale of shares of the Company’s common stock.
On November 2, 2021, the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-255557) for its follow-on public offering of up to $6,000,000,000 in shares in its primary offering and up to $1,500,000,000 in shares pursuant to its distribution reinvestment plan (the “Follow-On Public Offering”). The Initial Public Offering terminated upon the commencement of the Follow-On Public Offering.
Pursuant to the Follow-On Public Offering, the Company is offering to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Follow-On Public Offering will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.
As of September 30, 2021, the Company owned six investments in real estate, five investments in real estate-related loans and eight investments in floating-rate commercial mortgage backed securities ("CMBS").

2. Capitalization
As of September 30, 2021, the Company was authorized to issue up to $2,000,000,000 of common stock. On April 11, 2018, the Company amended and restated its charter to authorize the following classes of stock:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	125,000,000	$0.01
Class C common stock	125,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000

On November 2, 2021, the Company filed articles supplementary to its charter to add a newly-designated Class E common stock, $0.01 par value per share, pursuant to which the charter was amended to authorize the following classes of stock:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	225,000,000	$0.01
Class S common stock	225,000,000	$0.01
Class D common stock	100,000,000	$0.01
Class C common stock	100,000,000	$0.01
Class E common stock	100,000,000	$0.01
Class I common stock	250,000,000	$0.01
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
If an entity is determined to be a VIE, the Company evaluates whether it is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. The Company consolidates a VIE if it has both power and benefits—that is, (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Company consolidates all VIEs for which it is the primary beneficiary, including the Company’s joint ventures with TruAmerica Multifamily, LLC (“TruAmerica”), Hines

Interests Limited Partnership (“Hines”), Holland Partner Group (“Holland”) and Waterford Property Company (“Waterford”) to hold the Anzio Apartments/Arbors, Two Liberty, Ezlyn and Lakes properties, respectively (see Note 4). As of September 30, 2021, the total assets and liabilities of the Company’s consolidated VIEs, were $329.0 million and $234.9 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets. For each of our Company’s consolidated VIEs, certain assets are pledged as collateral for specific obligations of the VIE. There are no creditors or other partners of the Company’s consolidated VIEs that have recourse to its general credit. The Company’s maximum exposure to the Company’s consolidated VIEs is limited to the Company’s variable interests in each VIE.
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
Investments in Real Estate
The Company evaluates each real estate acquisition to determine whether the integrated set of acquired assets and activities meets the definition of a business. Generally, acquisitions of real estate or in-substance real estate are not expected to meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. When evaluating acquired service or management contracts, the Company considers the nature of the services performed, the terms of the contract relative to similar arm’s length contracts, and the availability of comparable service providers in evaluating whether the acquired contract constitutes a substantive process. The acquisitions of Anzio Apartments, Two Liberty, Ezlyn, Lakes, Arbors and Federal Hill properties were accounted for as asset acquisitions because substantially all of the fair value was concentrated in the land, buildings and related intangible assets.
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

The Company reviews its real estate portfolio on a periodic basis to ascertain if there are any indicators of impairment in the carrying values of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, the Company performs a recoverability analysis that compares future undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount which is less than the asset's carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. As of September 30, 2021, the Company had not identified any indicators of impairment with respect to its real estate portfolio.
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a sale has been approved, a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies assets and liabilities held for sale at the lower of depreciated cost or fair value less closing costs. Assets and liabilities held for sale are presented separately on the Company’s Consolidated Balance Sheets. Refer to Note 10 for additional details.
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
Unrealized gain/loss on floating rate debt security investments are determined using price quotations provided by independent third party valuation firms and are included in other income (expense) on the Consolidated Statements of Operations.

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms, including consideration of the underlying collateral value. As of September 30, 2021, each of the Company’s real-estate related loans was performing in accordance with its contractual terms and management has not established an allowance for loan losses.
Although the Company generally holds its investments in real estate-related loans as long-term investments, the Company may occasionally classify some of its investments as held for sale. Investments in real estate-related loans held for sale will be reported at the lower of cost or fair value as of the date management decides that a sale will occur. The amount of any adjustment will be charged to income.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2021. However, uncertainty over the ultimate impact COVID-19 will have on the global economy and the Company’s business makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from those estimates.
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
The Company has provided rent deferrals as concessions to tenants impacted by the pandemic. The Company has concluded that each concession does not represent a substantial increase in the rights of the lessor or the obligations of the lessee. Accordingly, the Company has elected to not account for each concession as a change in the provisions of the lease and rather, has assumed each concession was always contemplated by the contract. During the nine months ended September 30, 2021, the Company provided a rent deferral to one tenant for an immaterial amount.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.
Restricted Cash
As of September 30, 2021, restricted cash of $5.1 million consisted of $1.7 million for construction reserves, $0.3 million of security deposits, $0.7 million of escrow reserves, $0.8 million of escrow loan deposits and $1.6 million for real estate taxes. As of December 31, 2020, restricted cash of $3.3 million consisted of $2.4 million for construction reserves, $0.4 million of security deposits and $0.5 million for real estate taxes.
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
Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. When the Company enters into a derivative contract, it may or may not elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied. Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but do not utilize hedge accounting. These financial instruments may include interest-rate swaps and other derivative contracts. As of September 30, 2021, the Company had one interest-rate cap and one interest-rate swap contract. The derivatives are accounted for as freestanding instruments and changes in fair value are recorded in current-period earnings.
Non-Controlling Interests
Non-controlling interests of $7.1 million as of September 30, 2021 and $7.7 million as of December 31, 2020 represent interests held by TruAmerica, Hines, Holland and Waterford, our joint venture partners in Anzio Apartments/Arbors, Two Liberty, Ezlyn and Lakes, respectively.
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

Valuation of assets measured at fair value
The Company elected the fair value option for its investments in CMBS. As such, any unrealized gains or losses on its investments in CMBS are recorded as a component of unrealized gains or losses on the investments on the Consolidated Statements of Operations. The Company determines the fair value of its CMBS utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price.
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
As of September 30, 2021 and December 31, 2020, the Company’s $32.3 million and $24.7 million, respectively, of investments in CMBS were classified as Level 3.
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
Organization and Offering Expenses
Organization expenses are expensed as incurred and offering expenses are reflected as a reduction of additional paid-in capital from the gross proceeds of the Initial Public Offering. Any amounts due to the Oaktree Adviser (or, following the Adviser Transition, to the Adviser) but not paid are recognized as a liability on the Consolidated Balance Sheets.
As of September 30, 2021 and December 31, 2020, our Adviser and its affiliates had incurred approximately $6.8 million and $5.7 million, respectively, of organization and offering expenses on our behalf. The Company has agreed to reimburse these expenses ratably over a 60 month period beginning on July 6, 2022. See Note 15, Subsequent Events, related to the Adviser Transition.
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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For each of the nine months ended September 30, 2021 and 2020, there were no dilutive participating securities.
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

The Company recognizes compensation expense on a straight-line basis over the requisite service period of each award, with the amount of compensation expense recognized at the end of a reporting period at least equal the portion of fair value of the respective award at grant date or modification date, as applicable, that has vested through that date. Compensation expense, which is adjusted for actual forfeitures upon occurrence, is included as a component of general and administrative expense on the Consolidated Statements of Operations.
Stockholder Servicing Fee
The Company entered into a dealer manager servicing agreement with a registered broker-dealer (“Dealer Manager”) that is not affiliated with the Adviser to serve as the dealer manager for the offering. The Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees up to 3.5% and ongoing stockholder servicing fees of 0.85% per annum of the aggregate NAV for outstanding Class S shares and Class T shares with a limit up to, in the aggregate, 8.75% of the gross proceeds from such shares. Since December 2019, the Company has accrued the upfront selling commission and the ongoing stockholder servicing fee on a monthly basis as incurred and recorded the monthly accrual as a reduction of additional paid-in capital as part of the offering costs.
The Company determined that it should have accrued the future stockholder servicing fees of Class S and T shares sold to the public based on the contractual cap of 8.75% of gross proceeds of Class S and T shares at the time the shares were sold. The Company assessed the cumulative impact of the error on accounts payable, accrued expenses and other liabilities and additional paid-in capital as of and for the periods ended December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this correction on its financial statements for the years ended December 31, 2020 and 2019 and the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021. As a result of its analysis, the Company recorded a $12.3 million reduction to equity and a corresponding increase in accounts payable, accrued expenses and other liabilities as of September 30, 2021. The Company concluded the effect was not material to its financial statements for any prior period nor the current year and, as such, those financial statements are not materially misstated.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offer Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through September 30, 2021, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
In February 2016, the FASB issued a new leasing standard which requires lessees to clarify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes initial direct costs and lease executory costs for all entities. The new guidance will require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease, with any other costs incurred, including allocated indirect costs, expensed as incurred. In addition, the new standard requires that lease and nonlease components of a contract be bifurcated, with nonlease components (including reimbursements for real estate taxes, utilities, insurance and other common area maintenance and other executory costs) subject to the new revenue recognition standard effective upon adoption of the new leasing standard. In July 2018, the FASB issued an amendment to the leasing standard that allows lessors to elect, as a practical expedient, not to allocate the total consideration in a contract to lease and non-lease components based on their relative standalone selling prices. Rather, this practical expedient allows lessors to elect to account for the combined component as an operating lease if (i) the timing and pattern of transfer of the lease component and nonlease component(s) are the same; (ii) the lease component would be classified as an operating lease if accounted for separately; and (iii) the lease component is the predominant component of the arrangement. If we elect this practical expedient subsequent to adoption, tenant recoveries and other components that would otherwise qualify as non-lease components would be accounted for as lease components and recognized in rental revenues. The amendment also provided an optional transition method to make the initial application date of the new lease standard the date of adoption, with a cumulative-effect adjustment recognized to the opening balance of retained earnings. Consequently, for an entity that elects the optional transition method, the entity’s reporting and disclosures for comparative historical periods presented in the financial statements will continue to be in accordance with current GAAP. In December 2018, the FASB made a narrow-scope amendment that would preclude a lessor from having to recognize lessor costs paid by a lessee directly to a third-party when the lessor cannot reasonably estimate such costs. The Company expects to elect the package of practical expedients to not reassess (i) whether existing arrangements are or contain a lease, (ii) the classification of an operating or financing lease in a period prior to adoption, and (iii) any initial direct costs for existing leases. Additionally, the Company expects to elect to not use hindsight and carry forward its lease term assumptions when adopting this standard and not recognize lease liabilities and lease assets for leases with a term of 12 months or less. The Company will adopt the new leasing standard effective January 1, 2022. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
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

4. Investments in Real Estate

As of September 30, 2021 and December 31, 2020, investments in real estate, net, consisted of the following:

	September 30, 2021	December 31, 2020
Building and building improvements	$265,823,762	$272,602,885
Land	40,124,863	40,397,114
Tenant improvements	11,209,902	9,551,645
Furniture, fixtures and equipment	4,758,405	4,822,680
Accumulated depreciation	(15,846,208)	(12,065,888)
Investments in real estate, net	$306,070,724	$315,308,436

On September 8, 2021, the Company acquired Federal Hill, a multifamily asset located in Baltimore, Maryland for $73.6 million (exclusive of closing costs). The Company acquired Federal Hill and paid related closing costs through a combination of $51.5 million of property-level debt from the Federal Home Loan Mortgage Corporation and $23.7 million funded by the Company. The property, located in the Federal Hill neighborhood, is an eight story mid-rise building constructed in 2019 and has 224 units of one and two bedrooms encompassing 192,000 square feet of net rentable area.

Acquisitions

The following table summarizes the purchase price allocation of the property acquired during the nine months ended September 30, 2021:

Federal Hill
Building and building improvements	$62,002,666
Land	10,214,820
In-place lease intangibles	1,420,377
Lease origination costs	11,766
Furniture, fixtures and equipment	1,503,257
Total purchase price(1)	$75,152,886

(1) Purchase price is inclusive of closing costs.

5. Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of September 30, 2021 and December 31, 2020:

Intangible assets:	September 30, 2021	December 31, 2020
In-place lease intangibles	$11,600,447	$11,635,323
Lease origination costs	4,048,278	3,946,636
Lease inducements	1,708,038	1,708,038
Above-market lease intangibles	5,753	5,753
Total intangible assets	17,362,516	17,295,750
Accumulated amortization:
In-place lease intangibles	(7,078,680)	(5,586,764)
Lease origination costs	(791,193)	(521,929)
Lease inducements	(470,287)	(280,128)
Above-market lease intangibles	(5,753)	(5,753)
Total accumulated amortization	(8,345,913)	(6,394,574)
Intangible assets, net	$9,016,603	$10,901,176

Intangible liabilities:
Below-market lease intangibles	$(100,466)	$(94,501)
Accumulated amortization	49,236	24,637
Intangible liabilities, net	$(51,230)	$(69,864)

The weighted average amortization periods of the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles is 29 months.

The following table details the Company's future amortization of intangible assets:

Amortization
For the remainder of 2021	$1,449,625
2022	2,430,223
2023	1,702,542
2024	1,252,524
2025	1,031,504
Thereafter	1,150,185
Total	$9,016,603

6. Investments in Real Estate-Related Loans and Securities

During the nine months ended September 30, 2021, the Company sold $4.6 million of floating-rate CMBS, received principal payments of $0.5 million on floating-rate CMBS and recognized a gain of $1.3 million as a result of the sales. For the nine months ended September 30, 2021, the Company recognized $0.5 million of interest income related to such floating-rate CMBS.
During the nine months ended September 30, 2020, the Company invested $33.3 million into floating-rate CMBS and recognized $0.6 million of interest income related to such floating-rate CMBS.

The following table details the Company's CMBS activity for the nine months ended September 30, 2021:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Trade Date	Face Amount	Beginning Balance 12/31/20	Purchases	Sales / Principal Payments	Unrealized Gain / (Loss)(2)	Ending Balance 9/30/21	Realized Gain / (Loss)(3)
BX 2020 BXLP G	Industrial Paper	L+2.50%	12/15/29	Principal due at maturity	01/23/20	$5,827,000	$5,727,361	$—	$(451,536)	$137,273	$5,413,098	$—
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	02/04/20	4,000,000	3,861,200	—		114,800	3,976,000	—
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	03/19/20	3,700,000	3,320,380	—	—	335,590	3,655,970	—
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	03/20/20	1,998,000	1,960,837	—	(1,400,076)	(560,761)	—	586,685
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	03/30/20	1,550,000	1,505,980	—	—	47,275	1,553,255	—
BX 2020 VIVA D	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	3,287,374	3,285,402	—	(2,745,925)	(539,477)	—	570,470
BX 2020 VIVA E	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	2,319,018	2,193,095	—	(446,786)	25,730	1,772,039	120,485
CGCMT 2020-WSS F	WoodSpring Suites Extended Stay Hotel	L+2.71%	2/16/27	Principal due at maturity	07/08/20	3,160,000	2,859,340	—	—	174,677	3,034,017	—
BAMLL 2021-JACX F	The JACX Office Towers Queens, NY	L+5.00%	9/15/38	Principal due at maturity	09/15/21	5,100,000	—	5,100,000	—	—	5,100,000	—
BX 2021 SDMF J	San Diego Multifamily Portfolio	L+4.03%	9/15/23	Principal due at maturity	09/28/21	7,800,000	—	7,776,316	—	—	7,776,316	—
						$38,741,392	$24,713,595	$12,876,316	$(5,044,323)	$(264,893)	$32,280,695	$1,277,640

(1)	The term "L" refers to the one-month LIBOR. As of September 30, 2021 and December 31, 2020, one-month LIBOR was equal to 0.08% and 0.14%, respectively.
(2)	Unrealized gain/loss on debt security investments are determined using price quotations provided by independent third party valuation firms and are included in other income (expense) on the consolidated statement of operations.
(3)	Realized gain/loss is included in other income (expense) on the consolidated statement of operations.

The following table details the Company's CMBS activity for the nine months ended September 30, 2020:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Trade Date	Face Amount	Beginning Balance 12/31/19	Purchases	Sales / Principal Payments	Unrealized Gain / (Loss)(2)	Ending Balance 9/30/20	Realized Gain / (Loss)(3)
BX 2020 BXLP G	Industrial Paper	L+2.50%	12/15/29	Principal due at maturity	02/10/20	$10,827,000	$—	$10,784,627	$(5,000,000)	$(63,089)	$5,721,538	$(154,435)
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	02/04/20	4,000,000	—	4,005,000	—	(78,600)	3,926,400	—
BXMT 2020 FL 2	Commercial Real Estate Collateralized Loan Obligation	L+1.95%	2/16/37	Principal due at maturity	01/31/20	4,000,000	—	4,000,000	—	(199,200)	3,800,800	—
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	03/19/20	3,700,000	—	2,511,539	—	636,791	3,148,330	—
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	03/20/20	1,998,000	—	1,408,342	—	473,974	1,882,316	—
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	03/30/20	1,550,000	—	1,006,970	—	419,495	1,426,465	—
BX 2020 VIVA D	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	4,680,982	—	3,905,526	—	363,530	4,269,056	—
BX 2020 VIVA E	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	2,319,018	—	1,790,168	—	221,116	2,011,284	—
CGCMT 2020-WSS E	WoodSprings Suites Extended Stay Hotel	L+2.41%	2/16/27	Principal due at maturity	07/08/20	1,839,000	—	1,466,235	—	150,557	1,616,792	—
CGCMT 2020-WSS F	WoodSprings Suites Extended Stay Hotel	L+2.41%	2/16/27	Principal due at maturity	07/08/20	3,160,000	—	2,419,063	—	249,243	2,668,306	—
						$38,074,000	$—	$33,297,470	$(5,000,000)	$2,173,817	$30,471,287	$(154,435)

(1)	The term "L" refers to the one-month LIBOR. As of September 30, 2020 and December 31, 2019, one-month LIBOR was equal to 0.15% and 1.76%, respectively.
(2)	Unrealized gain/loss on debt security investments are determined using price quotations provided by independent third party valuation firms and are included in other income (expense) on the consolidated statement of operations.
(3)	Realized gain/loss is included in other income (expense) on the consolidated statement of operations.

The following table details the Company's real estate-related loan investments as of September 30, 2021 and December 31, 2020:

						As of September 30, 2021
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(3)	$25,000,000	$(185,133)	$24,814,867
111 Montgomery	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2024	Principal due at maturity	none	1,839,957	(107,068)	1,732,889
The Avery Senior Loan	The Avery Condominium San Francisco, California	L+7.30%	February 2024	Principal due at maturity	none	8,373,079	(80,209)	8,292,870
The Avery Mezzanine Loan	The Avery Condominium San Francisco, California	L+12.50%	February 2024	Principal due at maturity	$200.1 million(4)	1,936,377	(17,993)	1,918,384
						$37,149,413	$(390,403)	$36,759,010

						As of December 31, 2020
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(5)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(3)	25,000,000	(249,029)	24,750,971
						$50,000,000	$(249,029)	$49,750,971

(1)	The term "L" refers to the one-month LIBOR. As of September 30, 2021 and December 31, 2020, one-month LIBOR was equal to 0.08% and 0.14%, respectively.
(2)	Neither investment is subject to delinquent principal or interest as of September 30, 2021 or December 31, 2020.
(3)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by International Markets Center ("IMC") and a $493 million first mortgage on properties owned by AmericasMart Atlanta ("AMC").
(4)	The Avery Mezzanine Loan is subordinate to an Oaktree first mortgage commitment of $200.1 million.
(5)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.

On July 8, 2021, the borrower on the Atlantis Mezzanine Loan exercised the option to extend the initial maturity of the loan by 12 months from July 2021 to July 2022. The borrower continues to have the option to extend the maturity of the loan by three additional 12-month periods, provided there has not been an event of default. The Atlantis Mezzanine Loan bears interest at a floating rate of 6.67% over the one-month LIBOR, subject to an interest rate increase in the event the borrower exercises its fourth 12-month extension option. The Atlantis Mezzanine Loan is held for sale as of September 30, 2021.
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
On September 4, 2019, the Company acquired a $25 million principal amount of bonds (the “IMC/AMC Bond Investment”) collateralized by a term loan (the “Term Loan”) by assuming ownership of a special purpose vehicle from an affiliate of the Oaktree Adviser and contemporaneously borrowed $25 million under the Company’s Line of Credit to finance the investment. The Term Loan is cross-collateralized by and senior to equity interests of the owners in IMC and AMC. IMC and AMC are two of the leading national furniture showroom companies with a combined 14.4 million square feet of showroom space located in

Las Vegas, Nevada, High Point, North Carolina and Atlanta, Georgia. The Term Loan matures in December 2023. The IMC/AMC Bond Investment bears interest at a floating rate of 6.15% over the one-month LIBOR.
On June 14, 2019, the Company acquired a $25 million principal amount of a second loss mezzanine loan (the “Atlantis Mezzanine Loan”) by assuming ownership of a special purpose vehicle from an affiliate of the Oaktree Adviser and contemporaneously borrowed under the Company’s Line of Credit to finance the investment. The Atlantis Mezzanine Loan is secured by the equity interests of the entity owning Atlantis Paradise Island Resort, a 2,917 room oceanfront resort located on Paradise Island in the Bahamas.
7. Accounts and Other Receivables and Other Assets
The following table summarizes the components of accounts and other receivables and other assets as of September 30, 2021 and December 31, 2020:

Receivables	September 30, 2021	December 31, 2020
Accounts receivable	$1,345,190	$949,714
Straight-line rent receivable	2,150,030	1,954,662
Interest receivable	408,120	325,602
Allowance for doubtful accounts	(94,663)	(155,519)
Total accounts and other receivables, net	$3,808,677	$3,074,459

Other assets	September 30, 2021	December 31, 2020
Deposits	$472,380	$474,306
Prepaid expenses	1,068,694	545,441
Capitalized fees, net	98,977	86,000
Total other assets	$1,640,051	$1,105,747

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Real estate taxes payable	$1,478,314	$624,961
Accounts payable and accrued expenses(1)	16,584,340	2,322,523
Prepaid rent	653,597	1,007,729
Accrued interest expense	250,615	326,586
Tenant security deposits	630,371	632,837
Derivative(2)	134,905	626,224
Distribution payable	903,005	768,521
Investor redemptions	225,570	—
Total accounts payable, accrued expenses and other liabilities	$20,860,717	$6,309,381

(1)	Accounts payable and accrued expenses includes $14.4 million and $0.1 million of stockholders servicing fees as of September 30, 2021 and December 31, 2020, respectively. See discussion of stockholder servicing fee in Note 3.
(2)	This derivative relates to an interest rate swap on the Two Liberty mortgage loan. The notional amount of the swap is $33,800,000 and the termination date is August 20, 2024. Two Liberty receives a floating rate of one-month LIBOR and pays a fixed rate of 0.7225%.

9. Mortgage Loans
The following table summarizes the components of mortgage loans as of September 30, 2021 and December 31, 2020:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	September 30, 2021	December 31, 2020
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan(2)	L + 1.50%	August 2024	62,085,155	61,971,000
Ezlyn mortgage loan(3)	3.38%	December 2026	—	53,040,000
Lakes mortgage loan(2)	L + 1.55%	February 2025	25,196,563	25,202,380
Arbors mortgage loan(4)	SOFR + 2.24%	January 2031	45,950,000	45,950,000
Federal Hill mortgage loan	2.34%	August 2028	51,520,000	—
Total mortgage loans			229,151,718	230,563,380
Less: deferred financing costs, net			(1,244,483)	(1,376,424)
Mortgage loans, net			$227,907,235	$229,186,956

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of September 30, 2021 and December 31, 2020, one-month LIBOR was equal to 0.08% and 0.14%, respectively.
(2)	The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of September 30, 2021.
(3)	The Ezlyn mortgage loan is held for sale as of September 30, 2021 and included in held for sale liabilities on the consolidated balance sheet
(4)	The term "SOFR" refers to the Secured Overnight Financing Rate. As of September 30, 2021 and December 31, 2020, the SOFR was 0.05% and 0.08%, respectively.

The following table presents the future principal payments due under the Company's mortgage loans as of September 30, 2021:

Year	Amount
For the remainder of 2021	$—
2022	—
2023	—
2024	62,085,155
2025	25,196,563
Thereafter	141,870,000
Total	$229,151,718

10. Assets and Liabilities Held for Sale

The following tables detail the Company's assets and liabilities held for sale:

September 30, 2021
Investments in real estate, net	$77,183,424
Investments in real estate-related loans and securities	25,000,000
Cash and cash equivalents	463,736
Restricted cash	384,384
Accounts and other receivables	143,401
Other assets	91,763
Total assets held for sale	$103,266,708

September 30, 2021
Mortgage loan, net	$52,802,986
Accounts payable, accrued expenses and other liabilities	920,030
Total liabilities held for sale	$53,723,016
Investment in real estate held for sale
As of September 30, 2021, there was one multifamily residential property classified as held for sale. There were no properties classified as held for sale as of December 31, 2020.
Investment in real estate-related loans held for sale

The following table details the Company's held for sale real estate-related loan investment:

						As of September 30, 2021
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2022	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
						$25,000,000	$—	$25,000,000

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of September 30, 2021 and December 31, 2020, one-month LIBOR was equal to 0.08% and 0.14%, respectively.
(2)	The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of September 30, 2021.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
There were no real estate-related loan investments held for sale as of December 31, 2020.

Mortgage loan held for sale

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	September 30, 2021
Ezlyn mortgage loan	3.38%	December 2026	53,040,000
Less: deferred financing costs, net			(237,014)
Mortgage loan, net			$52,802,986

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of September 30, 2021 and December 31, 2020, one-month LIBOR was equal to 0.08% and 0.14%, respectively.

11. Related Party Transactions

The Company has entered into an Advisory Agreement with the Adviser. Pursuant to the advisory agreement between the Company and the Adviser, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors. Prior to the Adviser Transition, the Oaktree Adviser served as the Company’s adviser.
Related Party Investor
During the nine months ended September 30, 2021, Oaktree Real Estate Income Corporation, an investment vehicle for non-U.S. investors managed by an affiliate of the Oaktree Adviser, invested $14.7 million in the Company utilizing a special fund vehicle. The investments were made in a private offering of Class C shares.
Credit Agreement
On June 5, 2020, the Company entered into a line of credit (the “Credit Agreement”) with the Oaktree Investor, an affiliate of the Oaktree Adviser, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125 million. The Credit Agreement was set to expire on September 30, 2021 but was extended in June 2021 to September 30, 2022 with no other changes in terms. Borrowings under the Credit Agreement will bear interest at a rate of the then-current rate offered by a third-party lender for a similar credit product, or, if no such rate is available, LIBOR plus 2.25%. Each advance under the Credit Agreement is repayable on the earliest of (i) Lender’s demand, (ii) the stated expiration of the Credit Agreement, and (iii) the date on which the Oaktree Adviser or an affiliate thereof no longer acts as the Company’s investment adviser; provided that the Company will have 180 days to make such repayment in the event of clauses (i) and (ii) and 45 days to make such repayment in the event of clause (iii). To the extent the Company has not repaid all loans and other obligations under the Credit Agreement after a repayment event has occurred, the Company is obligated to apply the net cash proceeds from its public offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Company will be permitted to (x) make payments to fulfill any repurchase requests pursuant to its share repurchase plan, (y) use funds to close any acquisition of property which the Company committed to prior to receiving a demand notice and (z) make quarterly distributions to its stockholders at per share levels consistent with the immediately preceding fiscal quarter and as otherwise required for it to maintain its REIT status. The Credit Agreement also permits voluntary prepayment of principal and accrued interest without any penalty other than customary LIBOR breakage costs. The Credit Agreement contains customary events of default. As is customary in such financings, if an event of default occurs under the Credit Agreement, Lender may accelerate the repayment of amounts outstanding under the Credit Agreement and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of September 30, 2021, the Company did not have any borrowings outstanding under the Credit Agreement.
On November 2, 2021, the Credit Agreement was terminated in connection with the Adviser Transition and the Company entered into a new line of credit with an affiliate of Brookfield.
Management Fee
The Oaktree Adviser received, and the Adviser and its affiliates will receive, fees and compensation in connection with the management of the assets of the Company. The Oaktree Adviser agreed to waive its management fee from December 6, 2019 through June 6, 2020. Beginning June 7, 2020, the Oaktree Adviser was paid a management fee equal to 1.00% of NAV per annum, payable monthly in arrears. The management fee was payable, at the Oaktree Adviser’s election, in cash or Class I shares.
For the three and nine months ended September 30, 2021, the Company recorded $0.6 million and $1.8 million, respectively, in Oaktree Adviser management fees, all of which the Oaktree Adviser elected to receive in Class I shares. For the three and nine months ended September 30, 2020, the Company recorded $0.5 million and $0.6 million in Oaktree Adviser management fees, all of which the Oaktree Adviser elected to receive in Class I shares.
Following the Adviser Transition, pursuant to the Advisory Agreement, the Adviser will be paid a management fee of 1.25% of the NAV for the Company’s Class T, Class S, Class D, Class C and Class I shares per annum, payable monthly. The Company will not pay the Adviser a management fee with respect to the Class E shares. See Note 15, Subsequent Events, for a discussion of the Adviser Transition.

Affiliate Service Provider Expenses
The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including lending and loan special servicing; investment banking, advisory, consulting, brokerage and managing foreclosures and workouts; the placement and provision of insurance policies and coverage, including risk retention or insurance captives; entitlement, development, construction and design (including oversight thereof); portfolio company, real estate operations and property management (and oversight thereof) and leasing; legal, financial, compliance, tax, back office, corporate secretarial, accounting, human resources, bank account and cash management; supply or procurement of power and energy; transaction support; accounting and reporting (including coordinating onboarding, due diligence, reporting and other administrative services) and other financial operations services; hedging, derivatives, financing and other treasury services and capital markets services; data generation, analysis, collection and management services; physical and digital security, life and physical safety, and other technical specialties; information technology services and innovation; appraisal and valuation services; market research; cash flow modeling and forecasting; client onboarding; and other services or products. Any such arrangements will be at market terms and rates.
The Company has engaged an affiliate of Brookfield to perform property management services at the Federal Hill property. For the three and nine months ended September 30, 2021, property management fees at Federal Hill totaled $0.01 million.
Performance Fee
The Company paid the Oaktree Adviser a performance fee equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount (each term as defined in the advisory agreement between the Company and the Oaktree Adviser) and a high water mark, with a catch-up. Such performance fee was made annually and accrued monthly. For the three and nine months ended September 30, 2021, the Company incurred performance fees of $3.7 million and $4.9 million, respectively. For the three and nine months ended September 30, 2020, the Company accrued performance fees of $0.5 million and $1.5 million, respectively.
Following the Adviser Transition, so long as the Advisory Agreement has not been terminated, Brookfield REIT OP Special Limited Partner L.P., a Delaware limited partnership and an indirect subsidiary of Brookfield (the “Special Limited Partner”), holds a performance participation interest in the Operating Partnership that entitles it to receive cash distributions (or Operating Partnership units at its election) from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount (each term as defined in the partnership agreement of the Operating Partnership) and a high water mark, with a catch-up. The performance participation interest is not paid on the Class E units of the Operating Partnership ("Class E Operating Partnership Units").
Due to Affiliates
Due to affiliates of $12.3 million as of September 30, 2021 consisted primarily of $6.8 million due to Oaktree for reimbursement of organizational and offering costs, $0.5 million due to the Oaktree Adviser for management fees and $5.0 million due to the Oaktree Adviser for performance fees. Due to affiliates of $12.1 million as of December 31, 2020 consisted of $0.9 million due to Oaktree for reimbursement of operating expenses, $5.7 million due to Oaktree for reimbursement of organizational and offering costs, $0.4 million due to the Oaktree Adviser for management fees, $2.7 million due to Oaktree for share repurchases and $2.4 million due to the Oaktree Adviser for performance fees.
Repurchase Arrangement for Oaktree Investor
On September 11, 2019, the board of directors of the Company, including a majority of the independent directors, adopted an arrangement to repurchase shares of the Company’s Class I common stock that the Oaktree Investor an affiliate of the Company’s sponsor, acquired in the Company’s Initial Public Offering. The board of directors approved the repurchase arrangement in recognition of the Oaktree Investor’s subscription for shares of the Company’s Class I common stock in an amount such that, together with all other subscriptions for the Company’s common stock, met the escrow minimum offering amount.
As of December 6, 2019, the Company satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of such date, the escrow agent released gross proceeds of approximately $150.0 million (including approximately $86.9 million that was funded by the Oaktree Investor) to the Company in connection with the sale of shares of the Company’s common stock.
Under the repurchase arrangement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the nine months ended September 30, 2021 and 2020, the Company repurchased 6,186,397 and 1,693,220 Class I shares, respectively, from the Oaktree Investor at a price of $10.00 per share. As of September 30, 2021, the Oaktree Investor had repurchased all shares under the repurchase arrangement.
As of September 30, 2021, the Oaktree Investor held 52,963 of the Company's outstanding Class I shares from payments of management fees.
Other than the Monthly Repurchase Amount limitation, the share repurchase arrangement for the Oaktree Investor is not subject to any volume limitations, including those in the Company’s existing share repurchase plan. Notwithstanding the foregoing, no repurchase offer will be made to the Oaktree Investor for any month in which (1) the 2% monthly or 5% quarterly repurchase limitations in the Company’s existing share repurchase plan have been decreased or (2) the full amount of all shares requested to be repurchased under the Company’s existing share repurchase plan is not repurchased. Additionally, the Company may elect not to offer to repurchase shares from the Oaktree Investor, or may offer to purchase less than the Monthly Repurchase Amount, if, in its judgment, the Company determines that offering to repurchase the full Monthly Repurchase Amount would place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole. Further, the Company’s board of directors may modify, suspend or terminate this share repurchase arrangement if it deems such action to be in the Company’s best interests and the best interests of the Company’s stockholders. The Oaktree Investor will not request that its shares be repurchased under the Company’s existing share repurchase plan. Under the Company’s charter, the Oaktree Investor may not vote on the removal of any of its affiliates (including the Oaktree Adviser), and may not vote regarding any transaction between the Company and Oaktree or any of its affiliates.

12. Stockholder’s Equity
Authorized Capital
On April 30, 2018, the SEC declared effective the Company’s registration statement on Form S-11 for the Initial Public Offering. On November 2, 2021, the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-255557) for the Follow-On Public Offering of up to $6,000,000,000 in shares in its primary offering and up to $1,500,000,000 in shares pursuant to its distribution reinvestment plan. The Initial Public Offering terminated upon the commencement of the Follow-On Public Offering. Pursuant to the Follow-On Public Offering, the Company is offering to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The Company is also offering Class C shares in a private offering. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock has the same economic and voting rights.
As of September 30, 2021 and December 31, 2020, the Company had authority to issue 1,050,000,000 shares, consisting of the following:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	250,000,000	$0.01
Class S common stock	250,000,000	$0.01
Class D common stock	125,000,000	$0.01
Class C common stock	125,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000

On November 2, 2021 the Company filed articles supplementary to its charter to add a newly-designated Class E common stock, $0.01 par value per share, pursuant to which the charter was amended to authorize the following classes of stock:

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	225,000,000	$0.01
Class S common stock	225,000,000	$0.01
Class D common stock	100,000,000	$0.01
Class C common stock	100,000,000	$0.01
Class E common stock	100,000,000	$0.01
Class I common stock	250,000,000	$0.01
	1,050,000,000

Distributions

Beginning December 31, 2019, the Company declared monthly distributions for each class of its common stock, which are generally paid approximately 20 days after month-end. Class S shares and Class I shares received the same aggregate gross distribution per share, which was $0.8425 per share from the Company since inception through September 30, 2021. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes as of September 30, 2021:

Declaration Date	Class S Shares	Class I Shares	Class C Shares	Class T Shares	Class D Shares
December 31, 2019	$0.0189	$0.0250	$—	$—	$—
January 30, 2020	0.0222	0.0294	—	—	—
February 27, 2020	0.0272	0.0341	—	—	—
March 30, 2020	0.0267	0.0341	—	—	—
April 30, 2020	0.0272	0.0344	—	—	—
May 29, 2020	0.0288	0.0361	—	—	—
June 30, 2020	0.0293	0.0365	—	—	—
July 30, 2020	0.0291	0.0365	—	—	—
August 28, 2020	0.0293	0.0367	—	—	—
September 29, 2020	0.0295	0.0367	—	—	—
October 29, 2020	0.0294	0.0369	—	—	—
November 25, 2020	0.0320	0.0392	—	—	—
December 30, 2020	0.0342	0.0417	—	—	—
January 28, 2021	0.0344	0.0420	—	—	—
February 25, 2021	0.0352	0.0420	—	—	—
March 30, 2021	0.0346	0.0422	0.0422	—	—
April 29, 2021	0.0348	0.0422	0.0422	—	—
May 27, 2021	0.0350	0.0427	0.0427	—	—
June 29, 2021	0.0355	0.0430	0.0430	—	—
July 29, 2021	0.0355	0.0433	0.0433	—	—
August 30, 2021	0.0358	0.0435	0.0435	—	—
September 29, 2021	0.0367	0.0443	0.0443	—	—
Total	$0.6813	$0.8425	$0.3012	$—	$—

13. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

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

The following table sets forth the total assets by segment:

	September 30, 2021	December 31, 2020
Multifamily	$199,618,699	$204,408,015
Office	126,870,029	134,521,921
Real estate-related loans and securities	69,039,705	74,464,566
Held for sale assets	103,266,708	—
Other (Corporate)	16,930,529	27,479,107
Total assets	$515,725,670	$440,873,609

The following table sets forth the financial results by segment for the three months ended September 30, 2021:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$4,935,181	$3,054,838	$—	$7,990,019
Other revenues	337,002	142,550	—	479,552
Total revenues	5,272,183	3,197,388	—	8,469,571
Expenses:
Rental property operating	2,183,990	1,324,597	—	3,508,587
Total rental operating expenses	2,183,990	1,324,597	—	3,508,587
Income from real estate-related loans and securities	—	—	1,326,228	1,326,228
Realized gain on investments	—	—	296,975	296,975
Unrealized gain on investments	87,637	—	(181,194)	(93,557)
Segment net operating income	$3,175,830	$1,872,791	$1,442,009	$6,490,630

Depreciation and amortization	$1,660,364	$1,689,667	$—	$3,350,031
General and administrative				1,119,953
Management fee				643,490
Performance fee				3,686,804
Interest expense				1,476,601
Net loss				(3,786,249)
Net loss attributable to non-controlling interests				2,140
Net loss attributable to stockholders				$(3,784,109)

The following table sets forth the financial results by segment for the nine months ended September 30, 2021:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$13,520,392	$9,136,616	$—	$22,657,008
Other revenues	948,026	396,469	—	1,344,495
Total revenues	14,468,418	9,533,085	—	24,001,503
Expenses:
Rental property operating	6,317,804	3,934,626	—	10,252,430
Total rental operating expenses	6,317,804	3,934,626	—	10,252,430
Income from real estate-related loans and securities	—	—	3,880,813	3,880,813
Realized gain on investments	—	—	1,277,640	1,277,640
Unrealized gain (loss) on investments	491,319	—	(264,893)	226,426
Segment net operating income	$8,641,933	$5,598,459	$4,893,560	$19,133,952

Depreciation and amortization	$6,334,100	$5,128,660	$—	$11,462,760
General and administrative				3,187,513
Management fee				1,766,928
Performance fee				4,947,892
Interest expense				4,251,466
Net loss				(6,482,607)
Net loss attributable to non-controlling interests				191,410
Net loss attributable to stockholders				$(6,291,197)

The following table sets forth the financial results by segment for the three months ended September 30, 2020:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$2,754,251	$3,258,512	$—	$6,012,763
Other revenues	134,855	155,602	—	290,457
Total revenues	2,889,106	3,414,114	—	6,303,220
Expenses:
Rental property operating	1,253,240	1,459,487	—	2,712,727
Total rental operating expenses	1,253,240	1,459,487	—	2,712,727
Income from real estate-related loans and securities	—	—	1,116,904	1,116,904
Realized loss on investments			(154,435)	(154,435)
Unrealized gain on investments	—	44,552	1,652,582	1,697,134
Segment net operating income	$1,635,866	$1,999,179	$2,615,051	$6,250,096

Depreciation and amortization	$1,200,474	$1,809,322	$—	$3,009,796
General and administrative				849,447
Management fee				504,197
Performance fee				494,497
Interest expense				1,127,441
Net income				264,718
Net loss attributable to non-controlling interests				36,348
Net income attributable to stockholders				$301,066

The following table sets forth the financial results by segment for the nine months ended September 30, 2020:

	Multifamily	Office	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$8,150,932	$9,221,225	$—	$17,372,157
Other revenues	358,090	517,805	—	875,895
Total revenues	8,509,022	9,739,030	—	18,248,052
Expenses:
Rental property operating	3,478,864	3,720,622	—	7,199,486
Total rental operating expenses	3,478,864	3,720,622	—	7,199,486
Income from real estate-related loans and securities	—	—	3,808,584	3,808,584
Realized loss on investments	—	—	(154,435)	(154,435)
Unrealized (loss) gain on investments	—	(739,750)	2,173,817	1,434,067
Segment net operating income	$5,030,158	$5,278,658	$5,982,401	$16,136,782

Depreciation and amortization	$4,900,365	$5,275,248	$—	$10,175,613
General and administrative				2,239,424
Management fee				635,187
Performance fee				1,492,826
Interest expense				3,749,763
Net loss				(2,156,031)
Net loss attributable to non-controlling interests				250,996
Net loss attributable to stockholders				$(1,905,035)
15. Subsequent Events

The Company has evaluated events from September 30, 2021 through the date the financial statements were issued.

Adviser Transition

On November 2, 2021, pursuant to its terms, the Adviser Transition Agreement became effective as of the date and time that the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-255557) for the Follow-On Public Offering, and the Company consummated a series of related transactions and actions referred to collectively as the “Adviser Transition,” including, but not limited to, the following:

•the resignation of the Oaktree Adviser as the Company’s adviser and the engagement of the Adviser as the Company’s adviser;

•the engagement of the Oaktree Adviser as the Company’s sub-adviser to (i) manage certain of the Company’s real estate properties (the “Equity Option Investments”) and real estate-related debt investments (the “Debt Option Investments”) acquired prior to the consummation of the Adviser Transition, and (ii) select and manage the Company’s liquid investments;

•the filing of a Second Articles of Amendment to the Company’s charter to change the Company’s name from “Oaktree Real Estate Income Trust, Inc.” to “Brookfield Real Estate Income Trust Inc.”;

•the Company’s entry into an Option Investments Purchase Agreement with Oaktree, pursuant to which Oaktree may purchase the entire interest of the Operating Partnership in the Equity Option Investments or the Debt Option Investments, or both, subject to certain restrictions;

•the contribution of certain properties to the Company by an affiliate of Brookfield in exchange for a combination of shares of the Company’s Class E common stock and Class E Operating Partnership units (as described below);

•the disposition of certain of the Company’s existing real estate property and real estate-related debt investments (as described below);

•the engagement of Brookfield Oaktree Wealth Solutions LLC as the dealer manager for the Follow-On Public Offering;

•the resignation of members and the appointment of new members of the Company’s board of directors;

•the resignation of certain of the Company’s executive officers and the appointment of certain new executive officers;

•the filing of Articles Supplementary to the Company’s charter designating a new class of common stock as Class E shares; and

•the termination of the Company’s Credit Agreement with the Oaktree Investor and the Company’s entry into a credit agreement with an affiliate of Brookfield providing for a new line of credit.

Status of the Company’s Offerings

Through the termination of the Initial Public Offering on November 2, 2021, the Company sold an aggregate of 23,007,831 shares of its common stock (consisting of 20,106,948 Class S shares and 2,900,883 Class I shares) in the Offering resulting in net proceeds of $238.6 million to the Company as payment for such shares. As of November 15, 2021, the Company (i) had sold an aggregate 1,446,968 Class C shares of its common stock in a private offering, and (ii) had not sold any shares of its common stock in the Follow-On Public Offering.

Distributions

Subsequent to September 30, 2021, the Company declared gross distributions as follows:

Record Date	Class S	Class I	Class C	Class T	Class D
October 28, 2021	$0.0391	$0.0474	$0.0474	$—	$—
Investments
Subsequent to September 30, 2021, the Company sold an aggregate of $1.6 million of floating-rate CMBS.

On November 2, 2021, the Company sold its ownership interest in the Ezlyn property to an affiliate of the Oaktree Adviser for $8.6 million in cash and a $33.8 million preferred equity interest in an affiliate of Oaktree.

On November 2, 2021, the Company acquired three real property assets from an affiliate of Brookfield in connection with the Adviser Transition:

•The Company acquired a 20% interest in Principal Place, an office asset located in London, United Kingdom, through an indirect interest in the joint venture that owns the property. The purchase price was calculated using the GBP to USD exchange rate as of November 2, 2021. The total consideration paid to the Brookfield affiliate was $99.8 million, comprised of the issuance of $74.8 million of Class E Operating Partnership units and the issuance of $25.0 million of Class E shares of common stock of the Company.

•The Company acquired a 100% interest in Domain, a 324-unit apartment building in Kissimmee, Florida, from the Brookfield Investor for $74.1 million (exclusive of closing costs and other prorations), comprised of an assumption of $48.7 million of property-level debt and the issuance to the Brookfield affiliate of Class E Operating Partnership units with an aggregate value of $26.8 million. Immediately following our acquisition of Domain, the Company refinanced the property-level debt with new property-level debt in the same amount.

•The Company acquired a 100% interest in The Burnham, a 328-unit multifamily property in Nashville, Tennessee, for $129.0 million (exclusive of closing costs and other prorations), comprised of an assumption of $83.9 million of property-level debt and the issuance to the Brookfield affiliate of Class E Operating Partnership units with an aggregate value of $46.7 million. Immediately following the acquisition of The Burnham, the Company refinanced the property-level debt with new property-level debt in the same amount.

On November 10, 2021, the Company acquired a 100% interest in 6123-6227 Monroe Court, a 208,000 sq. ft. industrial property in Morton Grove, Illinois, for a purchase price of $17.2 million (exclusive of closing costs and other prorations), comprised of $11.7 million of property-level debt and $4.8 million of cash.

Credit Facility
On November 2, 2021, the Company entered into a credit agreement with Citibank, N.A. providing for a senior secured credit facility to be used for the acquisition or refinancing of properties. The maximum aggregate principal amount of the facility is $250 million. The credit facility expires on November 9, 2022, and has a one-year extension option to November 9, 2023, subject to certain conditions. Borrowings under the credit facility will bear interest at a rate of LIBOR plus 1.95%. As of November 15, 2021, the Company had $144.2 million of borrowings outstanding under the credit facility related to acquisitions and refinancings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to the “Company,” “we,” “us,” or “our” refer to Brookfield Real Estate Income Trust Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical facts are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, under Part II., Item 1A. Risk Factors in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021, under Part II., Item 1A. Risk Factors in this Form 10-Q and elsewhere in this Form 10-Q, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.

Overview

We are a Maryland corporation formed on July 27, 2017 to invest in commercial real estate assets. We are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Inc. (together with its affiliates, “Brookfield”).

On April 30, 2018, the Securities and Exchange Commission (the “SEC”), declared effective our registration statement on Form S-11 (File No. 333-223022) for our initial public offering of up to $2.0 billion in shares of our common stock (the “Initial Public Offering”). On November 2, 2021, the SEC declared effective our registration statement on Form S-11 (File No. 333-255557) for our follow-on public offering of up to $7.5 billion in shares of our common stock in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock (the “Follow-On Public Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The Initial Public Offering terminated upon the commencement of the Follow-On Public Offering.

We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019. As of September 30, 2021, we owned and operated six investments in real estate, and held five investments in real estate-related loans and eight short-term real estate debt-related securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally (including COVID-19), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related loans.

Adviser Transition

On July 15, 2021, we entered into an adviser transition agreement (the “Adviser Transition Agreement”) with the Adviser and Oaktree Fund Advisors, LLC (the “Oaktree Adviser”), an affiliate of Oaktree Capital Management, L.P (“Oaktree”). On November 2, 2021, pursuant to the terms of the Adviser Transition Agreement, we (i) accepted the resignation of the Oaktree Adviser as our external adviser under our previous advisory agreement with Oaktree Adviser, and (ii) entered into a new advisory agreement with the Adviser (the “Advisory Agreement”), (together, with the related transactions authorized by our board of directors or otherwise contemplated in connection with our entry into the Adviser Transition Agreement, referred to collectively as the “Adviser Transition”). The Oaktree Adviser will continue as sub-adviser with respect to certain of our existing investments as well as our liquid securities portfolio following the Adviser Transition. See Note 14 to our Consolidated Financial Statements “Subsequent Events” for additional details on the Adviser Transition.

Portfolio Highlights

Our net asset value ("NAV") per share increased for our Class I, Class S and Class C shares during the third quarter (up 9.3%, 9.4% and 9.2% from June 30, 2021, respectively). The price movement was driven by appreciation on our real property investments (particularly on our multifamily properties) and real estate-related debt investments.

On September 8, 2021, we acquired 1110 Key Federal Hill, a newly-built, 224-unit class “A” multifamily property located in the Federal Hill submarket of Baltimore, Maryland for $73.6 million (exclusive of closing costs). The property is currently 99% leased, has a strong cash flow profile, and is within proximity to Baltimore’s top employers.

During the three months ended September 30, 2021, we (i) purchased $12.9 million of floating-rate commercial mortgage backed securities ("CMBS"), $7.8 million of which is collateralized by a Blackstone multi-family portfolio and $5.1 million collateralized by The JACX office towers in Queens, NY and (ii) sold $0.7 million face amount of single-asset paper for $1.0 million, backed by a luxury hotel resort (Atlantis Resort), for a realized gain of $0.3 million.

As of September 30, 2021, our portfolio was invested 80% in real property, 16% in real estate-related debt, and 4% in cash and cash equivalents, and our real property investments were split between multifamily (73%) and office (27%). Our leverage ratio as of September 30, 2021 increased to 46% compared to 42% as of June 30, 2021.

Q3 2021 Highlights

Operating Results:

•Raised $37.4 million of gross proceeds from the Initial Public Offering and private offerings.
•Declared gross distributions of $0.0433, $0.0435, and $0.0443 per share on July 29, August 30, and September 29, respectively.
•Reinvested dividends of $1.4 million.
•Acquired a multifamily real estate investment for $73.6 million.
•Financed the multifamily real estate investment with proceeds from a $51.5 million mortgage loan.
•Purchased $12.9 million of CMBS.
•Sold $1.0 million of CMBS.

Portfolio
Real Estate
The following table provides information regarding our portfolio of real properties as of September 30, 2021:

Investment	Location	Type	Acquisition Date	Ownership Percentage(1)	Amortized Cost Basis	Square Feet / Number of Units	Occupancy Rate(2)
Anzio Apartments	Georgia	Multifamily	April 2019	90.0%	$54,918,158	448	94%
Two Liberty Center	Virginia	Office	August 2019	96.5%	85,807,743	179,000	95%
Ezlyn	Colorado	Multifamily	December 2019	90.0%	77,183,424	332	95%
Lakes	California	Office	February 2020	95.0%	36,705,423	177,000	84%
Arbors	Texas	Multifamily	December 2020	90.0%	$62,395,571	408	96%
Federal Hill	Maryland	Multifamily	September 2021	100.0%	$75,020,777	224	95%
Total					$392,031,096

(1)	Certain of the joint venture agreements we have entered into provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.

(2)	The occupancy rate is as of September 30, 2021

Investments in Real Estate-Related Loans and Securities

The following table details our CMBS for the nine months ended September 30, 2021:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Trade Date	Face Amount	Beginning Balance 12/31/20	Purchases	Sales	Unrealized Gain / (Loss)(2)	Ending Balance 9/30/21	Realized Gain / (Loss)(3)
BX 2020 BXLP G	Industrial Paper	L+2.50%	12/15/29	Principal due at maturity	01/23/20	$5,827,000	$5,727,361	$—	$(451,536)	$137,273	$5,413,098	$—
CGDB 2019 MOB F	Medical Office Mortgage Loans	L+2.55%	11/15/36	Principal due at maturity	02/04/20	4,000,000	3,861,200	—		114,800	3,976,000	—
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	03/19/20	3,700,000	3,320,380	—	—	335,590	3,655,970	—
BHMS 2018 ATLS D	Atlantis Paradise Island Resort	L+2.25%	7/15/35	Principal due at maturity	03/20/20	1,998,000	1,960,837	—	(1,400,076)	(560,761)	—	586,685
BHMS 2018 ATLS E	Atlantis Paradise Island Resort	L+3.00%	7/15/35	Principal due at maturity	03/30/20	1,550,000	1,505,980	—	—	47,275	1,553,255	—
BX 2020 VIVA D	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	3,287,374	3,285,402	—	(2,745,925)	(539,477)	—	570,470
BX 2020 VIVA E	MGM Grand and Mandalay Bay Resort and Casino Las Vegas	3.67%	3/9/44	Principal due at maturity	05/05/20	2,319,018	2,193,095	—	(446,786)	25,730	1,772,039	120,485
CGCMT 2020-WSS F	WoodSpring Suites Extended Stay Hotel	L+2.71%	2/16/27	Principal due at maturity	07/08/20	3,160,000	2,859,340	—	—	174,677	3,034,017	—
BAMLL 2021-JACX F	The JACX Office Towers Queens, NY	L+5.00%	9/15/38	Principal due at maturity	09/15/21	5,100,000	—	5,100,000	—	—	5,100,000	—
BX 2021 SDMF J	San Diego Multifamily Portfolio	L+4.03%	9/15/23	Principal due at maturity	09/28/21	7,800,000	—	7,776,316	—	—	7,776,316	—
						$38,741,392	$24,713,595	$12,876,316	$(5,044,323)	$(264,893)	$32,280,695	$1,277,640

(1)
The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of September 30, 2021 and December 31, 2020, one-month LIBOR was equal to 0.08% and 0.14%, respectively.

(2)	Unrealized gain/loss on debt security investments are determined using price quotations provided by independent third party valuation firms and are included in other income (expense) on the consolidated statement of operations.
(3)	Realized gain/loss is included in other income (expense) on the consolidated statement of operations.

The following table details our real estate-related loan investments as of September 30, 2021 and December 31, 2020:

						As of September 30, 2021
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	$25,000,000	$(185,133)	$24,814,867
111 Montgomery	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2024	Principal due at maturity	none	1,839,957	(107,068)	1,732,889
The Avery Senior Loan	The Avery Condominium San Francisco, California	L+7.30%	February 2024	Principal due at maturity	none	8,373,079	(80,209)	8,292,870
The Avery Mezzanine Loan	The Avery Condominium San Francisco, California	L+12.50%	February 2024	Principal due at maturity	$200.1 million(5)	1,936,377	(17,993)	1,918,384
						$37,149,413	$(390,403)	$36,759,010

						As of December 31, 2020
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(4)	25,000,000	(249,029)	24,750,971
						$50,000,000	$(249,029)	$49,750,971

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of September 30, 2021 and December 31, 2020, one-month LIBOR was equal to 0.08% and 0.14%, respectively.
(2)	Neither investment is subject to delinquent principal or interest as of September 30, 2021 or December 31, 2020.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
(4)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by International Markets Center ("IMC") and a $493 million first mortgage on properties owned by AmericasMart Atlanta ("AMC").
(5)	The Avery Mezzanine Loan is subordinate to an Oaktree first mortgage commitment of $200.1 million.

Investments in Real Estate-Related Loans Held For Sale

The following table details our held for sale real estate-related loan investments as of September 30, 2021:

						As of September 30, 2021
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2022	Principal due at maturity	$1.525 billion(3)	$25,000,000	$—	$25,000,000
						$25,000,000	$—	$25,000,000

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of September 30, 2021 and December 31, 2020, one-month LIBOR was equal to 0.08% and 0.14%, respectively.
(2)	The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of September 30, 2021.
(3)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
There were no real estate-related loan investments held for sale as of December 31, 2020.

Results of Operations

Revenues

Revenues increased during the three months ended September 30, 2021 compared to the same period in the prior year due to owning and operating six properties compared to four properties in the prior year period. Revenues of $8.5 million for the three months ended September 30, 2021 related to the Company's six properties and consisted of $7.6 million of rental revenues, $0.4 million of tenant reimbursements and $0.5 million of ancillary income and fees. Revenues of $6.3 million for the three months ended September 30, 2020 related to the Company's four properties and consisted of $5.7 million of rental revenues, $0.3 million of tenant reimbursements and $0.3 million of ancillary income and fees.

Revenues increased during the nine months ended September 30, 2021 compared to the same period in the prior year due to owning and operating six properties compared to four properties in the prior year period. Revenues of $24.0 million for the nine months ended September 30, 2021 related to the Company's six properties and consisted of $21.4 million of rental revenues, $1.3 million of tenant reimbursements and $1.3 million of ancillary income and fees. Revenues of $18.2 million for the nine months ended September 30, 2020 related to the Company's four properties and consisted of $16.4 million of rental revenues, $0.9 million of tenant reimbursements and $0.9 million of ancillary income and fees.

Rental Property Operating Expenses

Rental property operating expenses increased during the three months ended September 30, 2021 compared to the same period in the prior year due to owning and operating six properties compared to four properties in the prior year period. Rental property operating expenses of $3.5 million for the three months ended September 30, 2021 related to the Company's six properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense. Rental property operating expenses of $2.7 million for the three months ended September 30, 2020 related to the Company's four properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense.

Rental property operating expenses increased during the nine months ended September 30, 2021 compared to the same period in the prior year due to owning and operating six properties compared to four properties in the prior year period. Rental property operating expenses of $10.3 million for the nine months ended September 30, 2021 related to the Company's six properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense. Rental property operating expenses of $7.2 million for the nine months ended September 30, 2020 related to the Company's four properties and consisted of property expenses, real estate taxes, utilities, property management fees and insurance expense.

General and Administrative Expenses

General and administrative expenses of $1.1 million for the three months ended September 30, 2021 consisted of legal fees, audit fees, professional tax fees, valuation fees, board of director fees and miscellaneous expenses. General and administrative expenses of $0.8 million for the three months ended September 30, 2020 consisted of legal fees, audit fees, professional tax fees, valuation fees, board of director fees and miscellaneous expenses. The increase in general and administrative expenses is primarily due to owning six properties, five loan investments and eight securities investments compared to four properties, two loan investments and nine securities investments in prior year period.

General and administrative expenses of $3.2 million for the nine months ended September 30, 2021 consisted of legal fees, audit fees, professional tax fees, valuation fees, board of director fees and miscellaneous expenses. General and administrative expenses of $2.2 million for the nine months ended September 30, 2020 consisted of legal fees, audit fees, professional tax fees, valuation fees, board of director fees and miscellaneous expenses. The increase in general and administrative expenses is primarily due to owning six properties, five loan investments and eight securities investments compared to four properties, two loan investments and nine securities investments in prior year period.

Management Fee

During the three months ended September 30, 2021 and 2020, we recognized management fees of $0.6 million and $0.5 million, respectively, payable to the Oaktree Adviser as compensation in connection with the ongoing management of the assets of the Company.

During the nine months ended September 30, 2021 and 2020, we recognized management fees of $1.8 million and $0.6 million, respectively, payable to the Oaktree Adviser as compensation in connection with the ongoing management of the assets of the Company.

Performance Fee

During the three months ended September 30, 2021 and 2020, we recognized performance fees of $3.7 million and $0.5 million, respectively, payable to the Oaktree Adviser.

During the nine months ended September 30, 2021 and 2020, we recognized performance fees of $4.9 million and $1.5 million, respectively, payable to the Oaktree Adviser.

Depreciation and Amortization

Depreciation and amortization expense of $3.4 million for the three months ended September 30, 2021 related to the Company's six properties. Depreciation and amortization expense of $3.0 million for the three months ended September 30, 2020 related to the Company's four properties.

Depreciation and amortization expense of $11.5 million for the nine months ended September 30, 2021 related to the Company's six properties. Depreciation and amortization expense of $10.2 million for the nine months ended June 30, 2020 related to the Company's four properties.

Income from Real Estate-Related Loans and Interest Income

Interest income of $1.3 million for the three months ended September 30, 2021 related primarily to interest income earned on the Atlantis Mezzanine Loan of $0.4 million, interest earned on the IMC/AMC Bond Investment of $0.4 million, interest earned on floating-rate CMBS of $0.2 million, interest earned on the Avery mortgage loans of $0.2 million and interest earned on the Montgomery mortgage loan of $0.1 million. Interest income of $1.1 million for the three months ended September 30, 2020 related primarily to interest income earned on the Atlantis Mezzanine Loan of $0.5 million, interest earned on the IMC/AMC Bond Investment of $0.4 million, interest earned on floating-rate CMBS of $0.2 million.

Interest income of $3.9 million for the nine months ended September 30, 2021 related primarily to interest income earned on the Atlantis Mezzanine Loan of $1.3 million, interest earned on the IMC/AMC Bond Investment of $1.2 million, interest earned on floating-rate CMBS of $0.5 million, interest earned on the Avery mortgage loans of $0.6 million and interest earned on the Montgomery mortgage loan of $0.3 million. Interest income of $3.8 million for the nine months ended September 30, 2020 related primarily to interest income earned on the Atlantis Mezzanine Loan of $1.4 million, interest earned on the IMC/AMC Bond Investment of $1.3 million, interest earned on floating-rate CMBS of $0.6 million and discount accretion of $0.5 million.

Interest Expense

Interest expense of $1.5 million for the three months ended September 30, 2021 consisted of $1.4 million of mortgage loan interest and $0.1 million of loan fee amortization on six property investments. Interest expense of $1.1 million for the three months ended September 30, 2020 consisted of mortgage loan interest on four property investments. Interest rates declined to near-zero as a result of the ongoing coronavirus pandemic.

Interest expense of $4.3 million for the nine months ended September 30, 2021 consisted of $4.1 million of mortgage loan interest and $0.2 million of loan fee amortization on six property investments. Interest expense of $3.7 million for the nine months ended September 30, 2020 consisted of $3.6 million of mortgage loan interest on four property investments and $0.1 million of loan fee amortization. Interest rates declined to near-zero as a result of the ongoing coronavirus pandemic.

Realized Gains on Investments

During the three months ended September 30, 2021, we sold an aggregate of $0.7 million of fixed and floating-rate CMBS for $1.0 million and recognized a gain of $0.3 million as a result of the sale. During the three months ended September 30, 2020, we sold an aggregate of $5.0 million of fixed and floating-rate CMBS for $4.8 million and recognized a loss of $0.2 million as a result of the sale.

During the nine months ended September 30, 2021, we sold an aggregate of $4.6 million of fixed and floating-rate CMBS for $5.9 million and recognized a gain of $1.3 million as a result of the sale. During the nine months ended September 30, 2020, we sold an aggregate of $5.0 million of fixed and floating-rate CMBS for $4.8 million and recognized a loss of $0.2 million as a result of the sale.

Unrealized Gains and Losses on Investments

During the three months ended September 30, 2021, unrealized losses on investments were $0.1 million. During the three months ended September 30, 2020, we recognized an unrealized gain of $1.7 million primarily due to mark-to-market increases in the value of our CMBS due to market volatility due to COVID-19.

During the nine months ended September 30, 2021, we recognized an unrealized gain of $0.2 million primarily due to a $0.2 million mark-to-market decrease in the value of our CMBS offset by $0.4 million increase in the value of our interest rate swap for one mortgage loan. During the nine months ended September 30, 2020, we recognized an unrealized gain of $1.4 million primarily due to mark-to-market decreases in the value of our CMBS due to market volatility due to COVID-19.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests were negligible for the three months ended September 30, 2021 and 2020.

Net loss attributable to non-controlling interests of $0.2 million for the nine months ended September 30, 2021 related to losses allocable to the interests held by the Company's joint venture partners in the Company's five properties. Net loss attributable to non-controlling interests of $0.3 million for the nine months ended September 30, 2020 related to losses allocable to the interests held by the Company's joint venture partners in the Company's four properties.

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

As of September 30, 2021 and December 31, 2020, the Oaktree Adviser and its affiliates had incurred approximately $6.8 million and $5.7 million, respectively, of organization and offering expenses on our behalf. The Company agreed to reimburse these expenses ratably over the 60 months following July 6, 2022. As part of the Advisor Transition that occurred on November 2, 2021, Oaktree Adviser was reimbursed by Brookfield for the incurred $6.8 million, and the Company will continue on the same deferred repayment terms noted above.

Organization expenses are expensed as incurred and offering expenses are reflected as a reduction of additional paid-in capital as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Initial Public Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. The economic effects of COVID-19 may make it more difficult for us to obtain financing for our investments on attractive terms or at all.

On June 5, 2020, the Company entered into a line of credit (the "Credit Agreement") with Oaktree Fund GP I, L.P., (the "Oaktree Lender") an affiliate of the Oaktree Advisor, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125 million, which was undrawn as of September 30, 2021. The Credit Agreement was set to expire on June 30, 2021 but was extended in June 2021 to September 30, 2022 with no other changes in terms. Borrowings under the Credit Agreement will bear interest at a rate of the then-current rate offered by a third-party lender for a similar credit product, or, if no such rate is available, LIBOR plus 2.25%.
On November 2, 2021, the Credit Agreement was terminated in connection with the Adviser Transition and the Company entered into a new line of credit (the "Brookfield Credit Agreement") with Brookfield US Holdings Inc., (the “Brookfield Lender”), an affiliate of Brookfield, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125 million. The Brookfield Credit Agreement has a one-year term, subject to one-year extension options requiring approval of the Brookfield Lender. Borrowings under the Brookfield Credit Agreement will bear interest at a rate of the lowest then-current rate offered by a third-party lender to us for a similar credit product, or, if no such rate is available, LIBOR plus 2.25%. We may draw down on the Brookfield Credit Agreement for any business purpose, including to pay distributions or fund repurchases of shares of our common stock; however, there can be no assurances that we will be able to borrow under the Brookfield Credit Agreement, or that the Brookfield Lender will issue a loan or extend or renew the Brookfield Credit Agreement. Since the Brookfield Credit Agreement is with an affiliate of Brookfield, the terms of the agreement were not negotiated at arm’s length. The Adviser may face conflicts of interest in connection with any borrowings or disputes under the Brookfield Credit Agreement.

As of September 30, 2021, our indebtedness consisted of our mortgage loans secured by our real property investments. The following table summarizes the components of mortgage loans as of September 30, 2021 and December 31, 2020:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	September 30, 2021	December 31, 2020
Anzio Apartments mortgage loan	L + 1.59%	April 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan(2)	L + 1.50%	August 2024	62,085,155	61,971,000
Ezlyn mortgage loan(3)	3.38%	December 2026	—	53,040,000
Lakes mortgage loan(2)	L + 1.55%	February 2025	25,196,563	25,202,380
Arbors mortgage loan(4)	SOFR + 2.24%	January 2031	45,950,000	45,950,000
Federal Hill mortgage loan	2.34%	August 2028	51,520,000	—
Total mortgage loans			229,151,718	230,563,380
Less: deferred financing costs, net			(1,244,483)	(1,376,424)
Mortgage loans, net			$227,907,235	$229,186,956

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of September 30, 2021 and December 31, 2020, one-month LIBOR was equal to 0.08% and 0.14%, respectively.
(2)	The mortgage loans are subject to customary terms and conditions, and the respective joint venture was in compliance with all financial covenants it is subject to under the mortgage loan as of September 30, 2021.
(3)	The Ezlyn mortgage loan is held for sale as of September 30, 2021 and included in other liabilities on the consolidated balance sheet
(4)	The term "SOFR" refers to the Secured Overnight Financing Rate. As of September 30, 2021 and December 31, 2020, the SOFR was 0.05% and 0.08%, respectively.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Net cash provided by operating activities	$6,555,158	$8,585,350
Net cash used in investing activities	(95,748,025)	(71,926,986)
Net cash provided by financing activities	76,904,964	71,624,176
Net change in cash and cash equivalents and restricted cash	$(12,287,903)	$8,282,540

Cash flows provided by operating activities for the nine months ended September 30, 2021 related primarily to cash payments and receipts associated with operations at our six property investments, five real estate-related loans, eight CMBS, management fee share issuances to the Oaktree Adviser, performance fees paid to the Oaktree Adviser and share repurchases of the Oaktree Investor. Cash flows provided by operating activities for the nine months ended September 30, 2020 related to cash payments and receipts associated with operations at four property investments, two real estate-related loan investments, eight CMBS, management fee share issuances to the Oaktree Adviser, performance fees incurred to the Oaktree Adviser and share repurchases of the Oaktree Investor.

Cash flows used in investing activities for the nine months ended September 30, 2021 relates primarily to purchases of three investments in real estate-related loans and building improvements to our real estate offset by cash flows provided by selling three CMBS and principal repayments from real estate related loans. Cash flows used in investing activities for the nine months ended September 30, 2020 relates to our acquisition of one property investment and eight CMBS and building improvements to our real estate.

Cash flows provided by financing activities for the nine months ended September 30, 2021 relates to borrowings on a mortgage loan for an asset acquisition, proceeds from issuance of common stock offset by repurchases of common stock, and distributions paid. Cash flows provided by financing activities for the nine months ended September 30, 2020 relates primarily to borrowings on a mortgage loan for an asset acquisition, proceeds from the Credit Agreement and contributions from non-controlling interests.

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The following table provides a breakdown of the major components of our NAV as of September 30, 2021:

Components of NAV	September 30, 2021
Investments in real properties	$475,599,071
Investments in real estate-related loans and securities	95,202,806
Cash and cash equivalents	18,275,717
Restricted cash	5,535,629
Other assets	5,708,955
Debt obligations	(282,976,143)
Accrued performance fee(1)	(4,947,892)
Accrued stockholder servicing fees(2)	(146,992)
Management fee payable	(448,644)
Distribution payable	(903,005)
Subscriptions received in advance	—
Other liabilities	(7,043,026)
Non-controlling interests in joint ventures	(21,836,380)
Net asset value(3)	$282,020,096
Number of shares outstanding	23,720,559

(1)	Includes accrued performance fee for the nine months ended September 30, 2021.
(2)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under accounting principles generally accepted in the United States of America (“GAAP”), we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of September 30, 2021, we have accrued under GAAP approximately $14,376,827 of stockholder servicing fees.

(3)	See Reconciliation of Stockholders’ equity to NAV below for an explanation of the difference between the $282 million of our NAV and the $194 million of our stockholders' equity under GAAP.

NAV Per Share	Class S Shares	Class I Shares	Class C Shares	Class T Shares	Class D Shares	Total
Net asset value	$232,259,266	$33,417,032	$16,343,798	$—	$—	$282,020,096
Number of shares outstanding	19,555,095	2,792,111	1,373,353	—	—	23,720,559
NAV Per Share as of September 30, 2021	$11.8772	$11.9684	$11.9007	$—	$—

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2021 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	5.70%	4.5%
Office	7.73%	6.48%

These assumptions are determined by the Adviser, and reviewed by our independent valuation adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Office Investment Values
Discount Rate	0.25% decrease	1.96%	1.92%
(weighted average)	0.25% increase	(1.92)%	(1.76)%
Exit Capitalization Rate	0.25% decrease	3.88%	2.61%
(weighted average)	0.25% increase	(3.62)%	(2.30)%
The following table reconciles stockholders' equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders' Equity to NAV	September 30, 2021
Stockholders' equity under GAAP	$193,850,576
Adjustments:
Accrued stockholder servicing fee	16,244,202
Deferred rent	(2,150,030)
Organizational and offering costs	6,881,577
Commissions	934,270
Unrealized real estate appreciation and depreciation	22,274,054
Non-controlling interest	14,772,447
Accumulated amortization of discount	(933,707)
Accumulated depreciation and amortization	30,146,707
NAV	$282,020,096
The following details the adjustments to reconcile stockholders’ equity under GAAP to our NAV:

•Accrued stockholder servicing fee represents the monthly cost of the stockholder servicing fee for Class S shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold such share. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.
•Deferred rent represents straight line rents recorded under GAAP. For NAV, deferred rental revenues are excluded.
•The Oaktree Adviser previously agreed, and the Advisor has agreed, to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 6, 2022. In addition, as part of the Adviser Transition, the Adviser acquired the Oaktree Adviser’s receivable related to the organization and offering expenses previously incurred by the Oaktree Adviser. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months following July 6, 2022. We will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred after July 6, 2022. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV in the month such costs are reimbursed.
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
•Non-controlling interest is related to losses allocable to the interests held by the Company's joint venture partners in the Company's five properties.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Net loss attributable to stockholders	$(6,291,197)	$(1,905,035)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	11,462,760	10,175,613
Amount attributed to non-controlling interests for above adjustments	(853,350)	(707,544)
FFO attributable to stockholders	4,318,213	7,563,034
Adjustments to arrive at AFFO:
Straight-line rental income	(195,368)	(1,091,446)
Amortization of above and below market lease intangibles and lease inducements	171,522	170,418
Amortization of mortgage premium/discount	(63,896)	(431,640)
Amortization of restricted stock awards	52,950	54,229
Unrealized gain from changes in fair values of real estate related loans and securities	(226,426)	(1,434,067)
Non-cash performance participation allocation	4,947,892	1,492,826
Amount attributable to non-controlling interests for above adjustments	5,833	34,709
AFFO attributable to stockholders	9,010,720	6,358,063
Adjustments to arrive at FAD:
Realized (gain) loss on real estate-related loans and securities	(1,277,640)	154,435
Management fees paid in shares	1,766,928	635,187
Stockholder servicing fees	(1,075,763)	(628,567)
FAD attributable to stockholders	$8,424,245	$6,519,118
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

Distributions

Beginning December 31, 2019, we declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. The Class S and Class I shares received the same aggregate gross distribution per share, which was $0.8425 per share since inception through September 30, 2021. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the net distribution for each of our share classes as of September 30, 2021:

Declaration Date	Class S Shares	Class I Shares	Class C Shares	Class T Shares	Class D Shares
December 31, 2019	$0.0189	$0.0250	$—	$—	$—
January 30, 2020	0.0222	0.0294	—	—	—
February 27, 2020	0.0272	0.0341	—	—	—
March 30, 2020	0.0267	0.0341	—	—	—
April 30, 2020	0.0272	0.0344	—	—	—
May 29, 2020	0.0288	0.0361	—	—	—
June 30, 2020	0.0293	0.0365	—	—	—
July 30, 2020	0.0291	0.0365	—	—	—
August 28, 2020	0.0293	0.0367	—	—	—
September 29, 2020	0.0295	0.0367	—	—	—
October 29, 2020	0.0294	0.0369	—	—	—
November 25, 2020	0.0320	0.0392	—	—	—
December 30, 2020	0.0342	0.0417	—	—	—
January 28, 2021	0.0344	0.0420	—	—	—
February 25, 2021	0.0352	0.0420	—	—	—
March 30, 2021	0.0346	0.0422	0.0422	—	—
April 29, 2021	0.0348	0.0422	0.0422	—	—
May 27, 2021	0.0350	0.0427	0.0427	—	—
June 29, 2021	0.0355	0.0430	0.0430	—	—
July 29, 2021	0.0355	0.0433	0.0433	—	—
August 30, 2021	0.0358	0.0435	0.0435	—	—
September 29, 2021	0.0367	0.0443	0.0443	—	—
Total	$0.6813	$0.8425	$0.3012	$—	$—

The following table summarizes our distributions declared during the nine months ended September 30, 2021 and 2020:

	For the nine months ended September 30, 2021		For the nine months ended September 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$3,805,587	51%	$3,697,729	71%
Reinvested in shares	3,625,559	49%	1,481,582	29%
Total distributions	$7,431,146	100%	$5,179,311	100%

Sources of Distributions
Cash flows from operating activities from current period(1)	$6,555,158	88%	$5,179,311	100%
Cash flows from investment gains	1,277,640	12%	—	—
Total sources of distributions	$7,832,798	100%	$5,179,311	100%
Cash flows from operating activities	$6,555,158		$8,585,350
Funds from Operations	$4,318,213		$7,563,034

(1)
Cash flows from operating activities for the three and nine months ended September 30, 2021 were impacted by the cash payment of $2.4 million to the Oaktree Adviser for the performance fees for fiscal years 2019 and 2020.

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
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Ohio, Oregon, Texas, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Ohio, Oregon, Texas, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.
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
COVID-19
With the successful rollout of vaccination campaigns against COVID-19 in markets in which we operate, the macroeconomic outlook has improved in certain geographies with the return of more favorable economic conditions, including the removal of occupancy restrictions and government-mandated closures. However, uncertainty remains in the near-term surrounding risks of new economic restrictions and general uncertainty surrounding supply chains, disrupted travel, impacted social conditions and the labor markets.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Indebtedness
We expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of September 30, 2021, the outstanding principal balance of our variable rate indebtedness was $177.6 million and consisted of four mortgage loans.
Our mortgage loans are variable rate and indexed to the one-month and daily U.S. Dollar denominated LIBOR and SOFR. For the nine months ended September 30, 2021, a 10% increase in one-month and daily U.S. Dollar denominated LIBOR and SOFR would have resulted in increased interest expense of less than $0.01 million due to near zero interest rates.
Investment in real estate-related loans and securities

As of September 30, 2021, we held $69.0 million of investments in five real estate-related loans and eight CMBS. Our investments are floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the nine months ended September 30, 2021, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from our real estate-related loans and securities of less than $0.01 million due to near zero interest rates.
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
LIBOR Transition
In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on September 30, 2023. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate (although the secured overnight financing rate has been proposed as an alternative to U.S.-dollar LIBOR). A substantial portion of our loans, investment securities, borrowings and interest rate derivatives are indexed to LIBOR or similar reference rates. Market participants anticipate that financial instruments tied to LIBOR will require transition to an alternative reference rate if LIBOR is no longer available. Our LIBOR-based loan agreements and borrowing arrangements generally specify alternative reference rates. The potential effect of the discontinuation of LIBOR on our interest income and expense cannot yet be determined and any changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

ITEM 1A.    RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021, and to the risk factors contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 16, 2021. In addition, the following risk factors should be considered.

We have a limited operating history, and our operating history should not be relied upon due to the changes to our business resulting from the Adviser Transition, including the engagement of the Adviser and Brookfield Oaktree Wealth Solutions LLC (the "Dealer Manager") and the changes to our board of directors, our executive officers and our investment portfolio. There is no assurance that we will be able to successfully achieve our investment objectives.

We have a limited operating history and we may not be able to achieve our investment objectives. In addition, our operating history should not be relied upon due to the changes to our business resulting from the Adviser Transition, including the engagement of the Adviser and the Dealer Manager and the changes to our board of directors, our executive officers and our investment portfolio. We cannot assure you that the past experiences of affiliates of the Adviser will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

While our investment strategy and the investment programs of the other investment funds, REITs, vehicles, accounts, products and other similar arrangements for which Brookfield currently acts, or will act in the future, as sponsor, general partner or manager to, or otherwise participate in, including proprietary accounts (“Other Brookfield Accounts”) each involve real estate-related investments and overlapping personnel, each of these accounts and strategies has distinct investment activities. Brookfield’s experience in managing Other Brookfield Accounts is not necessarily applicable to us. There can be no assurance that we will be able to successfully identify, make and realize upon any particular investment or generate returns for our investors (or that such returns will be commensurate with the risks associated with an investment in us). Furthermore, there can be no assurance that our investors will receive any distributions from us. Accordingly, an investment in us should only be considered by investors who can afford a loss of their entire investment.

The Adviser has engaged the Oaktree Adviser to select and manage our liquid investments and to manage certain of our real estate properties and real estate-related debt investments. The Adviser relies on the performance of the Oaktree Adviser in implementing the liquid investments portion of our investment strategy and the management of the real estate properties and real estate-related debt investments for which it is responsible.

The Adviser has engaged the Oaktree Adviser to select and manage our liquid investments and to manage certain of our real estate properties and real estate-related debt investments pursuant to sub-advisory agreements between the Adviser and the Oaktree Adviser. The Oaktree Adviser has and will continue to have substantial discretion, within our investment guidelines, to make decisions related to the acquisition, management and disposition of our liquid assets and the management of the real estate properties and real estate-related debt investments for which it is responsible. If the Oaktree Adviser does not succeed in managing the liquid investments portion of our investment strategy or successfully managing the real estate properties and real estate-related debt investments for which it is responsible, our performance will suffer. In addition, even though the Adviser has the ability to terminate the Oaktree Adviser at any time, it may be difficult and costly to terminate and replace the Oaktree Adviser.

The success of our Follow-On Public Offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.

The dealer manager for our Follow-On Public Offering is an affiliate of the Adviser. Our dealer manager is newly formed, and other than serving as dealer manager for the Follow-On Public Offering, the Dealer Manager has no experience acting as a dealer manager for a public offering of a non-listed REIT. The success of the Follow-On Public Offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in the Follow-On Public Offering, we may not be able to raise adequate proceeds through this offering to meet our investment objectives. In addition, the Dealer Manager may serve as dealer manager for other issuers, including Other Brookfield Accounts and other Oaktree accounts. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the Follow-On Public Offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through the Follow-On Public Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

Cash payments to redeem Operating Partnership interests will reduce cash available for distribution to our stockholders or to honor their repurchase requests under our share repurchase program.

The Operating Partnership’s limited partnership agreement provides that following any applicable waiting period, the holders of Operating Partnership units (other than us) generally have the right to cause the Operating Partnership to redeem all or a portion of their Operating Partnership units for, at the general partner’s sole discretion, shares of our common stock, cash, or a combination of both. An election to redeem Operating Partnership units for cash may reduce funds available for distribution to our stockholders or to honor our stockholders’ repurchase requests under our share repurchase program.

If the Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of the Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.

We may be subject to foreign currency risk and our risk management activities may adversely affect the performance of our operations.

While the majority of our portfolio will be concentrated in the United States, we may selectively invest in large global cities where Brookfield has comprehensive capabilities, such as Toronto, London, Sydney and Seoul. As a result, some of our assets and operations may be in countries where the U.S. dollar is not the functional currency. These operations pay distributions in currencies other than the U.S. dollar which we must convert to U.S. dollars prior to making distributions on our units. A significant depreciation in the value of such foreign currencies may have a material adverse effect on our business, financial condition and results of operations.

When managing our exposure to such market risks, we may use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments. The success of any hedging or other derivative transactions that we enter into generally will depend on our ability to structure contracts that appropriately offset our risk position. As a result, while we may enter into such transactions in order to reduce our exposure to market risks, unanticipated market changes may result in poorer overall investment performance than if the transaction had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.

Political instability and unfamiliar cultural factors could adversely impact the value of our investments.

We are subject to geopolitical uncertainties in all jurisdictions in which we operate, including the United States. We also make investments outside of the United States, which may expose us to additional risks not typically associated with investing in United States. We may not properly adjust to the local culture and business practices in such markets, and there is the prospect that we may partner with local persons who might not comply with our culture and ethical business practices; either scenario could result in the failure of our initiatives in new markets and lead to financial losses for us and our operating entities. There are risks of political instability in several of our major markets and in other parts of the world in which we conduct business, including, for example, the Korean Peninsula, from factors such as political conflict, income inequality, refugee migration, terrorism, the potential break-up of political or economic unions (or the departure of a union member) and political corruption; the materialization of one or more of these risks could negatively affect our financial performance.

Unforeseen political events in markets where we own and operate assets and may look to for further growth of our businesses, such as the United States, European and Asian markets, may create economic uncertainty that has a negative impact on our financial performance. Such uncertainty could cause disruptions to our businesses, including affecting the business of or our relationships with our tenants or service providers, as well as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar. Disruptions and uncertainties could adversely affect our financial condition, operating results and cash flows. In addition, political outcomes in the markets in which we operate may also result in legal uncertainty and potentially divergent national laws and regulations, which can contribute to general economic uncertainty. Economic uncertainty impacting us and our investments could be exacerbated by near-term political events, including those in the United States, Brazil, Europe, Asia and elsewhere.

We face risks relating to the jurisdictions of our operations.

Our operations are subject to significant political, economic and financial risks, which vary by jurisdiction, and may include:

•changes in government policies or personnel;
•restrictions on currency transfer or convertibility;
•changes in labor relations;
•less developed or efficient financial markets than in North America;
•fluctuations in foreign exchange rates;
•the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements;
•less government supervision and regulation;
•a less developed legal or regulatory environment;
•heightened exposure to corruption risk;
•political hostility to investments by foreign investors; and
•difficulty in enforcing contractual obligations and expropriation or confiscation of assets.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2021, we sold equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), as described below. As described in Note 11 to our consolidated financial statements, the Oaktree Adviser was entitled to an annual management fee payable monthly in cash or shares of common stock at the Oaktree Adviser's election.

During the nine months ended September 30, 2021, the Oaktree Adviser elected to receive its management fee in Class I shares and we issued 156,167 unregistered Class I shares to the Oaktree Adviser in satisfaction of the management fee for January through September. On June 30, 2021, we repurchased 181,226 shares from the Oaktree Adviser. During the nine months ended September 30, 2021, we issued 573,058 Class I shares and 1,373,353 Class C shares to feeder fund vehicles in private offerings.

During the three months ended September 30, 2021, we issued 52,963 unregistered Class I shares to the Oaktree Adviser in satisfaction of the management fee for July through September. During the three months ended September 30, 2021, we issued 458,951 Class C shares to feeder fund vehicles in private offerings.

Use of Proceeds from Registered Securities
On April 30, 2018, our Registration Statement on Form S-11 (File No. 333-223022), covering our public offering of up to $2.0 billion of common stock, was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of September 30, 2021, we had received net proceeds of $212.5 million from the Initial Public Offering and our private offerings (net of repurchases). The following table summarizes certain information about the Initial Public Offering proceeds therefrom:

	Class S Shares	Class I Shares	Class C Shares	Class T Shares	Class D Shares	Total
Offering proceeds:
Shares sold	19,555,094	2,792,112	1,373,353	—	—	23,720,559
Gross offering proceeds	$200,741,720	$115,699,665	$14,736,275	$—	$—	$331,177,660
Repurchases	(4,416,352)	(89,224,817)	—	—	—	(93,641,169)
Stockholder servicing fee	(17,178,470)	—	—	—	—	(17,178,470)
Selling commissions and dealer manager fees	(934,270)	—	—	—	—	(934,270)
Offering costs	(4,171,234)	(2,404,136)	(306,207)	—	—	(6,881,577)
Net offering proceeds	$174,041,394	$24,070,712	$14,430,068	$—	$—	$212,542,174

We primarily used the net proceeds from the Initial Public Offering toward the acquisition of $411.9 million in real estate and $113.0 million of real estate-related loans and securities and the repayment of our Credit Agreement. In addition to the net proceeds from the Initial Public Offering and our private offerings, we financed our acquisitions with $282.1 million of financing secured by our investments in real estate. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on our borrowings.

Share Repurchases
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”) subject to certain limited exceptions. Settlements of share repurchases will be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan, to shares the Adviser elects to receive instead of cash in respect of its management fee, or to shares issued to an affiliate of Brookfield in exchange for Class E units of the Operating Partnership that were issued to such entity in connection with its contribution of certain assets to the Operating Partnership in connection with the Adviser Transition. In addition, shares of our common stock are sold to certain feeder vehicles primarily created to hold our shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, we may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. In connection with the Adviser Transition, the Company has agreed to waive the Early Repurchase Deduction with respect to the share repurchase plan from the date of the Adviser Transition Agreement through the Transaction Effective Date.
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
On September 11, 2019, the board of directors of the Company, including a majority of the independent directors, adopted an arrangement to repurchase any shares of the Company’s Class I common stock that Oaktree Fund GP I, L.P. (the “Oaktree Investor”), an affiliate of the Company’s sponsor, acquired prior to the breaking of escrow in the Initial Public Offering. The board of directors approved the repurchase arrangement in recognition of the Oaktree Investor’s intent to subscribe for shares of the Company’s Class I common stock in an amount such that, together with all other subscriptions for the Company’s common stock, the escrow minimum offering amount was be satisfied.
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
Under the repurchase arrangement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the nine months ended September 30, 2021, the Company repurchased 6,186,397 shares from the Oaktree Investor at a price of $10.00 per share. As of September 30, 2021, the Oaktree Investor held 52,963 of the Company's outstanding Class I shares.
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

During the nine months ended September 30, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
January 1- January 31, 2020	—	—%	$—	—	—
February 1- February 29, 2020	—	—%	$—	—	—
March 1- March 31, 2020	40,271	0.22%	$10.2187	40,271	—
April 1- April 30, 2020	371,770	2.07%	$10.0000	—	—
May 1- May 31, 2020	364,842	1.95%	$10.0000	—	—
June 1- June 30, 2020	192,106	1.02%	$10.0367	25,373	—
July 1- July 31, 2020	151,250	0.79%	$10.0000	—	—
August 1- August 31, 2020	274,125	1.43%	$10.0000	—	—
September 1- September 30, 2020	364,500	1.88%	$10.0000	—	—
October 1- October 31, 2020	221,000	1.10%	$10.0000	—	—
November 1- November 30, 2020	343,650	1.68%	$10.0000	—	—
December 1- December 31, 2020	263,750	1.27%	$10.0000	—	—
January 1- January 31, 2021	322,116	1.55%	$10.1527	98,516	—
February 1 - February 28, 2021	300,538	1.41%	$10.0385	23,038	—
March 1 - March 31, 2021	952,352	4.41%	$10.0405	73,002	—
April 1 - April 30, 2021	1,766,728	7.90%	$10.0301	86,728	—
May 1 - May 31, 2021	1,281,298	5.76%	$10.0033	6,298	—
June 1 - June 30, 2021	976,226	4.39%	$10.1593	—	—
July 1 - July 31, 2021	1,066,047	4.79%	$10.0081	10,101
August 1 - August 31, 2021	52,299	0.24%	$10.9086	52,299
September 1 - September 30, 2021	18,596	0.08%	$11.1890	18,596
Total	9,323,464			434,222

(1)	6,367,623 shares were repurchased from the Oaktree Investor during the nine months ended September 30, 2021.

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

Brookfield Real Estate Income Trust Inc.

November 15, 2021	/s/ Zachary B. Vaughan
Date	Zachary B. Vaughan
Chief Executive Officer
(Principal Executive Officer)

November 15, 2021	/s/ Dana E. Petitto
Date	Dana E. Petitto
Chief Financial Officer
(Principal Financial Officer)

November 15, 2021	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Accounting Officer
(Principal Accounting Officer)