Form 10-K
period 2021-12-31
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2022-03-31
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____
Commission File Number: 333-255557

 Brookfield Real Estate Income Trust Inc.
(Exact name of registrant as specified in its charter)

Maryland	82-2365593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐   No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant's common stock. As of March 31, 2022, the issuer had the following shares outstanding: 3,916,110 shares of Class I common stock, 24,708,294 shares of Class S common stock, 3,479,275 shares of Class C common stock and 2,521,357 shares of Class E common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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

SUMMARY RISK FACTORS
An investment in shares of our common stock involves significant risks and is intended only for investors with a long-term investment horizon and who do not require immediate liquidity or guaranteed income. If we are unable to effectively manage the impact of these risks, we may not meet our investment objectives. Some of the more significant risks relating to an investment in shares of our common stock include:
•We have a limited operating history, and our operating history should not be relied upon due to the changes to our business resulting from the Adviser Transition (as defined below), including the engagement of the Brookfield REIT Adviser LLC (the "Adviser") and Brookfield Oaktree Wealth Solutions LLC (the “Dealer Manager”) and the changes to our board of directors, our executive officers and our investment portfolio. There is no assurance that we will be able to successfully achieve our investment objectives.
•We have held our current investments for a short period of time and our stockholders will not have the opportunity to evaluate our future investments before we make them, which makes an investment in our common stock more speculative.
•Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan will provide stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•We cannot guarantee that we will make distributions, and if we do, we may fund such distributions from sources other than cash flow from operations, and we have no limits on the amounts we may pay from such sources.
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
•We have no employees and are dependent on the Adviser to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Brookfield Accounts (as defined below), the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.

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
•Our operating results will be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located, including changes with respect to rising vacancy rates or decreasing market rental rates, fluctuations in the average occupancy, inability to lease space on favorable terms, bankruptcies, financial difficulties or lease defaults by our tenants, and changes in government rules, regulations and fiscal policies, such as property taxes, zoning laws, limitations on rental rates, and compliance costs with respect to environmental and other laws.
•The coronavirus (“COVID-19”) pandemic may have an adverse impact on our NAV, results of operations, cash flows and fundraising, ability to source new investments, obtain financing, fund distributions to stockholders and satisfy repurchase requests, among other factors.
•If we fail to maintain our qualifications as a real estate investment trust (“REIT”) and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease as a result of being subject to corporate income tax.

ITEM 1. BUSINESS
References herein to “Brookfield Real Estate Income Trust,” the “Company,” “we,” “us,” or “our” refer to Brookfield Real Estate Income Trust Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.
History and Development of the Company
We are a Maryland corporation formed on July 27, 2017 to invest in commercial real estate. We seek to acquire well-located, high quality commercial assets that generate strong current cash flow and could further appreciate in value through our proactive, best-in-class portfolio management strategies. We qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We are structured as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”), which means that we own substantially all of our assets through its operating partnership, Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”). We are externally managed by the Adviser, an affiliate of Brookfield Asset Management Inc. (together with its affiliates, “Brookfield”). Prior to the Adviser Transition that occurred on November 2, 2021, we were externally managed by Oaktree Fund Advisors, LLC (the “Sub-Adviser” or the "Oaktree Adviser"), an affiliate of Oaktree Capital Management, L.P (together with its affiliates, “Oaktree”).
On July 15, 2021, we entered into an adviser transition agreement (the “Adviser Transition Agreement”) with the Adviser and the Oaktree Adviser. Pursuant to the Adviser Transition Agreement, we consummated a series of related transactions and actions that we refer to collectively as the “Adviser Transition,” including, but not limited to, the following: (i) the resignation of Oaktree Adviser as our adviser and the engagement of the Adviser as our adviser; (ii) the engagement of the Sub-Adviser to (x) manage certain of our real estate properties (the “Equity Option Investments”) and real estate-related debt investments (the “Debt Option Investments” and, together with the Equity Option Investments, the “Oaktree Option Investments”) that we acquired prior to the consummation of the Adviser Transition and (y) select and manage our liquid assets (cash, cash equivalents, other short-term investments, U.S. government securities, agency securities, corporate debt, liquid real estate-related equity or debt securities and other investments for which there is reasonable liquidity) (the “Liquidity Sleeve”); (iii) the filing of an amendment to our charter to change our name from “Oaktree Real Estate Income Trust, Inc.” to “Brookfield Real Estate Income Trust Inc.”; (iv) our entry into an Option Investments Purchase Agreement (the “Option Investments Purchase Agreement”) with the Oaktree Adviser, pursuant to which the Oaktree Adviser may purchase the Operating Partnership's entire interest in the Equity Option Investments or the Debt Option Investments, or both, subject to certain restrictions; (v) the contribution of certain properties to the Operating Partnership by Brookfield in exchange for shares of our Class E common stock and Class E units of the Operating Partnership; (vi) the disposition of certain of our existing real estate properties and real estate-related debt investments; (vii) the engagement of the Dealer Manager; (viii) the resignation of members and the appointment of new members of our board of directors; (ix) the resignation of certain of our executive officers and the appointment of certain new executive officers; (x) the filing of Articles Supplementary to our charter designating a new class of common stock as Class E shares; and (xi) the termination of our line of credit with Oaktree Fund GP I, L.P. (the “Oaktree Investor”), an affiliate of Oaktree, and our entry into a credit agreement with an affiliate of Brookfield providing for a new line of credit.
On April 30, 2018, the Securities and Exchange Commission (the “SEC”), declared effective our registration statement on Form S-11 (File No. 333-223022) for our initial public offering of up to $1,600,000,000 in shares in our primary offering and up to $400,000,000 in shares pursuant to our distribution reinvestment plan (the “Initial Public Offering”). As of December 6, 2019, we had satisfied the minimum offering requirement for the Initial Public Offering and our board of directors authorized the release of proceeds from escrow. As of such date, the escrow agent released gross proceeds of approximately $150.0 million (including approximately $86.9 million that was funded by the Oaktree Investor) to us in connection with the sale of shares of our common stock.
On November 2, 2021, the SEC declared effective our registration statement on Form S-11 (File No. 333-255557) for our follow-on public offering of up to $6,000,000,000 in shares in our primary offering and up to $1,500,000,000 in shares pursuant to our distribution reinvestment plan (the “Follow-On Public Offering” or the "Offering"). The Initial Public Offering terminated upon the commencement of the Follow-On Public Offering.
Pursuant to the Follow-On Public Offering, we are offering to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Follow-On Public Offering will vary and will generally equal our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.
As of March 31, 2022, we had received aggregate offering proceeds of $379,629,994 from selling an aggregate 34,625,036 shares of our common stock (consisting of 24,708,294 Class S shares, 3,916,110 Class I shares, 3,479,275 Class C shares and 2,521,357 Class E shares). We have primarily used the net proceeds to make investments in real estate, real estate-related debt and real estate-related securities.
Business Overview
Our primary investment objectives are to:
•Provide sustainable, stable income in the form of regular cash distributions to our stockholders;
•Protect and preserve invested capital;
•Generate appreciation from asset and market selection and hands-on direct property operations to grow cash flows; and
•Provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to high-quality commercial and residential real estate with lower volatility than publicly traded companies.
Our investment strategy is to invest in a diversified portfolio of:
•Income-producing real estate: High-quality properties in desirable locations – primarily income-producing U.S. commercial real estate with upside potential through active asset management;
•Real estate-related debt: Performing real estate debt, primarily commercial first mortgages and mezzanine loans; and
•Real estate-related securities: Real estate-related securities, structured products and cash equivalents for purposes of liquidity management.
We anticipate approximately 80% of our portfolio (potentially ranging between 65% and 90%) will be comprised of income-producing real estate, and approximately 20% of our portfolio (potentially ranging between 10% and 35%) will be comprised of real estate-related debt and real estate-related securities. We expect that our real property investments will primarily be concentrated in multifamily properties, with the balance held in logistics, office and alternative sector assets, including studio/creative real estate and single-family rental homes. We may selectively invest in grocery-anchored retail properties, limited service or extended-stay hotel properties and additional alternative real estate sectors where we have meaningful capabilities such as self-storage, life sciences, senior living, and student housing. The majority of our portfolio will be concentrated in the United States, but we may selectively invest in large global cities where our sponsor, Brookfield, has comprehensive capabilities, such as Toronto, London, Sydney and Seoul. We expect that our real property investments will generally be fee simple interests, but may also include leasehold interests. Importantly, the percentage of our portfolio that is invested in each investment type may vary from time to time due to factors such as larger inflows of capital over a short period of time, availability of attractive investment opportunities or an increase in anticipated cash requirements for our share repurchase plan.
We seek to achieve attractive risk-adjusted returns through investments in real estate assets with an emphasis on stable current income and long-term growth potential. Consistent with Brookfield's and Oaktree’s shared investment philosophy, we seek to achieve attractive returns and mitigate downside risk by identifying price discounts relative to intrinsic value and replacement cost. Our real estate-related debt strategy seeks to achieve high current income and superior risk-adjusted returns. Our real estate-related debt investments focus on performing real estate-related debt where the investment strategy is not intended to result in real estate ownership. Investments are anticipated to include agency securities, commercial mortgage backed securities (“CMBS”), residential mortgage-backed securities, mezzanine loans, commercial first mortgages, residential mortgages, subordinated secured debt, and real estate-related corporate debt.
Our investments in real estate-related securities, in addition to serving our investment purposes, will also provide a source of liquidity for our share repurchase plan and cash management.
Our Adviser
We are externally managed by the Adviser, Brookfield REIT Adviser LLC. The Adviser is an affiliate of Brookfield, our sponsor. Pursuant to an advisory agreement among us, the Operating Partnership and the Adviser (the “Advisory Agreement”), the Adviser is responsible for implementing our investment strategy, which includes making investment decisions in constructing our portfolio and providing related portfolio management services, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors. The Adviser is also responsible for oversight over our other service providers. For so long as the Advisory Agreement is in effect, the Adviser has the right to nominate, subject to the approval of such nomination by our board of directors, four affiliated directors to the slate of directors to be voted on by the stockholders at our annual meeting of stockholders; provided, however, that such number of director nominees shall be reduced as necessary by a number that will result in a majority of directors being independent directors. Our board of directors must also consult with the Adviser in connection with (i) its selection of each independent director for nomination to the slate of directors to be voted on at the annual meeting of stockholders, and (ii) filling any vacancies created by the removal, resignation, retirement or death of any director. The Adviser performs its duties as a fiduciary under the Advisory Agreement.
Our Sub-Adviser
The Adviser has engaged the Sub-Adviser, Oaktree Fund Advisors, LLC as our sub-adviser to (i) perform the functions related to selecting and managing the Liquidity Sleeve pursuant to a sub-advisory agreement (the "Liquidity Sleeve Sub-Advisory Agreement") and (ii) manage the Oaktree Option Investments pursuant to a separate sub-advisory agreement (together with the Liquidity Sleeve Sub-Advisory Agreement, the “Sub-Advisory Agreements”).
Pursuant to the Liquidity Sleeve Sub-Advisory Agreement, the Sub-Adviser provides services related to the acquisition, management and disposition of the Liquidity Sleeve in accordance with our investment objectives, strategy, guidelines, policies and limitations. Pursuant to the Oaktree Assets Sub-Advisory Agreement, the Sub-Adviser manages the Oaktree Option Investments. The fees paid to the Sub-Adviser pursuant to the Sub-Advisory Agreements will not be paid by us, but will instead be paid by the Adviser out of the management and performance fees that we pay to the Adviser. The Sub-Adviser performs its duties and serves as a fiduciary under the Sub-Advisory Agreements.
Our Sponsor
Brookfield is a leading global alternative asset manager with approximately $690 billion of assets under management as of December 31, 2021, across real estate, infrastructure, renewable power and transition, private equity and credit. Brookfield owns and operates long-life assets and businesses, many of which help support the backbone of today’s global economy. Brookfield uses its global reach, access to large-scale capital and operational expertise to offer a range of alternative investment products to investors around the world—including public and private pension plans, endowments and foundations, sovereign wealth funds, financial institutions, insurance companies and private wealth investors.
The Dealer Manager
Brookfield Oaktree Wealth Solutions LLC serves as the dealer manager for the Follow-On Public Offering. The Dealer Manager was formed in 2021 and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and an affiliate of the Adviser. The Dealer Manager manages our relationships with participating broker-dealers and financial advisors, and coordinates marketing and distribution efforts with participating broker-dealers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures.

The Operating Partnership
We own substantially all of our interests in our investments through Brookfield REIT Operating Partnership LP, a Delaware limited partnership, or its subsidiaries. Brookfield REIT OP GP LLC, our wholly-owned subsidiary, is the sole general partner of the Operating Partnership. We contribute substantially all the proceeds received from our public and private offerings of common stock to the Operating Partnership in exchange for partnership units, representing our interest as a limited partner of the Operating Partnership. The use of our Operating Partnership to hold all of our assets is referred to as an UPREIT. Using an UPREIT structure may give us an advantage in acquiring properties from persons who want to defer recognizing a gain for U.S. federal income tax purposes.
Allocation of Investment Opportunities
Investment opportunities identified by the Adviser and its affiliates that are within the scope of our investment objectives and strategy generally are expected to be presented to us. Notwithstanding the foregoing, the other investment funds, REITs, vehicles, accounts, products and other similar arrangements for which Brookfield currently acts, or will act in the future, as sponsor, general partner or manager to, or otherwise participate in, including proprietary accounts (“Other Brookfield Accounts”), in certain cases, will have overlapping investment objectives with us or priority over us with respect to investment opportunities that meet both our and such Other Brookfield Account’s investment objectives.
Where our investment objectives overlap with the investment objectives of one or more Other Brookfield Accounts, investment opportunities will be allocated on a basis that Brookfield believes is fair and equitable taking into account various factors (the “Allocation Principles”), including (a) the size, nature, location and type of the investment opportunity (including the risk and return profiles of the investment and expected holding period and other attributes), (b) the nature of the investment focus, objectives, and strategies and target rates of return and target income streams of our company and such Other Brookfield Accounts (including the investment guidelines and limitations governing our company and such Other Brookfield Accounts), (c) the relative amounts of capital available for investment, (d) principles of diversification of assets, (e) the expected future capacity of our company and Other Brookfield Accounts, (f) cash and liquidity needs, including for pipeline, follow-on and other opportunities pursued by our company and such Other Brookfield Accounts, (g) the availability of other appropriate or similar investment opportunities and (h) other considerations deemed relevant by Brookfield (including legal, regulatory, tax, structuring, compliance, investment specific, timing and similar considerations). The factors considered by Brookfield in allocating investments among our company and Other Brookfield Accounts are expected to change over time (including to consider new, additional factors) and different factors are likely to be emphasized or be considered less relevant with respect to different investments. In some cases this will result in certain transactions being shared among our company and one or more Other Brookfield Accounts, while in other cases it will result in our company or one or more Other Brookfield Accounts being excluded from an investment entirely.
In particular, Other Brookfield Accounts include an open-end private fund whose primary objective is to seek investments in high-quality properties located primarily in major markets in the United States, and other open-end private funds with similar investment strategies in other parts of the world, including Europe and Australia (collectively, the “Open-Ended Core Plus Funds”). Investment opportunities that are appropriate for the Open-Ended Core Plus Funds often require asset management or repositioning activities that are generally expected to result in greater appreciation potential than investment opportunities that are allocated to us, but in many cases will not be expected to generate sufficient stable current income to be consistent with our investment objectives and strategy. However, since the Open-Ended Core Plus Funds’ investment objectives do overlap with ours, we expect that from time to time investment opportunities that fit the investment criteria of both us and one of the Open-Ended Core Plus Funds will arise. Such opportunities will be allocated in accordance with the Allocation Principles. In addition, Brookfield manages certain Other Brookfield Accounts that invest in real estate debt. Brookfield generally expects to offer debt investment opportunities to its real estate debt funds before offering them to us because, while we expect to selectively invest in real estate debt, our investment strategy focuses primarily on equity investments. Brookfield also manages Other Brookfield Accounts that target “opportunistic” returns, Other Brookfield Accounts that focus on real estate secondary investments (which include, among other things, investments in pooled investment vehicles managed by third parties or recapitalization of third-party managed investment vehicles (in whole or in part)) and Other Brookfield Accounts that focus on single family rental properties, each of which is expected to receive allocations of investment opportunities suitable for their investment mandates before such opportunities are offered to us.
Further, Brookfield may source future investment opportunities related to, or arising from, an existing investment, and such future investment opportunities may be allocated to an Other Brookfield Account instead of us because of timing or other considerations, such as lack of required available funds. These subsequent investments may dilute or otherwise adversely affect our interests or the interests of the previously invested Other Brookfield Account. As a result of the foregoing, opportunities sourced by Brookfield that would otherwise be suitable for us may not be available to us, or we may receive a smaller allocation of such opportunities than would otherwise have been the case.

Leverage
Subject to maintaining our REIT qualification, we expect that we will use leverage. Our target leverage ratio is within the 50% to 60% range of our gross real estate assets (measured using the greater of fair market value and purchase price, including equity in our securities portfolio), inclusive of property-level and entity-level debt (i.e., debt incurred by us or the Operating Partnership), net of cash, but excluding debt on our securities portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio.
We have limits in our charter prohibiting us from borrowing more than 300% of our net assets, which approximates borrowing 75% of the cost of our investments. We may exceed this limit if a majority of our independent directors approves each borrowing in excess of the limit and we disclose the justification for doing so to our stockholders.
Financing a portion of the purchase price of our assets will allow us to broaden our portfolio by increasing the funds available for investment. Financing a portion of the purchase price is not free from risk, however, as using debt requires us to pay interest and principal, referred to as “debt service,” all of which decrease the amount of cash available for distribution to our stockholders or other purposes. We may also be unable to refinance the debt at maturity on favorable or equivalent terms, if at all, exposing us to the potential risk of loss with respect to assets pledged as collateral for loans. Certain of our debt is floating rate and the effective interest rates on such debt will increase when the relevant interest benchmark increases.
Investments in Real Estate
The following table details the Company's properties as of December 31, 2021:

Investment(1)	Location	Type	Acquisition Date	Square Feet/Units	Ownership Percentage(2)	Purchase Price(3)
Anzio Apartments	Atlanta, GA	Multifamily	Apr-19	448	90.0%	$59.2
Arbors of Las Colinas	Dallas, TX	Multifamily	Dec-20	408	90.0%	63.5
1110 Key Federal Hill	Baltimore, MD	Multifamily	Sep-21	224	100.0%	73.6
Domain	Orlando, FL	Multifamily	Nov-21	324	100.0%	74.1
The Burnham	Nashville, TN	Multifamily	Nov-21	328	100.0%	129.0
Flats on Front	Wilmington , NC	Multifamily	Dec-21	273	100.0%	97.5
Verso Apartments	Beaverton, OR	Multifamily	Dec-21	172	100.0%	74.0
Two Liberty Center	Arlington, VA	Office	Aug-19	179,000	96.5%	91.2
Lakes at West Covina	Los Angeles, CA	Office	Feb-20	177,000	95.0%	41.0
Principal Place(4)	London, UK	Office	Nov-21	644,000	20.0%	99.8
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	Nov-21	208,000	100.0%	17.2
8400 Westphalia Road	Upper Marlboro, MD	Logistics	Nov-21	100,000	100.0%	27.0
McLane Distribution Center	Lakeland, FL	Logistics	Nov-21	211,000	100.0%	27.3
DreamWorks Animation Studios	Glendale, CA	Alternatives	Dec-21	497,000	100.0%	326.5
Single Family Rental Portfolio	Various	Alternatives	Various	14	100.0%	3.8
						$1,204.7

(1)	Includes our consolidated property investments and our unconsolidated investment in Principal Place.
(2)	The joint venture agreements entered into by the Company provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.
(3)	Purchase price in millions. Excludes acquisition costs.
(4)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.

Investments in Real Estate-Related Loans and Securities
The following tables detail the Company's investments in real estate-related debt and real estate-related securities as of December 31, 2021:
Real Estate-Related Loans

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(3)	$25,000,000	$(163,601)	$24,836,399
111 Montgomery(4)	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2024	Principal due at maturity	none	1,439,853	(91,409)	1,348,444
The Avery Senior Loan(4)	The Avery Condominium San Francisco, California	L+7.30%	February 2024	Principal due at maturity	none	7,655,908	(65,170)	7,590,738
The Avery Mezzanine Loan(4)	The Avery Condominium San Francisco, California	L+12.50%	February 2024	Principal due at maturity	$200.1 million(5)	1,802,408	(14,619)	1,787,789
						$35,898,169	$(334,799)	$35,563,370

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of December 31, 2021, one-month LIBOR was equal to 0.10%.
(2)	There are no delinquent principal or interest payments as of December 31, 2021.
(3)	The IMC/AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.
(4)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

(5)	The Avery Mezzanine Loan is subordinate to an Oaktree first mortgage loan of $200.1 million.
Real Estate-Related Securities

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Fair Value
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	$3,700,000	$3,614,530
CGCMT 2020-WSS F	WoodSpring Suites Extended Stay Hotel	L+2.71%	2/16/27	Principal due at maturity	3,160,000	3,000,378
BAMLL 2021-JACX F	The JACX Office Towers Queens, NY	L+5.00%	9/15/38	Principal due at maturity	5,100,000	5,100,000
BX 2021 SDMF J	San Diego Multifamily Portfolio	L+4.03%	9/15/23	Principal due at maturity	7,800,000	7,796,100
					$19,760,000	$19,511,008

(1)	The term "L" refers to the one-month LIBOR. As of December 31, 2021, one-month LIBOR was equal to 0.10%.

Taxation of the Company
We qualified as a REIT under the Code for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally must distribute annually at least 90% of our taxable net income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
Regulation
As an owner of real estate, we are subject to various environmental, securities, tax, property, housing (including laws related to rent and tenant rights) and other laws of federal, state and local governments. Compliance with federal, state and local laws is not expected to have a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not expect to incur material expenditures to comply with these laws and regulations.
Competition
The activity of identifying, completing and realizing attractive real estate and real estate-related investments is highly competitive. We face competition for investments from other real estate investment vehicles, as well as individuals and companies, publicly-traded REITs, financial institutions (such as mortgage banks and pension funds), hedge funds and investment funds affiliated with other financial sponsors or institutional real estate investors, private equity and debt investors, and credit vehicles. Further, over the past several years, many real estate funds and publicly traded REITs have been formed (and many such existing funds have grown in size) for the purpose of investing in real estate assets and real estate debt. In recent years, hedge funds and other participants have also become increasingly active in the private mezzanine market. Other Brookfield Accounts, particularly those with investment strategies that overlap with ours, may create competition for investment opportunities. Many of these entities may have greater access to capital to make investments than we have. In the face of this competition, we have access to our Adviser’s and Brookfield’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities.
Human Capital
We do not currently have any employees and rely on our Adviser to provide us with investment advisory services. These services are provided by individuals who are employees of our Adviser or one of its affiliates and each of our officers is an employee of our Adviser or one of its affiliates. Our executive officers also serve as officers of our Adviser and certain of its affiliates. Our Adviser is responsible for administering our business activities and day-to-day operations and providing us our executive management team, principal investment team and appropriate support personnel. Pursuant to the Advisory Agreement, our Adviser is entitled to receive a base management fee, a performance fee and expense reimbursements.
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Brookfield, including the Adviser and its affiliates. See Item 1A - “Risk Factors - Risks Related to our Relationship with Brookfield.”
Available Information
Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at www.sec.gov or from our website at www.BrookfieldREIT.com. We are providing the address to our website solely for the information of investors. The information on our website is not part of or incorporated by reference into this report.

ITEM 1A. RISK FACTORS
Risks Related to Our Organizational Structure
We have a history of net losses and an accumulated deficit.
We had an accumulated deficit of $23,608,973 as of December 31, 2021. We also had net losses attributable to stockholders under U.S. Generally Accepted Accounting Principles ("GAAP") of $2,437,851 and $4,722,878 for the years ended December 31, 2020 and 2019, respectively. It is possible that we will continue to experience net losses and to accumulate additional deficits, which may negatively affect the value of our shares of common stock.

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
While our investment strategy and the investment programs of Other Brookfield Accounts each involve real estate-related investments and overlapping personnel, each of these accounts and strategies has distinct investment activities. Brookfield’s experience in managing Other Brookfield Accounts is not necessarily applicable to us. There can be no assurance that we will be able to successfully identify, make and realize upon any particular investment or generate returns for our investors (or that such returns will be commensurate with the risks associated with an investment in us). Furthermore, there can be no assurance that our investors will receive any distributions from us. Accordingly, an investment in us should only be considered by investors who can afford a loss of their entire investment
We have held our current investments for a short period of time and our stockholders will not have the opportunity to evaluate our future investments before we make them, which makes an investment in our common stock more speculative.
We have held our current investments for a limited period of time and are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related securities that we may acquire in the future, except for investments that may be described in one or more supplements to the prospectus for the Offering. We will continue to seek to invest substantially all of the net offering proceeds from the Offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and real estate-related investments. However, because investors will be unable to evaluate the economic merit of our investments before we make them, investors will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. There can be no assurance that the Adviser will be successful in obtaining suitable investments or that, if such investments are made, our investment objectives will be achieved. Furthermore, the Adviser has broad discretion in selecting the properties we will invest in and the tenants of those properties, and investors will not have the opportunity to evaluate potential investments. These factors increase the risk that an investment in our common stock may not generate returns comparable to other real estate investment alternatives.
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
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share), and not based on the price at which stockholders initially purchased their shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 98% of the transaction price (the "Early Repurchase Deduction"). As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan.

Repurchases through our share repurchase plan are limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase will be limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV as of the last day of the previous calendar quarter. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month is not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
The vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of us as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Furthermore, our board of directors may agree for the benefit of one or more of our stockholders to restrict repurchases in a manner that is intended to result in our being treated as a “domestically controlled” REIT within the meaning of Section 897(h)(4)(B) of the Code. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, stockholders' ability to have their shares repurchased by us may be limited and at times stockholders may not be able to liquidate their investment.
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
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this report. Our board of directors (or a duly authorized committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and other tax considerations, Investment Company Act of 1940, as amended (the “Investment Company Act”) exemptions, capital expenditure requirements and applicable law. Among the factors that could impair our ability to make distributions to our stockholders are:
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

As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of our shares. For the year ended December 31, 2021, 100% of our distributions were funded by cash flows from operations.
We may pay distributions and fund share repurchases from sources other than our cash flow from operations and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, particularly in the earlier part of the Offering, we may fund distributions to our stockholders from sources other than cash flow from operations. Similarly, we may fund share repurchases from sources other than our cash flow from operations. The extent to which we pay distributions and fund share repurchases from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, level of share repurchase requests, the extent to which the Adviser elects to receive its management or performance fees in Class E or Class I shares or Class E or Class I units of the Operating Partnership, how quickly we invest the proceeds from this and any future offering and the performance of our investments along with tax and Investment Company Act considerations relating thereto.
Funding distributions from the proceeds of the sale of properties and other real estate-related assets that we acquire, the repayment of loans that we acquire or originate, borrowings, return of capital or proceeds of the Offering will result in a reduction of assets available to acquire properties or other real estate-related investments. Share repurchases would also result in such a reduction of assets available to acquire properties or other real estate-related investments. As a result, the return stockholders realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute existing stockholders' interest in us on a percentage basis and may impact the value of stockholders' investments, especially if we sell these securities at prices less than the price they paid for their shares. Funding share repurchases from the sale of additional securities will impact the value of stockholders' investments if we sell these securities at prices less than the price at which we repurchase shares. We may be required to continue to fund our regular distributions and share repurchases from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions or repurchases that may be paid from any of these sources. We believe that the likelihood that we pay distributions and fund share repurchases from sources other than cash flow from operations will be higher in the early stages of the Offering.
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
In addition, as noted above, we may defer operating expenses or pay expenses (including the fees of the Adviser) with shares of our common stock in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on our shares. The payment of expenses in shares of our common stock will dilute stockholders' ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser is are under no obligation to receive fees in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.
Payments to the Adviser in respect of any common stock or Operating Partnership units it elects to receive in lieu of fees will dilute future cash available for distribution to our stockholders.
The Adviser may choose to receive our common stock or Operating Partnership units, respectively, in lieu of certain fees. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Adviser are required to be repurchased, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases from the Adviser of our shares that were paid to the Adviser as management or performance fees are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction, and such repurchases receive priority over other shares for which repurchase is requested during such period.

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
For the purposes of calculating our monthly NAV, our properties will initially be valued at cost, which we expect to represent fair value at that time. Thereafter, the calculation of our monthly NAV will be determined by the Adviser based in part on annual appraisals of each of our properties by independent third-party appraisal firms that are reviewed by our independent valuation advisor and updated appraisals prepared by our independent valuation advisor of our properties in any month that does not include appraisals by an independent third-party appraisal firm for such properties. Our investments in real estate securities will initially be valued at cost, and thereafter will be valued monthly by the Adviser using quotations from third party pricing vendors. The independent valuation advisor will prepare monthly appraisals of our real estate related debt investments and property-level debt liabilities.
Although monthly valuations of each of our real properties will be prepared by our independent valuation advisor, such valuations are based on asset and portfolio level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, budgeted revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will be reviewed and professional skepticism applied as to its reasonableness but will not be independently verified by our independent valuation advisor.
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
We anticipate that appraisals for a portion of our portfolio of properties will be conducted at least once per month. Annual appraisals of our properties will be conducted by an independent third-party appraisal firm on a rolling basis, such that properties may be appraised at different times but each property (other than single family rental properties) would be appraised by an independent third-party appraisal firm at least once per year. In any month where an independent third-party appraisal firm does not prepare an appraisal for a property, our independent valuation advisor will prepare an appraisal for such property (other than international properties, which an independent third-party appraisal firm provides monthly update appraisals). When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new monthly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Adviser’s and the Sub-Adviser's determination of our monthly NAV per share will be based in part on annual appraisals of each of our properties by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor or appraisals provided directly by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser and the Sub-Adviser, as applicable, will review appraisal reports and monitor our properties and real estate-related investments, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related investments or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods used by the Adviser, the Sub-Adviser and State Street Bank and Trust Company ("State Street") to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and our stockholders should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles. These valuations may differ from actual values that could be realized in the event that we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Adviser’s management and performance fees.
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

Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. Further, our board of directors has approved a share repurchase arrangement whereby we will offer to repurchase shares or Operating Partnership units held by BUSI II-C L.P. (the “Brookfield Investor”), an affiliate of Brookfield, provided that no such repurchase will be made during any month in which the full amount of all shares requested to be repurchased under our share repurchase plan is not repurchased. As a result of this share repurchase arrangement, it is expected that our aggregate NAV will not grow as quickly as it otherwise might as a result of our continuous offering and we may not have capital to make new investments until the shares and Operating Partnership units owned by the Brookfield Investor are fully repurchased, which will exacerbate the risks described above.
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
Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:
•staggering the board of directors into three classes;
•requiring a two-thirds vote of stockholders to remove directors;
•providing that only the board of directors can fix the size of the board;
•providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and
•providing for a majority requirement for the calling by stockholders of a special meeting of stockholders.
These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three. In addition, for so long as the Advisory Agreement is in effect, the Adviser has the right to nominate, subject to the approval of such nomination by our board of directors, four affiliated directors to the slate of directors to be voted on by the stockholders at our annual meeting of stockholders; provided, however, that such number of director nominees shall be reduced as necessary by a number that will result in a majority of directors being independent directors. Our board of directors must also consult with the Adviser in connection with (i) its selection of each independent director for nomination to the slate of directors to be voted on at the annual meeting of stockholders, and (ii) filling any vacancies created by the removal, resignation, retirement or death of any director. These and other provisions in our charter and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer or proxy contest involving our company. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future.
Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which he or she would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:
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
These super-majority voting requirements do not apply if, among other things, our stockholders receive a minimum price (as set forth in the Maryland General Corporation Law (the "MGCL") for their common stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder.
The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time the interested stockholder becomes an interested stockholder. Our board of directors has adopted resolutions exempting any business combination involving us and any person, including Brookfield, the Adviser, Oaktree and the Sub-Adviser from the provisions of this law, provided that such business combination is first approved by our board of directors.
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
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”), and Maryland law. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our directors and certain of our officers. As a result, our stockholders and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce our stockholders' and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors or officers, or the Adviser and its affiliates, for any liability or loss suffered by them or hold our directors or officers, the Adviser and its affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Adviser and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.
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
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock (of which 225,000,000 shares are classified as Class T shares, 225,000,000 shares are classified as Class S shares, 100,000,000 shares are classified as Class D shares, 100,000,000 shares are classified as Class C shares, 100,000,000 shares are classified as Class E shares and 250,000,000 shares are classified as Class I shares) and 50,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in the Offering or future public offerings (including using prices based on our NAV as of a different time than the applicable NAV used in our Offering); (2) issue equity interests in private offerings (including using prices based on our NAV as of a different time than the applicable NAV used in our Offering); (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; or (4) issue shares or our common stock or Operating Partnership units to the Adviser, or its respective successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us, or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional shares, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of the Operating Partnership, stockholders’ percentage ownership interest in our assets will be diluted. Because certain classes of the units of the Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, you may experience substantial dilution in your percentage ownership of our shares or your interests in the underlying assets held by the Operating Partnership.
Our UPREIT structure may result in potential conflicts of interest with the Operating Partnership or limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.
Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their direction of the management of our company. At the same time, we are the sole member of the general partner of the Operating Partnership and have authority to make all decisions on behalf of such general partner. The general partner has duties to the Operating Partnership and to the limited partners under Delaware law in connection with the management of the Operating Partnership. Under Delaware law, the general partner of a Delaware limited partnership has fiduciary duties of care and loyalty, and an obligation of good faith, to the partnership and its partners. While these duties and obligations cannot be eliminated entirely in the limited partnership agreement, Delaware law permits the parties to a limited partnership agreement to specify certain types or categories of activities that do not violate the general partner’s duty of loyalty and to modify the duty of care and obligation of good faith, so long as such modifications are not unreasonable. These duties as general partner of the Operating Partnership to the partnership and its partners may come into conflict with the interests of our company. Under the partnership agreement of the Operating Partnership, upon the admission of a person other than one of our subsidiaries as a limited partner in the Operating Partnership, the limited partners of the Operating Partnership expressly agree that the general partner of the Operating Partnership is acting for the benefit of the Operating Partnership, our company and our stockholders, collectively. The general partner of the Operating Partnership is under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause the Operating Partnership to take or decline to take any actions. If there is a conflict between our interests and the interests of our stockholders, on the one hand, and the interests of the limited partners of the Operating Partnership other than us or our subsidiaries, on the other, that cannot be resolved in a manner not adverse to either, the partnership agreement provides that such conflict will be resolved in favor of our stockholders, and the general partner of the Operating Partnership will not be liable for losses sustained by the limited partners in connection with such decisions provided it acted in good faith.
Additionally, the partnership agreement of the Operating Partnership expressly limits the general partner’s liability by providing that the general partner will not be liable to the Operating Partnership or its limited partners for errors in judgment or other acts or omissions not amounting to willful misconduct or gross negligence since provision has been made in the partnership agreement for exculpation of the general partner. In addition, the Operating Partnership is required to indemnify the general partner for liabilities the general partner incurs in dealings with third parties on behalf of the Operating Partnership. To the extent that the indemnification provisions purport to include indemnification of liabilities arising under the Securities Act, in the opinion of the SEC, such indemnification is contrary to public policy and therefore unenforceable.
The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict the general partner’s fiduciary duties.
Tax protection agreements could limit our ability to sell or otherwise dispose of property contributed to the Operating Partnership.
In connection with a contribution of property to the Operating Partnership, the Operating Partnership may enter into a tax protection agreement with the contributor of such property that provides that if we dispose of any interest in the contributed property in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor for its tax liabilities attributable to the built-in gain that exists with respect to such property interests, and the tax liabilities incurred as a result of such tax protection payment. Therefore, although it may be in our stockholders’ best interests that we sell the contributed property, it may be economically prohibitive for us to do so because of these obligations.
Tax protection agreements may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.
Under a tax protection agreement, the Operating Partnership may provide the contributor of property the opportunity to guarantee debt or enter into a deficit restoration obligation. If we fail to make such opportunities available, we may be required to deliver to such contributor a cash payment intended to approximate the contributor’s tax liability resulting from our failure to make such opportunities available to that contributor and the tax liabilities incurred as a result of such tax protection payment. These obligations may require the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business.
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
We intend to conduct our operations so that neither we, nor the Operating Partnership, or our respective subsidiaries are required to register as an investment company under the Investment Company Act. However, there can be no assurance that we will be able to successfully avoid operating as an investment company.
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
We will classify our assets for purposes of our 3(c)(5)(C) exemption based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 20 years ago. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to reclassify our assets for purposes of the Investment Company Act. If we are required to reclassify our assets, we may no longer be in compliance with the exemption from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act.
Based on no-action letters issued by the SEC staff, we will treat our investments in any joint ventures that in turn invest in qualifying assets such as real property as qualifying assets, but only if we are active in the management and operation of the joint venture and have the right to approve major decisions by the joint venture; otherwise, they will be classified as real estate-related assets. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Brookfield Accounts.
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
We rely heavily on Brookfield’s financial, accounting, communications and other data processing systems. If such systems do not operate properly, are disabled or are compromised, we could suffer financial loss, a disruption of our business, liability, regulatory intervention or reputational damage. Such information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, epidemics or pandemics, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, computer viruses, cyber-attacks, or other events which are beyond our and Brookfield’s control.
In addition, we are highly dependent on information systems and technology. Brookfield’s information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.
Many jurisdictions in which Brookfield operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information. For example, the California Consumer Privacy Act (CCPA), that went into effect on January 1, 2020, requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.
Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through Brookfield’s information systems and technology or otherwise cause interruptions or malfunctions in our business and operations, which could result in significant financial losses, increased costs, disruption of Brookfield’s business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if Brookfield fails to comply with relevant laws and regulations or fails to make required notifications of a breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause harm to our stockholders.
We depend on Brookfield’s New York office, where a substantial portion of Brookfield’s personnel are located, for the continued operation of our business. A natural disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Insurance and other safeguards might only partially reimburse us for our losses, if at all.
In addition, we rely on third-party service providers for certain aspects of our business, including software vendors for portfolio management and accounting software, outside financial institutions for back office processing, custody of securities and third-party broker-dealers for the execution of trades. An interruption or deterioration in the performance of these third parties or failures of their information systems and technology could cause system interruption, delays, loss, corruption or exposure of critical data or intellectual property, and impair the quality of our operations, which could impact our reputation and hence adversely affect our business.
Any such interruption or deterioration in Brookfield’s operations could result in substantial recovery and remediation costs and liability. While Brookfield has implemented disaster recovery plans and backup systems to lessen the risk of any material adverse impact, its disaster recovery planning may not be sufficient to mitigate the harm and cannot account for all eventualities, and a catastrophic event that results in the destruction or disruption of any data or critical business or information technology systems could severely affect our ability to conduct our business operations, and as a result, our future operating results could be materially adversely affected.
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
Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest requires a broker-dealer or associated person, when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer, to act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker- dealer or associated person ahead of the interest of the retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to investing in our shares that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Under Regulation Best Interest, broker- dealers participating in the Offering must consider such alternatives when evaluating the best interests of their clients. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend the Offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in the Offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

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
•changes in global, national, regional or local economic, demographic, or capital market conditions;
•acts of war or terrorism (including the escalating conflict between Russia and Ukraine and the related impact on macroeconomic conditions as a result of such conflict);
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
•changes in laws, regulations and fiscal policies, including increases in property taxes and limitations on rental rates; and
•natural disasters, epidemics or pandemics, severe weather patterns, terrorist attacks and similar events.
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
Our activities and investments could be materially adversely affected by the instability in the U.S. or global financial markets, or changes in market, economic, political or regulatory conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation of our investments), trade barriers and currency exchange controls, and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations, such as the escalating conflict between Russia and Ukraine and the significant sanctions and other restrictive actions taken against Russia by the United States and other countries in response to Russia’s February 2022 invasion of Ukraine, as well as the cessation of all business in Russia by many global companies) in respect of the countries in which we invest, as well as by numerous other factors outside the control of the Adviser or its affiliates. These factors may affect the level and volatility of real estate and securities prices and the liquidity of our investments, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. These factors are outside of our control and the control of the Adviser and its affiliates.
Brookfield’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Brookfield’s business and operations (including the Adviser), which thereby could impact us. Moreover, a recession, slowdown and/or sustained downturn in the U.S. or global economy (or any particular segment thereof) or weakening of credit markets will adversely affect the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or effectively exit or realize upon investments on favorable terms. Any of the foregoing events could result in substantial or total losses to us in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in our capital structure or a particular investment’s capital structure.
Any future financial market disruptions (including financial market disruptions related to COVID-19) may force us to use a greater proportion of our Offering proceeds to finance our acquisitions and fund tenant improvements, reducing the cash available to make distributions and satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.
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
Further disruption and deterioration of the global debt markets (particularly the U.S. debt markets) or a significant rise in market perception of counterparty default risk would be likely to affect the value of our investments and significantly reduce investor demand for, and liquidity of, all securities. Brookfield itself could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Similarly, Brookfield’s portfolio companies historically have regularly utilized the corporate debt markets in order to obtain financing for their operations. Ongoing disruptions in the global credit markets may affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.
Inflation may adversely affect our financial condition and results of operations.
An increase in inflation could have an adverse impact on our floating rate mortgages, credit facilities and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable. In addition, leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below- market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected.
Our business has been and is expected to continue to be adversely affected by the COVID-19 pandemic and the preventive measures taken to curb the spread of the virus.
In response to the COVID-19 pandemic, many companies and various governments have imposed restrictions on business activity and travel which may continue and could expand. There can be no assurance that strategies to address potential disruptions in operations will mitigate the adverse impacts related to the pandemic. Given the ongoing and dynamic nature of the circumstances surrounding COVID-19, it is difficult to predict how significant the impact of this pandemic, including any responses to it, will be on the global economy, our company and our businesses or for how long disruptions are likely to continue. The extent of such impact will depend on future developments, which are highly uncertain, rapidly evolving and cannot be predicted, including new information which may emerge concerning the severity and transmissibility of this coronavirus and actions taken, including the pace, availability, distribution and acceptance of effective vaccines, among others. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our business, financial position, results of operations or cash flows.

We operate in industries or geographies impacted by COVID-19. Many of these are facing financial and operational hardships due to COVID-19 and responses to it. Adverse impacts on our business may include:
•a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
•a slowdown in business activity may severely impact our tenants' businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to fund their business operations, meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
•tenants may reassess their long-term physical space needs as a result of potential trends arising out of the COVID-19 pandemic, including increasing numbers of employees working from home, increased shopping through e-commerce, technological innovations and new norms regarding physical space needs;
•an increase in re-leasing timelines, potential delays in lease-up of vacant space and the market rates at which such leases will be executed; and
•reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending and demand.
If these and potential other disruptions caused by COVID-19 continue, our business could be materially adversely affected.
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
Moreover, the SEC and various other U.S. federal, state and local agencies may conduct examinations and inquiries into, and bring enforcement and other proceedings against us, the Adviser, the Sub-Adviser, Brookfield and any of their respective affiliates. We, the Adviser, the Sub-Adviser, Brookfield and any of their respective affiliates may receive requests for information or subpoenas from the SEC and other state, federal and non U.S. regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests may relate to a broad range of matters, including specific practices of the Adviser, the Sub-Adviser or Brookfield, the securities in which the Adviser or Sub-Adviser invests on behalf of its clients or industry wide practices. The costs of any such increased reporting, registration and compliance requirements may be borne by us and may furthermore place us at a competitive disadvantage to the extent that the Adviser, the Sub-Adviser, Brookfield or any of their respective affiliates are required to disclose sensitive business information.
Financial regulatory changes in the United States could adversely affect our business.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of private investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or environmental, social and governance factors, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.
Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of the investment activities of our funds, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of any new laws, regulations or initiatives that may be proposed is impossible to determine.

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
Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each potential investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social, governance, real property and legal issues. Outside consultants, legal advisors, accountants, investment banks and other third parties, including affiliates of the Adviser or Brookfield, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. Further, where affiliates of Brookfield are utilized, if at all, the Adviser’s management fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Adviser is unable to timely engage third-party providers, their ability to evaluate and make more complex investments could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Adviser will rely on any available resources, including information provided by an underlying borrower and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this annual report and the prospectus for the Offering, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. There can be no assurance that we will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices of the obligor during the due diligence phase or during its efforts to monitor the investments on an ongoing basis or that any risk management procedures implemented by us will be adequate. In the event of fraud by any obligor of a loan originated or acquired by us or any of our subsidiaries, we may suffer a partial or total loss of its loan made to such obligor. An additional concern is the possibility of material misrepresentation or omission on the part of such obligor. Such inaccuracy or incompleteness may adversely affect the value of the investments. We will rely upon the accuracy and completeness of representations made by such obligor in the due diligence process to the extent reasonable when it makes investments, but cannot guarantee such accuracy or completeness.
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
The activity of identifying, completing and realizing attractive real estate and real estate-related investments is highly competitive and involves a high degree of uncertainty and risk. We face competition for investments from other real estate investment vehicles, as well as individuals and companies, publicly-traded REITs, financial institutions (such as mortgage banks and pension funds), hedge funds and investment funds affiliated with other financial sponsors or institutional real estate investors, private equity and debt investors, and credit vehicles, some of which are likely a source of reasonable alternatives under Regulation Best Interest. Further, over the past several years, many real estate funds and publicly traded REITs have been formed (and many such existing funds have grown in size) for the purpose of investing in real estate assets and real estate debt. In recent years, hedge funds and other participants have also become increasingly active in the private mezzanine market. Other funds may have investment objectives that overlap with us, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. The competitive pressures could impair our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities. Despite the difficulties faced by many financial sponsors and private investment firms with respect to raising capital for alternative asset management programs, real estate remains an attractive sector and firms that have successful track records in exploiting opportunities within that space maintain and continue to raise extraordinary amounts of capital, which further increases the competition for attractively priced real estate assets. There can be no assurance that the Adviser will be able to locate, complete and exit investments which satisfy our objectives, or realize upon their values. These risks may be exaggerated as a result of the investment allocation policy adopted by Brookfield.
Furthermore, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Also in recent years, hedge funds and other participants have become increasingly active in the private mezzanine market. It is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affecting the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our results of operations may be adversely impacted.
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
We have made and may continue to make joint venture investments, with both third parties and Other Brookfield Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
We have made joint venture investments with third parties and Other Brookfield Accounts and may, subject to the requirements in our charter, continue to co-invest with Other Brookfield Accounts or third parties through funds, joint ventures or other entities. Under our charter, we may invest in joint ventures with Brookfield or its affiliates, including the Adviser, only if a majority of our board of directors (including a majority of independent directors) not otherwise interested in the transaction approve such investment as being fair and reasonable to us and on substantially the same terms and conditions as, or more favorable than, those received by other joint venturers.
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

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Brookfield affiliates) include:
•the joint venture partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture;
•Investment Company Act and other regulatory requirements applicable to the joint venture partner could cause it to want to take actions contrary to our interests;
•the joint venture partner could have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;
•under the joint venture arrangement, it is possible that neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Brookfield;
•under the joint venture arrangement, we and the joint venture partner may have a buy or sell right and, as a result of an impasse that triggers the exercise of such right, we could be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so;
•our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such other vehicle not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time;
• under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital;
•under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit; and
•the joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.
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
The Adviser and the Sub-Adviser hire property managers to manage our properties and leasing agents to lease vacancies in our properties. These property managers may be our affiliates or partners in joint ventures that we enter into. We may also use portfolio entities owned by Brookfield to provide these property management, leasing and similar services. The property managers have significant decision-making authority with respect to the management of our properties. We are particularly dependent on property managers of any hospitality and leisure properties we invest in. In cases where we use third party property managers, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. In cases where we use one of Brookfield's portfolio entities to provide property management services, we will directly incur the expenses of property management and the other costs and obligations associated with operating the portfolio entity, including the compensation of the portfolio entity employees. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.
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
We may experience losses related to our properties arising from natural disasters such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser and the Sub-Adviser, as applicable, deem appropriate. The Adviser and the Sub-Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes, typhoons and floods, though certain losses of a catastrophic nature may be uninsurable or insurable at such high rates that to maintain such coverage would cause an adverse impact to our profitability. Moreover, we cannot assure you that any insurance coverage we carry will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance for a property. As a result, not all investments may be insured against terrorism. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us, the Adviser or the Sub-Adviser.
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
In addition, third parties may sue the owner or operator of a property for damages based on personal injury, natural resources, or property damage or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Noncompliance with environmental regulations may allow a governmental authority to order the owner/operator to cease operations at the property or to incur substantial costs and expenses to bring the property into compliance through the implementation of burdensome remediation or prophylactic measures. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that environmental laws relating to real estate transactions will not be amended in ways that could adversely affect our investments, that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of tenants, the existing condition of the land or operations in the vicinity of such properties. There can also be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition.
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
•decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of multifamily assets; and
•require us to obtain other sources of debt capital with potentially different terms.
Short-term leases associated with any multifamily or single family rental properties we acquire may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to our stockholders.
We expect that, to the extent that we invest in any multifamily properties and single family rental properties, substantially all of our leases will be on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
Increased levels of unemployment could adversely affect the occupancy and rental rates of any multifamily and single family rental properties we acquire.
Increased levels of unemployment in markets where we are invested in multifamily and single family rental properties could significantly decrease occupancy and rental rates. In times of increasing unemployment, occupancy and rental rates have historically been adversely affected by:
•oversupply or reduced demand for housing;
•rental residents deciding to share rental units and therefore rent fewer units;
•potential residents moving back into family homes or delaying leaving family homes;
•a reduced demand for higher-rent properties;
•a decline in household formation;

•persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;
•rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents sufficiently to offset increases in operating costs;
•the inability or unwillingness of residents to pay rent increases; and
•increased collection losses.
These factors generally have contributed to lower rental rates and our results of operations, financial condition and ability to make distributions to our stockholders may be adversely affected if these factors do not improve or worsen.
If any credit market disruptions or economic slowdowns occur, any investments in multifamily properties may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Any multifamily properties in which we invest may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area in the event of any tightening of mortgage lending underwriting criteria, homeowner foreclosures, declines in single-family home and condominium sales or lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our multifamily and single family rental properties.
Lower revenue growth or significant unanticipated expenditures may result from changes in rent control or rent stabilization laws or other residential landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. Any future enactments of rent control or rent stabilization laws or other laws regulating housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with investments in residential properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.
The multifamily properties in which we invest must comply with the Fair Housing Amendment of 1988 (the "FHAA").
The multifamily properties in which we invest domestically, if any, must comply with the FHAA which requires that multifamily properties first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily properties to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.
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
Our logistics tenants may be adversely affected by a decline in manufacturing activity in the United States.
Fluctuations in manufacturing activity in the United States may adversely affect our logistics tenants and therefore the demand for and profitability of our logistics properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our logistics tenants and the demand for and profitability of our logistics properties.

Certain of our properties may be special use or build-to-suit and may be difficult to sell or relet upon tenant defaults or lease terminations.
Certain of our properties may include special use or build-to-suit properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With such properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant, finance the property or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or relet these properties and adversely affect our results of operations at such properties.
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
We expect to invest in public and private debt investments and other obligations relating to real estate assets and real estate-related companies. The value of these debt investments and whether and to what extent such investments perform as expected will depend, in part, on the prevailing conditions in the market for real estate investment generally and, in particular, on the value of the underlying real estate asset collateral or real estate-related companies to which such debt investments relate. Real estate-related debt securities can also be very volatile and their value can change rapidly and dramatically, including in response to changes in interest rates and other market events.
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
Subject to the limitations in our charter, we may invest in mortgages, real estate loans, securities and other relatively illiquid investments. All or a significant portion of our assets may consist of private investments, investments that are thinly-traded, investments for which no market exists or investments that are restricted as to their transferability under applicable securities laws or documents governing particular transactions. Some securities or instruments that were liquid at the time they were acquired may, for a variety of reasons which may not be in our control, later become illiquid. This factor may have the effect of limiting the availability of these securities or instruments for purchase by us and may also limit our ability to sell such investments at their fair market value in response to changes in the economy or the financial markets. Due to securities regulations governing certain publicly-traded equity securities, our ability to sell securities could also be diminished with respect to equity holdings that represent a significant portion of the issuer’s securities (particularly if we have designated one or more directors of the issuer). As a result, we may be unable to effectively dispose of certain assets on favorable terms or at all, which could adversely affect our profitability.
We may face risks in connection with frequent trading in and high portfolio turnover of our real estate-related debt portfolio and our Liquidity Sleeve.
The different strategies used by the Adviser and the Sub-Adviser with respect to our real estate-related debt portfolio and our Liquidity Sleeve may, from time to time, require frequent trading and a high portfolio turnover. The more frequently we trade, the higher the commission and transaction costs and certain other expenses involved in our operations. These costs will be borne by us regardless of the profitability of our investment and trading activities. In addition, a high portfolio turnover may increase the recognition of short-term, rather than long-term, capital gains.
We may invest in distressed securities and some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid, and which may subject us to losses and other risks relating to bankruptcy proceedings.
While we intend to invest primarily in “performing” real estate loans and other debt securities, real estate loans acquired by us may be non-performing at the time of their acquisition or may become non-performing following their acquisition for a wide variety of reasons. Such non-performing real estate loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of such loan. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, replacement “takeout” financing will not be available. Purchases of participations in real estate loans raise many of the same risks as investments in real estate loans and also carry risks of illiquidity and lack of control.
The Adviser or the Sub-Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate loans purchased by us. The foreclosure process varies by jurisdiction and can be lengthy and expensive. Borrowers often assert claims, counterclaims and defenses to delay or prevent foreclosure actions, which can prolong and complicate an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, a borrower may have the ability to file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the process, and materially increasing the expense thereof which expenses may or may not be recoverable by us. Foreclosure litigation may create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. In addition, anti-deficiency and related laws in certain states and countries limit recourse and remedies available against borrowers in connection with or as a result of foreclosure proceedings or other enforcement actions taken with respect to such borrowers. Such laws can result in the loss of liens on collateral or personal recourse against a borrower altogether.
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
Early repayment of loans originated or acquired by us may adversely affect the value of our investment portfolio. Prepayment on our investments, where contractually permitted, will be influenced by changes in the performance of underlying real estate assets and a variety of economic, geographic and other factors beyond our control. We may invest in loans and other assets secured or, in the case of certain assets (including mezzanine loans and preferred equity), supported by transitional real estate assets. Significant improvement in the performance of such assets may result in prepayments as other, less expensive or restrictive financing alternatives become available to the borrower. Consequently, prepayment rates cannot be predicted with certainty, and no strategy can completely insulate us from increases in such rates. Furthermore, we may acquire debt at a discount or premium, and our anticipated yield on such assets would be impacted if such debt is prepaid more quickly than anticipated. Under certain prepayment scenarios, we may fail to recoup fully the cost of our investment. While we may be entitled to fees upon prepayment, such fees may not adequately compensate us as the functional equivalent of a “make whole” payment. Furthermore, we may not be able to structure future investments to impose a make whole obligation upon a borrower in the case of an early prepayment. If the U.S. Federal Reserve or other relevant central banks increase benchmark interest rates, this could also negatively impact the price of debt securities and could adversely affect the value of our investments and the NAV and price per share of our shares.
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
Moreover, any cash and securities maintained by us in accounts of U.S. broker-dealers registered with the SEC and FINRA are protected only to a limited degree by the U.S. Securities Investor Protection Corporation (the “SIPC”). Because securities owned by us which are held by broker-dealers (including any prime brokers) are generally not held in our name, a bankruptcy of any such broker-dealer is likely to have a greater adverse impact on us than if such securities were registered in our name. In the event of the bankruptcy of a broker-dealer, if sufficient funds are not available in the broker-dealer’s customer accounts to satisfy claims, the reserve funds of the SIPC would be expected to supplement the distribution. Therefore, we could be at risk of loss for any amounts in excess of the SIPC limit to the extent that the broker-dealer does not maintain insurance sufficient to cover any amounts owed. Assets held outside the United States may be subject to different or diminished protection in the event of a counterparty failure located in such jurisdiction. Consequently, in some cases, we may become an unsecured creditor in bankruptcy or liquidation proceedings outside of the United States.

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
We may invest in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages or real property that have a multifamily or commercial use, such as retail space, office properties, logistics properties and hospitality properties. CMBS are issued with varying structures, including senior and subordinated classes. The commercial mortgages underlying CMBS generally have shorter maturities than residential mortgages, allow a substantial portion of the loan balance to be paid at maturity, commonly known as a “balloon payment,” and are usually non-recourse against the commercial borrower.
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
The prospect of full repayment of the commercial mortgage loans underlying CMBS depends on the ability of the commercial borrower to generate current income from its commercial property. The ability to generate current income from a commercial property is affected by a variety of factors. Such factors include differences in the management ability and track record of the commercial borrower, and geographic or industry concentration. Commercial borrowers may also lack the incentive to invest the funds necessary to maintain and attract tenants in the properties underlying the commercial mortgage loans to the extent the value of the mortgage exceeds the property value. Unlike residential mortgage loans, most commercial mortgage loans are not significantly amortized over the loans’ terms. Instead, with most commercial mortgage loans the bulk of the loan balance is payable at maturity with a one-time payment, commonly known as a “balloon payment.” Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing, which can be negatively impacted by a difficult credit environment. Usually, a commercial borrower will seek out another loan to satisfy the balloon payment on a commercial mortgage loan. Therefore, full satisfaction of a commercial mortgage loan will be affected by a commercial borrower’s access to credit. In certain situations, including during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower.

Commercial borrowers have a variety of management and industry track records. There are many differences between commercial borrowers’ capital structures, prior or current debt obligations and management abilities. The successful generation of current income from a commercial borrower’s property will be heavily influenced by a commercial borrower’s ability to handle the relevant issues that are part of the commercial property management industry. A variety of ability levels will affect the successful generation of current income and, ultimately, the risk of default on a commercial borrower’s commercial mortgage loan. Differences in the management ability among commercial borrowers may have an impact on the capacity of a commercial borrower to repay fully its commercial mortgage underlying CMBS.
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
The value of CMBS is subject to risk from possible geographic or industry concentration. In addition to investing in pools or tranches of CMBS, we may in certain circumstances invest in CMBS relating to a single issuer or a handful of issuers, which involves a high degree of concentrated risk with no certainty of any return of capital. These risks may be further pronounced in cases where the CMBS is secured by a relatively small or less diverse pool of underlying loans or real estate assets. Certain geographic regions or industries may be more adversely affected from economic pressures when compared to other geographic regions or industries. A pool of CMBS backed by commercial mortgage loans with a substantial geographic or industry concentration will be more susceptible to the economic environment of such concentrated geographic regions or industries, and therefore could be at greater risk for a substantial loss in value.
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
•environmental liabilities that may arise with respect to collateral securing the obligations; and
•limitations on our ability to enforce directly its rights with respect to participations and CLNs.
In analyzing each bank loan, participation or CLN, the Adviser or Sub-Adviser, as applicable, will compare the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks, absent certain conduct by the Adviser, the Sub-Adviser, Brookfield, their respective affiliates and certain other individuals, will be borne by us. In addition, the settlement process for the purchase of bank loans can take significantly longer than the timeframes established by the Loan Syndications and Trading Association and comparable non-U.S. bodies. The longer a trade is outstanding between the counterparties, the greater the risk of additional operational and settlement issues and the potential for our counterparty to fail to perform.
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
We may provide bridge financing in connection with one or more of our investments. Such bridge financings would typically be convertible into more permanent, long-term positions. We will bear the risk of any changes in capital markets, which may adversely affect the ability to refinance any bridge investments. For reasons not always in our or the Adviser’s or Sub-Adviser's, as applicable, control, such refinancings may not occur and such bridge financings may remain outstanding. In such event, the failure to refinance could lead to increased risk and cost to us.
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
In addition, when we purchase an option, we run the risk that we will lose our entire investment in the option in a relatively short period of time, unless we are able to, and do, exercise or close out the option during the life of such option. If the price of the underlying security or other asset or rate does not rise (in the case of a call) or fall (in the case of a put) to an extent sufficient to cover the option premium and transaction costs, we will lose part or all of our investment in the option. There can be no assurance that we will be able to effect closing transactions at any particular time or at any acceptable price. In the event of the bankruptcy of a broker or dealer through which we engage in transactions in options, we could experience delays or losses in liquidating open positions purchased or sold through the broker.
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
Title VII of the Dodd-Frank Act establishes a general framework for systemic regulation that has imposed mandatory clearing, exchange trading and margin requirements on many derivatives transactions. The Dodd Frank Act also creates categories of regulated market participants, such as swap dealers (“SDs”) and security-based swap dealers (“SBSDs”) that are subject to significant capital, margining, clearing, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements, a large number of which have been implemented. While this regulatory framework has rendered the derivatives market safer, it has significantly increased the costs of entering into derivatives transactions for end-users of derivatives, including us. In particular, margin requirements and capital charges, even when not directly applicable to us, have increased and will further increase the pricing of derivatives transacted by us. Exchange trading and trade reporting requirements and position limits may lead to changes in the liquidity of derivative transactions, or higher pricing or reduced liquidity in the derivatives markets, or the reduction of arbitrage opportunities for us.
In addition to U.S. laws and regulations relating to derivatives, certain non-U.S. regulatory authorities have passed or proposed, or may propose in the future, legislation similar to that imposed by the Dodd-Frank Act. For example, the E.U. regulations on derivatives will impose position limits on commodity transactions, and the European Market Infrastructure Regulation (“EMIR”) already requires reporting of derivatives and various risk mitigation techniques to be applied to derivatives entered into by parties that are subject to the jurisdiction of EMIR. Certain entities are already required to clear certain derivatives and are subject to initial and variation margin requirements with respect to their non-cleared derivatives, under the regulations implementing EMIR. These E.U. regulatory changes will impact a broad range of counterparties, both outside and within the E.U., and are expected to potentially increase the cost of transacting derivatives for us (particularly with banks and other dealers directly subject to such regulations).
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
The U.S. prudential regulators and the CFTC have adopted margin requirements for non-cleared swaps which apply to entities subject to the jurisdiction of the prudential regulators and entities registered as SDs with the CFTC, respectively (in each case, with respect to all non-cleared swaps entered into on or after the relevant compliance dates). While we will not be directly subject to these margin requirements, we will be indirectly impacted by the margin requirements where our counterparty is subject to such requirement. Given the anticipated volume of our swap transactions, we will likely be classified as a financial end user without a “material swaps exposure” for purposes of these margin rules. As a result, beginning on the relevant compliance date, we will be required to exchange variation margin (in the form of cash, certain highly liquid securities or gold) on with our counterparties that are subject to the margin requirement (and, if contractually agreed, with any other counterparty) to cover the cumulative daily mark-to-market change in value of the transaction since the last exchange of variation margin. The amount of margin that must be posted and collected pursuant to these regulatory requirements may be determined on a net basis (taking into account offsetting exposures) with respect to a portfolio of uncleared swaps or security-based swaps that are governed by a master netting agreement that satisfies certain criteria. In addition, the U.S. prudential regulators’ margin rules apply to non-cleared security-based swaps entered into by SBSDs that are subject to their jurisdiction, and the SEC has adopted margin rules for SBSDs that are not subject to the jurisdiction of prudential regulators.
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
The U.S. Commodity Futures Trading Commission (the "CFTC") requires that certain interest rate swaps and index credit default swaps be cleared through a CCP (unless an exception or exemption applies), and the CFTC is expected to expand the types of swaps (e.g., certain foreign currency and commodity swaps) subject to mandatory clearing. While the SEC has adopted rules establishing a framework for determining which security-based swaps will be subject to mandatory clearing, no such clearing determination has been issued.
Where we enter into swaps subject to mandatory clearing, it may be required to clear such swaps at a CCP through an FCM acting as clearing broker. We will have to post initial margins to CCPs through FCMs or broker-dealers (in the United States) or other clearing brokers (outside the United States), and for swaps cleared at CCPs that are U.S.-registered derivatives clearing organizations, such initial margins will be held by such CCP and FCMs in segregated accounts under the CFTC rules. Such segregation is intended to protect the initial margins of swap clearing customers from the claims of other creditors of a CCP or FCM. Furthermore, the CFTC rules implement the so-called “legally segregated, operationally commingled” model for the segregation of swap clearing customer collateral on a customer-by-customer basis, which is intended to protect each customer from the default of other customers of the FCM. Such segregation, however, will not protect clearing customers like us from any operational or fraud risk of a CCP or FCM with respect to the initial margin posted to the CCP or FCM. In addition, the initial margins posted to a non-U.S. CCP through a non-U.S. clearing broker may not even be segregated from the property of such CCP or clearing broker. The SEC has no final rules for the treatment and protection of customer property, including initial margins, held by CCPs.
In addition, where we enter into certain swaps subject to mandatory clearing, it may be required to execute such swaps on a registered designated contract market or SEF. The CFTC requires that certain interest rate swaps and index credit default swaps be executed on a registered designated contract market or SEF, and registered designated contract markets or SEFs may self-certify additional types of interest rate and index credit default swaps as subject to this requirement. The SEC has not yet adopted registration rules for security-based registered designated contract markets or SEFs or a mandatory trade execution requirement for security-based swaps. In addition, certain foreign jurisdictions may impose clearing and trade execution requirements that could apply to our transactions with non-U.S. entities. While we will benefit from reduced counterparty credit and operations risk and pricing transparency resulting from these requirements, it will incur additional costs in trading these swaps. In addition, while we will attempt to execute, clear and settle these swaps through entities the Adviser or the Sub-Adviser, as applicable, believes to be sound, there can be no assurance that a failure by such an entity will not cause a loss to us.
Transactions involving uncleared OTC derivative instruments entail a greater risk of illiquidity.
We may enter into transactions involving uncleared OTC derivative instruments, which entail a greater risk of illiquidity as these instruments can generally be closed out only by negotiation with the counterparty, which may expose us to liquidity risk. There can be no assurance that a liquid secondary market will exist for any particular derivative instrument at any particular time, including for those derivative instruments that were originally categorized as liquid at the time they were acquired by us. In volatile markets, we may not be able to close out a position without incurring a significant amount of loss. Although OTC derivative instruments are designed to be tailored to meet particular financing needs and, therefore, typically provide more flexibility than exchange-traded products, the risk of illiquidity is also greater as these instruments can generally be closed out only by negotiation with the other party to the instrument. In addition, we may not be able to convince our counterparty to consent to an early termination of an OTC derivative contract or may not be able to enter into an offsetting transaction to effectively unwind the transaction. Such OTC derivative contracts generally are not assignable except by agreement between the parties, and a counterparty typically has no obligation to permit assignments. Even if our counterparty agrees to early termination of OTC derivatives at any time, doing so may subject us to certain early termination charges.
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
We may enter into swap transactions, which involve a variety of significant risks.
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
We may enter into one or more credit default swaps or total return swaps, the returns from which are based on the performance of a single asset or a portfolio of assets selected by the Adviser or the Sub-Adviser (the “Reference Assets”), with bank or broker dealer counterparties. We may invest in the Reference Assets through credit default swaps or total return swaps on a leveraged basis. Returns to us under a credit default swaps or total return swap are related to the performance of the underlying Reference Asset(s) of such swap. The value of a credit default swap depends largely upon creditworthiness of the reference obligor(s), and the value of a total return swap depends largely upon changes in market value of the Reference Asset(s). The terms of individual credit default swaps and total return swaps will differ by counterparty and may change from time to time. Certain index credit default swaps are already subject to mandatory clearing and in some cases must be executed on a SEF, and certain other types of credit default and total return swaps may become subject to these requirements in the future. We will typically be required to post collateral in connection with entering into such swaps and to add (or receive a return of) collateral from time to time based on changes in the market value of the Reference Asset, regardless of whether such swaps are centrally cleared. In certain circumstances, including if we do not have sufficient assets or is unable to provide the requisite amount of collateral, the counterparty may terminate the credit default swaps or total return swap in whole or in part.
Swap transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular swap transaction necessarily depend upon the terms of the transaction and our circumstances. In general, however, all swap transactions involve some combination of market risk, credit risk, counterparty credit risk, funding risk, liquidity risk and operational risk. Highly customized swap transactions in particular may have increased liquidity risk. Highly leveraged transactions may experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor. In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for us to modify, terminate or offset our obligations under a swap or our exposure to the risks associated with a swap prior to its scheduled termination date.
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
From time to time, certain securities markets have experienced operational clearance and settlement problems that have resulted in failed trades. We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failure or human error. These problems could cause us to miss attractive investment opportunities or result in liability to third parties by virtue of our inability to perform contractual obligations to deliver securities, or we could be unable to achieve the market position selected by the Adviser or the Sub-Adviser, as applicable, or might incur a loss in liquidating our positions. In addition, delays and inefficiencies of the local postal, transport and banking systems could result in the loss of investment opportunities, the loss of funds (including dividends) and exposure to currency fluctuations.
Because certain purchases, sales, securities lending, derivatives and other transactions in which we will engage involve instruments that are not traded on an exchange, but are instead traded between counterparties based on contractual relationships, we are subject to the risk that a counterparty will not perform its obligations under the related contracts, as well as risks of transfer, clearance or settlement default. Such risks may be exacerbated with respect to non U.S.-securities or transactions with non-U.S. counterparties. There can be no assurance that a counterparty will not default and that we will not sustain a loss on a transaction as a result. We often may not be able to collect margin from its counterparty with respect to OTC derivatives and certain other transactions. Such risks may differ materially from those entailed in exchange traded transactions that generally are backed by clearing organization guarantees, daily marking to market and settlement of positions and segregation and minimum capital requirements applicable to intermediaries. There can be no assurance that the monitoring activities of the Adviser or the Sub-Adviser, as applicable, will be sufficient to adequately control counterparty risk.
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
Transactions entered into by us may be executed on various U.S. and non-U.S. exchanges, and may be cleared and settled through various clearing houses, custodians, depositories and prime brokers throughout the world. Although we will attempt to execute, clear and settle the transactions through entities the Adviser or the Sub-Adviser, as applicable, believes to be sound, there can be no assurance that a failure by any such entity will not lead to a loss to us.
Certain of our transactions may be undertaken through local brokers, banks or other organizations in the countries in which we make investments, and we will be subject to the risk of default, insolvency or fraud of such organizations. The collection, transfer and deposit of bearer securities and cash expose us to a variety of risks, including theft, loss and destruction. Although we will attempt to execute, clear and settle the transactions through entities the Adviser or the Sub-Adviser, as applicable, believes to be sound, there can be no assurance that a failure by any such entity will not lead to a loss to us. We will also be dependent upon the general soundness of the banking systems of countries in which investments will be made.
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
The borrower in a repurchase transaction is typically required to post margin to the extent the market value of the securities declines in order to maintain the loan-to-market value ratio established at the time the securities were sold to the lender. If the borrower misses a margin call, the lender can terminate the repurchase transaction and sell the securities to repay the loan and any accrued interest. The borrower may be required to fund a margin call on the same day it receives notice of the margin obligation from the lender, creating a risk of default unless the borrower either maintains sufficient cash on hand or has other funding sources (such as a subscription line) that can be accessed on short notice. The amount of a margin call may be calculated by the lender based on the lender’s own valuation of the financed securities, which could differ materially from actual market values. We may have no means of disputing a lender’s valuation in the event that the Adviser or the Sub-Adviser, as applicable, disagrees with such valuation.
If we enter into a repurchase transaction and cannot satisfy a margin call, we may lose our right to buy back the financed securities, which could adversely affect our ability to achieve our investment objectives and the return on invested capital. We could miss a margin call even if we have sufficient assets to satisfy our margin obligation due to the timing of the margin call or the illiquidity of its other assets. A lender under a repurchase agreement may have the right to sell any foreclosed securities for a price lower than what the Adviser or the Sub-Adviser, as applicable, believes to be such securities’ fair market value, including in a sale by the lender to itself or to an affiliate. We may not have a contractual right to dispute such a sale price. In addition, a repurchase lender may have recourse to our other assets to the extent that the proceeds from a sale of financed securities are insufficient to cover our obligations to the lender.
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

We expect that we will be operated pursuant to an exemption or exclusion from the registration requirements under the CFTC regulations.
It is expected that we will be operated pursuant to an exemption or exclusion from the registration requirements under the CFTC regulations, including pursuant to certain no-action relief with respect to equity REITs. Therefore, neither the Adviser, the Sub-Adviser or Oaktree will be required to provide prospective investors with a CFTC compliant disclosure document, nor will they be required to provide investors with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered commodity pool operators, in connection with any offerings of shares.
Our reliance on management of real estate-related companies relating to our investments in the debt of such companies carries certain risks.
We may invest in the debt of companies with substantial real estate holdings, and there can be no assurance that the management of such real estate-related companies will be able to operate successfully and generate sufficient cash to pay the principal, interest and other fees and expenses associated with the loans we hold. Although the Adviser and the Sub-Adviser, as applicable, will monitor the performance of each investment and may make recommendations, we will rely upon management to operate such companies on a day to day basis and the equity sponsors, boards of directors or other controlling parties of such companies to select qualified management. In addition, certain of our investments may be in the debt of businesses with limited operating histories.
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
REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses, and so when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.
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

Our actual use of leverage will depend on a number of factors, including the availability of indebtedness on terms that the Adviser or the Sub-Adviser, as applicable, deems are appropriate and the decision by the Adviser or the Sub-Adviser, as applicable, to utilize any such available leverage, among others. There can be no assurance that we will be able to obtain, or will maintain, leverage on favorable terms, leverage that reaches the targets or expectations of the Adviser or Sub-Adviser, as applicable, or any leverage at all. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. To the extent that we do not employ long-term leverage (or employs less leverage than originally anticipated), our investment returns may be lower than those that might have been achieved using long-term leverage.
No assurance can be given that financing will be available throughout the life of us or any individual investment, or that long-term replacement financing can be obtained as intended by the Adviser or the Sub-Adviser, as applicable. If we are unable to obtain financing, including on favorable terms that reflect its underlying investments, this may have a material adverse effect on our ability to achieve our investment objectives and the return on invested capital. There are also financing costs associated with leverage. Such costs will be borne by us and therefore may adversely affect the rate of returns we obtain. In addition, each leveraged investment will involve interest rate risk to the extent that financing charges for such leveraged investment are based on a predetermined interest rate.
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
Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. It is expected that the financing arrangements with respect to our investments generally will require “bad boy” guarantees from us and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Adviser expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of the Other Brookfield Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.
If we draw on a line of credit to pay distributions, fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.
We have entered into an uncommitted line of credit from an affiliate of Brookfield (the "Credit Agreement") and may seek to obtain additional lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to pay distributions or fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to borrow under the line of credit, that the lender will issue a loan or extend or renew the line of credit, or that we will be able to obtain additional lines of credit on financially reasonable terms. In addition, we may not be able to obtain a line of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to pay distributions or fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our Offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness.
Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. We cannot predict factors which may or may not affect interest rates.
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
We may be adversely affected by the phasing out of the London Interbank Offered Rate ("LIBOR").
The Financial Conduct Authority (the “FCA”) in the United Kingdom ceased compelling banks to submit rates for the calculation of LIBOR in 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. In November 2020, the ICE Benchmark Administration Limited, the benchmark administrator for USD LIBOR rates, proposed extending the publication of certain commonly-used USD LIBOR settings until June 30, 2023 and the FCA issued a statement supporting such proposal. It is not possible to predict the effect of these changes, including when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets.
Our debt includes floating-rate loans for which the interest rates are tied to LIBOR and real estate-related investments with interest payments based on LIBOR. The discontinuance of, or changes to, benchmark interest rates may require adjustments to agreements to which we and other market participants are parties, as well as to related systems and processes. Such amendments and restructurings, could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates. In the transition from the use of LIBOR to SOFR or other alternatives, uncertainty exists as to the extent and manner of future changes may result in interest rates and/or payments that are higher than or lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Use of alternative interest rates or other LIBOR reforms could result in increased volatility or a tightening of credit markets which could adversely affect our ability to obtain cost-effective financing. In addition, the transition of our existing LIBOR financing agreements to alternative benchmarks could increase our financing costs or decrease the income we earn on our real estate debt investments, which could impact our results of operations, cash flows and the market value of our investments.
Risks Related to our Relationship with Brookfield
We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our real estate portfolio, and our corporate operations. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Brookfield’s business and activities unrelated to us and over which we have no control. The Adviser may also resign or our board of directors may determine to replace the Adviser with a different investment adviser, and there is no guarantee that we will be able to find a replacement investment adviser or that any replacement will be suitable. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason or should the Adviser resign or be replaced, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

The Adviser will have broad discretion in selecting the properties we will invest in.
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
The termination or replacement of the Adviser or the Sub-Adviser could trigger a repayment event under our mortgage loans for some of our properties and the credit agreements governing any line of credit we obtain.
Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Adviser or the Sub-Adviser an event requiring the immediate repayment of the full outstanding balance of the loan. If we elect to obtain a line of credit and are able to do so, the termination or replacement of the Adviser or the Sub-Adviser could trigger repayment of outstanding amounts under the credit agreement governing our line of credit. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.
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
The Adviser has engaged the Sub-Adviser to select and manage our liquid investments and to manage certain of our real estate properties and real estate-related debt investments. The Adviser relies on the performance of the Sub-Adviser in implementing the liquid investments portion of our investment strategy and the management of the real estate properties and real estate-related debt investments for which it is responsible.
The Adviser has engaged the Sub-Adviser to select and manage our liquid investments and to manage certain of our real estate properties and real estate-related debt investments pursuant to sub-advisory agreements between the Adviser and the Sub-Adviser. The Sub-Adviser has and will continue to have substantial discretion, within our investment guidelines, to make decisions related to the acquisition, management and disposition of our liquid assets and the management of the real estate properties and real estate-related debt investments for which it is responsible. If the Sub-Adviser does not succeed in managing the liquid investments portion of our investment strategy or successfully managing the real estate properties and real estate-related debt investments for which it is responsible, our performance will suffer. In addition, even though the Adviser has the ability to terminate the Sub-Adviser at any time, it may be difficult and costly to terminate and replace the Sub-Adviser.
The success of our Offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.
The dealer manager for the Offering is Brookfield Oaktree Wealth Management Solutions LLC, an affiliate of the Adviser. The Dealer Manager is newly formed, and other than serving as dealer manager for the Offering, the Dealer Manager has no experience acting as a dealer manager for a public offering of a non-listed REIT. The success of the Offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker- dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in the Offering, we may not be able to raise adequate proceeds through the Offering to meet our investment objectives. In addition, the Dealer Manager may serve as dealer manager for other issuers, including Other Brookfield Accounts and Other Oaktree Accounts. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between this offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through this offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

The fees we pay in connection with our Offering and the agreements entered into with Brookfield, Oaktree and their respective affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.
The compensation paid to the Adviser, the Sub-Adviser and other affiliates of Brookfield and Oaktree for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Brookfield, Oaktree and their respective affiliates, including the Adviser and the Sub-Adviser, were not negotiated at arm’s length. Such agreements include the Advisory Agreement, the Sub-Advisory Agreements, the Dealer Manager Agreement and any property management and other agreements we may enter into with affiliates of the Adviser and the Sub-Adviser from time to time.
We do not own the Brookfield name, but we may use it as part of our corporate name pursuant to a license agreement with an affiliate of Brookfield. Use of the name by other parties or the termination of our license agreement may harm our business.
We have entered into a license agreement (the “License Agreement”) with an affiliate of Brookfield (the “Licensor”) pursuant to which it has granted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “Brookfield Real Estate Income Trust Inc.” Under the License Agreement, we have a right to use this name for so long as the Adviser (or another affiliate of the Licensor) serves as our adviser (or another advisory entity) and the Adviser remains an affiliate of the Licensor under the License Agreement. The License Agreement may also be earlier terminated by either party as a result of certain breaches or for convenience upon 90 days prior written notice, provided that upon notification of such termination by us, the Licensor may elect to effect termination of the License Agreement immediately at any time after 30 days from the date of such notification. The Licensor and its affiliates, such as Brookfield, will retain the right to continue using the “Brookfield” name. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the “Brookfield” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, Brookfield or others. Furthermore, in the event that the License Agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.
Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
Various potential and actual conflicts of interest will arise as a result of our overall investment activities and the overall investment activities of Brookfield, Oaktree, the Dealer Manager, the Adviser, the Sub-Adviser and their affiliates. The following risk factors enumerate certain but not all potential conflicts of interest that should be carefully evaluated before making an investment in us. Brookfield and Brookfield personnel may in the future engage in further activities that may result in additional conflicts of interest not addressed below. If any matter arises that we and our affiliates (including the Adviser, the Sub-Adviser and the Dealer Manager) determine in our good faith judgment constitutes an actual conflict of interest, we and our affiliates (including the Adviser, the Sub-Adviser and the Dealer Manager) may take such action as we determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and Brookfield, Oaktree or their respective affiliates will require approval by our board of directors, including a majority of our independent directors. There can be no assurance that our board of directors, Brookfield or Oaktree will identify or resolve all conflicts of interest in a manner that is favorable to us.
The Adviser’s management and performance fees may not create proper incentives or may induce the Adviser and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.
We will pay the Adviser a management fee regardless of the performance of our portfolio. The Adviser’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay the Adviser a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The Adviser, however, has a fiduciary duty to us. If the Adviser fails to act in our best interests, then it will have violated this duty. The Advisory Agreement may be terminated by us or the Adviser on 60 days’ notice. The existence of the the performance fee, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Adviser to make riskier or more speculative investments on our behalf or cause us to use more leverage than it would otherwise make in the absence of such performance based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the Adviser may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.

Each of the Adviser and the Sub-Adviser will face a conflict of interest because the fees they will receive for services performed are based in part on our NAV, which the Adviser and the Sub-Adviser are ultimately responsible for determining.
Each of the Adviser and the Sub-Adviser will be paid fees for their services based on our NAV, which will be calculated by State Street, based on valuations provided by the Adviser and the Sub-Adviser. In addition, a component of the management and performance fees payable to the Adviser is based in part upon the Operating Partnership’s net assets (which is a component of our NAV). The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Adviser or the Sub-Adviser, as applicable, may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of shares of common stock on a given date may not accurately reflect the value of our portfolio, and shares may be worth less than the purchase price or more than the repurchase price.
Certain Other Brookfield Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.
Brookfield manages other funds and accounts, which present the possibility of overlapping investments, and thus the potential for conflicts of interest. Brookfield has adopted certain procedures intended to ensure fair and consistent access to appropriate investment opportunities among the Other Brookfield Accounts. Some of the investments targeted by us may be appropriate for certain Other Brookfield Accounts, and in retrospect or at different points in the market cycle, investments that were made by us may seem more appropriate for an Other Brookfield Account, and vice versa. Investors will have no ability to challenge such allocation so long as it was made in good faith in accordance with Brookfield’s allocation procedures. Such procedures give Brookfield broad authority to allocate investment opportunities, notwithstanding the potential conflicts of interest that may exist. For example, management fees, incentive fees and liquidity provisions may differ significantly between us and the Other Brookfield Accounts, creating an economic incentive for Brookfield to allocate investments that may be appropriate for a lower fee or more liquid strategy to a higher fee or less liquid strategy.
If any matter arises that the Adviser determines in its good faith judgment constitutes an actual conflict of interest, the Adviser may take such actions as may be necessary or appropriate to prevent or reduce the conflict.
We may make investments in different parts of the capital structure of companies in which Other Brookfield Accounts already hold an investment. If any conflict were to arise, Brookfield will be permitted to take certain actions that, in the absence of such conflict, it would not take, such as causing us to remain passive, investing in the same class of securities to align interests, divesting investments or taking other actions to reduce adversity, which may have the effect of benefiting Other Brookfield Accounts and not our company.
In addition, Brookfield may determine the suitability of investments for our company or Other Brookfield Accounts based in part on the basis of financial projections and there is no guarantee that the conditions on which such projections are based will materialize or otherwise be applicable to our investments. Accordingly, Other Brookfield Accounts may be allocated investment opportunities that ultimately turn out to have been more appropriate for our company, and we may be allocated investment opportunities that turn out to have been more appropriate for Other Brookfield Accounts. In addition, events or conditions, including changes in general market conditions, which may not have been anticipated or which are otherwise not foreseeable, may occur and have a significant impact on the actual rate of return received with respect to our investments or the investments of Other Brookfield Accounts.
Under certain circumstances, we may be offered an opportunity to make an investment in a transaction in which one or more Other Brookfield Accounts is expected to make an investment, or in a company in which one or more Other Brookfield Accounts already has made, or concurrently will make, an investment, subject to the limitations set forth in our charter and any approvals by our board of directors required under our charter. As a result, we and the Other Brookfield Accounts may have conflicting interests in negotiating the terms of such investments. In that regard, actions may be taken for the Other Brookfield Accounts that are adverse to us. There can be no assurance that any such conflict will be resolved in our favor and Brookfield may be required to take action where it will have conflicting loyalties between its duties to us and to Other Brookfield Accounts, which may adversely impact us. Such conflicts may also exist in the negotiations of amendments or waivers or in a workout or bankruptcy. It is possible that in a bankruptcy proceeding, our interests may be subordinated or otherwise adversely affected by virtue of such Other Brookfield Accounts’ involvement and actions relating to their investments. Brookfield will seek to manage such conflicts in good faith and in a manner consistent with its duties to us and the other Brookfield Accounts.
In addition, we may be competing bidders from time to time with Other Brookfield Accounts for a specific investment opportunity. At the time such transaction is priced and at certain other times, certain personnel of Brookfield who are not engaged in our management may be restricted from disclosing information they receive about such investment from Other Brookfield Accounts to us.

Brookfield personnel will work on other projects and conflicts may arise in the allocation of personnel between us and other projects.
The Adviser and its affiliates will devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, a core group of real estate professionals will devote substantially all of their business time not only to our activities but also to the activities of several Other Brookfield Accounts (and their investments) and their related entities (which may include separate accounts, dedicated managed accounts or investment funds formed for specific geographical areas or investments). Consequently, conflicts are expected to arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
Brookfield or Oaktree may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities, as a result of which we may not be able to initiate a transaction or sell an investment that may otherwise have been initiated or sold.
By reason of their responsibilities in connection with us and other activities of Other Brookfield Accounts or Other Oaktree Accounts, personnel of Brookfield or Oaktree may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. We will not be free to act upon any such information. Due to these restrictions, we may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell an investment that it otherwise might have sold.
Notwithstanding the foregoing, Brookfield or Oaktree may determine, in their sole discretion at any time, that such information could impair its ability to effect certain transactions on behalf of us, whether for legal, contractual, or other reasons. Accordingly, Brookfield or Oaktree may elect not to receive such information. Lack of access to any such information may adversely affect our investments that in some cases may have been avoided had Brookfield or Oaktree, as applicable, had such information.
We may purchase assets from or sell assets to the Adviser, the Sub-Adviser and their respective affiliates, and such transactions may cause conflicts of interest.
We may purchase assets from or sell assets to the Adviser, the Sub-Adviser and their respective affiliates or clients. These purchases and sales may cause conflicts of interest, including with respect to the consideration offered and the obligations of such affiliates. These purchases and sales will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction.
We may make investments at different times or on different terms than Other Brookfield Accounts, ultimately realizing different investment returns than such Other Brookfield Accounts.
Other Brookfield Accounts may make investments at different times or on different terms or exit any of such investments at different times and/or on different terms compared to such investment made on our behalf. Therefore, we may realize different investment returns than Other Brookfield Accounts, with respect to any investment made alongside some or all of such entities.
Brookfield shall have sole discretion in determining what investments we will be offered to pursue. As a result, there is no guarantee that we will be offered the opportunity to invest in any particular investments or type of investments alongside any Other Brookfield Accounts. The terms, conditions and the time of investment and disposition of investments held by us may be materially different from those of any Other Brookfield Accounts.
The personnel of the Adviser and the Sub-Adviser may trade in securities for their own accounts, subject to restrictions applicable to Brookfield and Oaktree personnel, respectively.
Our charter does not prohibit Brookfield, the Adviser, the Sub-Adviser, Oaktree or their respective affiliates, employees, officers, directors, principals or members from buying or selling securities or commodity interests for their own account. The records of any such trades by Brookfield, the Adviser, the Sub-Adviser, Oaktree or their respective affiliates, employees, officers, directors, principals or members will not be open to inspection by our stockholders. With respect to such personal accounts, Brookfield, the Adviser, the Sub-Adviser, Oaktree or their respective employees, officers, directors, principals or members may, to the extent not otherwise prohibited under the applicable policies of Brookfield and Oaktree, take investment positions different from, or contrary to, those taken by us. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.
Brookfield’s or Oaktree's existing relationships may influence the Adviser’s or the Sub-Adviser's decision-making and the Adviser or Sub-Adviser may take the existence and development of such relationships into consideration in managing us and our investments.

Brookfield and Oaktree each have long-term relationships with a significant number of companies and their respective senior management. Brookfield and Oaktree also have relationships with numerous investors, including institutional real estate investors and their senior management. The existence and development of these relationships may influence whether or not the Adviser undertakes a particular investment on behalf of us and, if so, the form and level of such investment. Similarly, the Adviser or the Sub-Adviser, as applicable, may take the existence and development of such relationships into consideration in its management of us and our investments. Without limiting the generality of the foregoing, there may, for example, be certain strategies involving the management or realization of particular investments that the Adviser or the Sub-Adviser will not employ on our behalf in light of these relationships.
The Adviser and the Sub-Adviser may face conflicts of interest in choosing our service providers and financing sources, and certain service providers may provide services to the Adviser, Brookfield, Other Brookfield Accounts, the Sub-Adviser, Oaktree or Other Oaktree Accounts on more favorable terms than those payable by us.
Conflicts of interest may exist with respect to the Adviser’s and Sub-Adviser's selection of brokers, dealers and transaction agents and counterparties (collectively, “Broker Dealers”) and financing sources for the execution of transactions by us. When engaging the services of such Broker Dealers and financing sources, the Adviser or the Sub-Adviser may, subject to best execution, take into consideration a variety of factors, including, to the extent applicable, the ability to achieve prompt and reliable execution, competitive pricing, transaction costs, operational efficiency with which transactions are effected, access to deal flow and precedent transactions, and the financial stability and reputation of the particular Broker Dealers, as well as other factors that the Adviser or the Sub-Adviser, as applicable, deems appropriate to consider under the circumstances. Broker Dealers and financing sources may provide other services that are beneficial to the Adviser, Brookfield, the Sub-Adviser, Oaktree and their respective affiliates, but that are not necessarily beneficial to us, including capital introductions, other marketing assistance, client and personnel referrals, consulting services, and research-related services. These other services and items may influence the Adviser’s and the Sub-Adviser's selection of Broker Dealers and financing sources.
Conflicts of interest may also arise in connection with service providers retained by Brookfield. For example, Brookfield and/or the Adviser may from time to time retain consultants or transition former employees to consultant status to provide assistance with deal sourcing, industry insight or due diligence, offer financial and structuring advice and perform other services for us, Other Brookfield Accounts or their respective portfolio companies (“Senior Advisors”). Such services may be provided on an exclusive basis. Our share of any retainers or other fees charged by Senior Advisors (“Senior Advisor Fees”) will be treated as an expense borne by us (whether paid by us directly, by a portfolio company or by the Adviser or Brookfield and subsequently reimbursed by us). While such Senior Advisor Fees are believed to be reasonable and generally at market rates for the relevant service provided, because of the exclusive arrangements Senior Advisor Fees may not always be comparable to costs, fees and expenses charged for such services by other third parties. In addition to such fees, we will also generally bear our share of any travel costs or other out-of-pocket expenses incurred by Senior Advisors in connection with the provision of their services. Office, accounting, network, administration and other support benefits may be provided by Brookfield to Senior Advisors without charge. Senior Advisors may also be granted the right to participate alongside us in transactions that they source or for which they provide advice. Such co-investment rights may result in us investing less capital than we otherwise would have in such transactions. In addition, such Senior Advisors may invest directly in us as stockholders.
Additionally, Oaktree has retained Bellwether Asset Management, Inc. (“Bellwether”), a privately held real estate asset services provider, as a consultant to certain Other Oaktree Accounts and the Sub-Adviser may retain Bellwether as an outside service provider to us or our investments. Services performed by Bellwether include assisting with property management (including development projects), gathering, analyzing and sorting data from servicers and borrowers, synthesizing data into standardized management reports and analysis tools used by Oaktree to streamline financial and operational reporting, monitoring covenant compliance by borrowers, market surveillance, underwriting investment and disposition opportunities, modeling projected cash flows and associated investment returns, providing foundational data for valuations along with other valuation services, reviewing draw requests from borrowers, performing property-level accounting services along with other support services. The Sub-Adviser believes there is significant value in having an objective third party such as Bellwether provide these services instead of relying on borrowers to report directly to the Sub-Adviser. Using Bellwether to manage the reporting process also helps ensure that management reports present data in an organized manner for all portfolio investments, allowing the Sub-Adviser to have better information with which to monitor the assets in our portfolio that it manages. Such reporting would be difficult for many operating partners or borrowers to prepare on their own. Bellwether may also be retained by us as a special servicer in connection with non-performing loans and foreclosures. Oaktree, the Sub-Adviser and Bellwether may from time to time agree to expand or reduce the scope of services that Bellwether provides to us or to Other Oaktree Accounts. While neither Oaktree nor the Sub-Adviser are owners of or investors in Bellwether or are employers of Bellwether’s employees, Bellwether may provide asset management services to Oaktree-managed funds and accounts on an exclusive basis or nearly on an exclusive basis. The costs, fees and expenses relating to the services provided by Bellwether are borne by the funds and accounts to which such services are provided. Any costs, fees and expenses allocated to us will be treated as an expense borne by us (whether paid by us directly, by a portfolio company or by the Sub-Adviser or Oaktree and subsequently reimbursed by us). While such costs, fees and expenses are believed by the Sub-Adviser to be reasonable and generally at market rates for the relevant services provided, the arrangement with Bellwether may result in such costs, fees and expenses not always being comparable to those charged for such services by other third parties. Oaktree and the Sub-Adviser believe the largely exclusive arrangement with Bellwether will benefit our investors by improving the quality of reporting that Oaktree receives on our investments. Our overall share of costs, fees and expenses related to Bellwether’s engagement will vary based on the particular scope of services provided to us by Bellwether.
Moreover, services that Brookfield has historically performed in-house for Other Brookfield Accounts may for certain reasons, including efficiency considerations, be outsourced in whole or in part to third parties in the discretion of Brookfield or the Adviser in connection with our operation. Such outsourced services may include, without limitation, asset management, accounting, tax, compliance, trade settlement, information technology or legal services. Outsourcing may not occur uniformly for all Other Brookfield Accounts and, accordingly, certain costs may be incurred by us through the use of third-party service providers that are not incurred for comparable services used by Other Brookfield Accounts. The decision by the Adviser to initially perform particular services in-house for us will not preclude a later decision to outsource such services, or any additional services, in whole or in part to third parties. The costs, fees or expenses of any such third-party service providers will be treated expenses borne by us.
Certain advisors and other service providers (including, without limitation, accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents, investment or commercial banking firms, developers or property managers and certain other advisors and agents) to us, Brookfield or certain entities in which we have an investment, or affiliates of such advisors or service providers, may also provide goods or services to or have business, personal, political, financial or other relationships with Brookfield, its affiliates, Other Brookfield Accounts or their portfolio companies. Such advisors or service providers (or their employees) may be investors in us or Other Brookfield Accounts, Brookfield or their respective affiliates, sources of investment opportunities, co-investors or commercial counterparties or entities in which Brookfield or Other Brookfield Accounts have an investment, and payments by us or such portfolio companies may indirectly benefit Brookfield or such Other Brookfield Accounts. Additionally, certain Brookfield employees may have family members or relatives employed by advisors and service providers. These service providers and their affiliates may contract or enter into any custodial, financial, banking, advising or brokerage, placement agency or other arrangement or transaction with us, the Adviser, Brookfield or any investor in us or any portfolio company in which we have made an investment. These relationships may influence the Adviser or Brookfield in deciding whether to select or recommend such a service provider to perform services for us or a portfolio company (the cost of which will generally be borne directly or indirectly by us). Advisors and service providers often charge different rates or have different arrangements for specific types of services. For example, the fee for a particular type of service may vary based on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by us are different from those used by Brookfield, Other Brookfield Accounts, their portfolio companies or their respective affiliates, any of the foregoing may pay different amounts or rates than those paid by us with respect to any particular advisor or service provider.
We may co-invest with Brookfield affiliates in real estate-related investments and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest.
Other Brookfield Accounts hold a number of existing real estate-related investments and may in the future make further such investments. To the extent permitted by our charter and, as required, subject to approval by our board of directors, we may make investments either in those same assets or in related assets. In addition, we anticipate that we may make investments in entities or assets in which an Other Brookfield Account holds an investment in a different class of the debt or equity securities of such entities or such assets. For example, we may make investments in the equity of entities or assets in which Other Brookfield Accounts have made or will make investments in various tranches of CMBS securitizations or other debt instruments.
In the foregoing circumstances, to the extent we hold securities that are different (including with respect to relative seniority) than those held by such Other Brookfield Accounts, Brookfield could have conflicting loyalties between its duties to us and such other Brookfield fund. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating to or with respect to such securities held by such Other Brookfield Accounts (notwithstanding that if such Other Brookfield Accounts maintain voting rights with respect to the securities they hold) or, if we do not recuse ourselves Brookfield may be required to take action where it will have conflicting loyalties between its duties to us and to such Other Brookfield Accounts, which may adversely impact us.
We have entered into and may continue to enter into joint ventures and other shared assets which will involve risks and conflicts of interests.
We have made joint venture investments with Other Brookfield Accounts, and may subject to the requirements in our charter, we may continue to invest in shared assets through the formation of joint ventures with Other Brookfield Accounts. Such joint venture investments will involve risks and conflicts of interests. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
Brookfield, including the Adviser, may face conflicts of interest associated with the Brookfield Investor’s investments in us and the related share repurchase arrangement.
The Brookfield Investor was issued a combination of Class E shares of our common stock and Class E units of the Operating Partnership in connection with its contribution of certain assets to the Operating Partnership in connection with the Adviser Transition. Our board of directors, including a majority of independent directors, has adopted an arrangement to repurchase securities held by the Brookfield Investor. Because this arrangement is with an affiliate of Brookfield, the terms were not negotiated at arm’s length. Brookfield may face conflicts of interest in conducting the share repurchase arrangement with the Brookfield Investor. Also, because the Brookfield Investor owns a significant amount of shares of our common stock and Operating Partnership units, the Adviser may face conflicts of interest in managing our investment activities.
There may be conflicts of interest related to our uncommitted line of credit with an affiliate of Brookfield.
We have entered into the Credit Agreement with an affiliate of Brookfield, pursuant to which we may borrow up to $125 million at an interest rate equal to the lowest then-current interest rate offered by a third-party lender to us for a similar credit product, or, if no such rate is available, LIBOR plus 2.25%. There can be no assurances that we will be able to borrow under the Credit Agreement, or that the Brookfield lender will issue a loan or extend or renew the Credit Agreement. Because this Credit Agreement is with an affiliate of Brookfield, the terms of the agreement were not negotiated at arm’s length. The Adviser may face conflicts of interest in connection with any borrowings or disputes under this Credit Agreement.
We expect to have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.
Our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles, including the Other Brookfield Accounts, and accounts managed or advised by the Adviser or its affiliates that may participate in the same investments as us. The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles accounts may relate to or arise from, among other things, the nature of investments made by us and such other vehicles and accounts, the structuring or the acquisition of investments and the timing of disposition of investments and such other vehicles and accounts. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser or its affiliates, including with respect to the nature or structuring of investments, which may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations. In addition, we may make investments that could have a negative impact on related investments made by the stockholders in separate transactions. In selecting and structuring investments appropriate for us, the Adviser considers our investment and tax objectives (including our qualification as a REIT) and our stockholders (and those of investors in other investment vehicles managed or advised by the Adviser or its affiliates) as a whole, not the investment, tax or other objectives of any stockholders individually.
Our board of directors has adopted resolutions that renounce our interest or expectancy with respect to certain business opportunities and competitive activities.
Our board of directors has adopted resolutions that provide that none of Brookfield, Oaktree or their respective affiliates, our directors or any person our directors control are required to refrain directly or indirectly from engaging in any business opportunities, including any business opportunities in the same or similar business activities or lines of business in which we or our affiliates may from time to time be engaged or propose to engage, or from competing with us, and that renounce our interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunities, unless those opportunities are offered to such person in his or her capacity as our director or officer and intended exclusively for us or any of our subsidiaries.
Disputes between Brookfield and our joint venture partners who have pre-existing investments with Brookfield may affect our investments relating thereto.
Some of the third-party operators and joint-venture partners with which the Adviser may elect to co-invest our capital may have pre-existing investments with Brookfield. The terms of these preexisting investments may differ from the terms upon which we invest with such operators and partners. To the extent a dispute arises between Brookfield and such operators and partners, our investments relating thereto may be affected.
We may be subject to additional potential conflicts of interests with portfolio companies of Brookfield and Other Brookfield Accounts, as well as affiliates of Oaktree.
We may be subject to additional potential conflicts of interests with portfolio companies of Brookfield and Other Brookfield Accounts. For example, a portfolio company of an Other Brookfield Account may be a competitor, customer, service provider or supplier of one or more of our investments. There may also be circumstances where a tenant or a prospective tenant in connection with one of our investments may also be interested in or eligible to be a tenant or prospective tenant at a property owned by an Other Brookfield Account. In such circumstances, such Other Brookfield Account or portfolio company thereof may take actions that have adverse consequences for us or one of our investments, such as seeking to increase its market share at the investment’s detriment, withdrawing business from the investment in favor of a competitor that offers the same product or service at a more competitive price, or increasing prices of its products in its capacity as a supplier of the investment or commencing litigation against the investment. In addition, in such circumstances, the Adviser may not pursue certain such actions on our behalf, which could result in a benefit to an Other Brookfield Account or to our company. Brookfield has implemented policies and procedures designed to mitigate such potential conflicts of interest. Such policies and procedures could reduce the business activity among the portfolio companies of Other Brookfield Accounts, which could negatively affect one or more of our investments and, therefore, us as a whole. An Other Brookfield Account or portfolio company thereof may nonetheless continue to take such actions that have adverse consequences for us or our investments, and Brookfield will not have any obligation or duty in this regard.
In addition, Oaktree and its affiliates currently manage and may in the future manage Other Oaktree Accounts. We may be subject to additional potential conflicts of interests with portfolio companies of Oaktree and Other Oaktree Accounts.
We may be subject to additional potential conflicts of interests as a consequence of Brookfield’s status as a public company.
As a consequence of Brookfield’s status as a public company, our officers, directors, members, managers and employees and those of the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of us and our affiliates that would not necessarily be taken into account if Brookfield were not a public company.
We are a party to the Option Investments Purchase Agreement with Oaktree.
Pursuant to the terms of the Adviser Transition Agreement, we entered into the Option Investments Purchase Agreement with Oaktree, pursuant to which Oaktree will have the right to purchase the Operating Partnership’s entire interest in all of the Equity Option Investments or the Debt Option Investments, or both, for a period of 12 months following the earlier of (i) 18 months after the date upon which the Adviser Transition is completed and (ii) the date on which we notify Oaktree that we have issued in the aggregate $1 billion of our common stock to non-affiliates after the date the Adviser Transition is completed (such 12-month period, the “Option Period”) at price equal to the fair value of the applicable Option Investments, as determined in connection with our most recently determined NAV immediately prior to the closing of such purchase. Because this Option Investments Purchase Agreement is with Oaktree, an affiliate of Brookfield, the terms of the agreement were not negotiated at arm’s length. In addition, because of the Option Investments Purchase Agreement, we would be precluded from selling the Equity Option Investments or the Debt Option Investments to a third party, prior to the expiration of the Option Period, without the consent of Oaktree, even if our Adviser determines that it would be in our best interest to dispose of one or more of the Oaktree Option Investments in order to rebalance our portfolio or for liquidity needs to fund share repurchases. In addition, the purchase price payable by Oaktree for the Oaktree Option Investments pursuant to the Option Investments Purchase Agreement is fixed at the current appraised value as of the date of sale, which would preclude us from realizing any premium to appraised value that a third party may be willing to pay during the Option Period.

Risks Related to our REIT Status and Certain Other Tax Items

If we do not maintain our qualification as a REIT, we will face serious tax consequences that could substantially reduce the funds available to satisfy our obligations, to implement our business strategy and to make distributions to our stockholders for each of the years involved.
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
To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year, including any undistributed capital gains. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our cost and our leverage, and reduce the value of our investments.
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
Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on profits, the borrower’s discretion, or similar factors.
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
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than 9.9%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.9%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of all classes or series of our stock, which we refer to as the “ownership limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to own constructively in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.
The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the NAV of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of directors’ power to increase the ownership limit or grant further exemptions in the future.
Non-U.S. holders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Subject to certain exceptions, FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. Generally, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a repurchase) would be subject to tax under FIRPTA, unless our shares of common stock were regularly traded on an established securities market and the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock, or another exception applies.
A non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock, unless the relevant class of stock is regularly traded on an established securities market in the United States and such non-U.S. holder did not own more than 10% of such class at any time during the one-year period ending on the date of such distribution. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.
We may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state, local and foreign taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
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
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under current law, through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of "ordinary" REIT dividends (i.e. dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends.
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
Additional changes to tax laws are likely to occur and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans, for which the U.S. Internal Revenue Service (the "IRS") as provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.
Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements. Even if we maintain our status as a REIT, entities through which we hold investments in assets located outside the United States may be subject to income taxation by jurisdictions in which such assets are located or in which our subsidiaries that hold interests in such assets are located. Any such taxes could adversely affect our business, results of operations, cash flows or financial condition, and our cash available for distribution to our stockholders will be reduced by any such non-U.S. income taxes.
If the Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of the Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on shares of our common stock.

Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.
Rules enacted as part of the JOBS Act may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.”
A taxpayer’s adjusted taxable income starts with its taxable income and adds back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
Our taxable REIT subsidiaries are subject to special rules that may result in increased taxes.
We may conduct certain activities or invest in assets through one or more taxable REIT subsidiaries. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. Other than some activities relating to management of hotel and healthcare properties, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A domestic taxable REIT subsidiary is subject to U.S. federal income tax as a regular C corporation.
No more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more taxable REIT subsidiaries. This requirement limits the extent to which we can conduct our activities through taxable REIT subsidiaries. The values of some of our assets, including assets that we hold through taxable REIT subsidiaries, may not be subject to precise determination, and values are subject to change in the future. In addition, as a REIT, we must pay a 100% penalty tax on IRS adjustments to certain payments that we made or receive if the economic arrangements between us and any of our taxable REIT subsidiaries are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any taxable REIT subsidiary on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above: however, the IRS may successfully assert that the economic arrangements of any of our intercompany transactions are not comparable to similar arrangements between unrelated parties.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the 75% and 95% REIT gross income tests if: (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (ii) such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried forward against future taxable income in the taxable REIT subsidiary.
We may choose to pay dividends in a combination of cash and our own common stock, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.
Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in our common stock. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends they receive. In the case of non-

U.S. stockholders, we generally will be required to withhold tax with respect to the entire dividend, which withholding tax may exceed the amount of cash such non-U.S. stockholder would otherwise receive.
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
Securitizations could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. Because we hold substantially all of our assets through the Operating Partnership, which is treated as a partnership for U.S. federal income tax purposes, the foregoing rules would not apply if the Operating Partnership was, or owned equity interests in, a taxable mortgage pool. Any such taxable mortgage pool would be treated as a corporation for U.S. federal income tax purposes and could prevent us from qualifying as a REIT.
If the leases of our properties are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.
To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” In order for rents paid to the Operating Partnership pursuant to leases of our properties to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.
Sales of our properties at gains are potentially subject to the prohibited transaction tax, which could reduce the return on a stockholder’s investment.
Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including the Operating Partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Code. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business or that a safe harbor will apply.
There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.
We are parties to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging and may hold or acquire assets with LIBOR-based terms. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre- modification instrument for the modified instrument. Proposed Treasury Regulations have been issued that would treat certain modifications that would be taxable events under current law as non-taxable events. The proposed Treasury Regulations also would permit real estate mortgage investment conduits (“REMICs”) to make certain modifications without losing REMIC qualification. The proposed Treasury Regulations do not discuss REIT- specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. The IRS has also issued Revenue Procedure 2020-44, which provides additional guidance to facilitate the market’s transition from LIBOR rates. This guidance clarifies the treatment of certain debt instruments modified to replace LIBOR-based terms. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the IRS will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale- leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale- leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “gross income tests” and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirements for a taxable year.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, ("ERISA"), fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil penalties.
There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts ("IRAs"), or Keogh plans. If an investor is investing the assets of any of the entities identified in the prior sentence in our common stock, investors should satisfy themselves that:
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
Accordingly, investors that are (a) “employee benefit plans” (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA; (b) “plans” defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including Keogh plans and IRAs); or (c) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by “benefit plan investors”) (each such plan, account and entity described in clauses (a), (b) and (c) we refer to as “ERISA Plans”) should consult with their own legal, tax, financial and other advisors to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any ERISA Plan is in no respect a representation by us or any other person associated with the offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.

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
Our principal executive offices are located at 250 Vesey Street, 15th Floor New York, NY 10281. We consider these facilities to be suitable for the management of our business.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock
The Offering consists of four classes of shares of our common stock, Class S shares, Class I shares, Class T shares, and Class D shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. We are also offering Class C shares of common stock to third-party investors pursuant to a private offering. We may also issue Class E shares to Brookfield, certain of its affiliates and employees, and our independent directors in one or more private placements. The Adviser may elect to receive all or a portion of its management or performance fees in Class E shares. The Class C and Class E shares are not being offered or sold in the Offering. As of March 31, 2022, there were 1,523 holders of Class S shares, 98 holders of Class I shares, one holder of Class C shares, and 30 holders of Class E shares. As of March 31, 2022, we have not sold any Class T or Class D shares of common stock. These stockholder figures do not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class being offered and sold in the Offering as of December 31, 2021:

	Class S Shares	Class I Shares	Class T Shares	Class D Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	—	up to 3.5%	up to 0.5%
Stockholder servicing fee (% of NAV)	0.85%	—	0.85%	0.25%
For Class S shares sold in the Offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the Offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the Offering, investors will pay upfront selling commissions of up to 0.5% of the transaction price.
The Dealer Manager, a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares and Class T shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.
The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2021, the Dealer Manager had not retained any upfront selling commissions, dealer manager or stockholder servicing fees.
For the year ended December 31, 2021, the costs of raising capital in our primary offering and our distribution reinvestment plan, which represent all upfront selling commissions, upfront dealer manager fees, stockholder servicing fees and organization and offering costs accrued by us during the year ended December 31, 2021, represented 9.0% of capital raised.
The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the accrual of any performance fees, and any stockholder servicing fees applicable to such class of shares. Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the prospectus for the Offering for further details on how our NAV is determined.

The following table presents our monthly NAV per share for each of the six classes of shares since our inception through December 31, 2021:

	Class S Shares	Class I Shares	Class C Shares	Class E Shares	Class T Shares	Class D Shares
November 30, 2019	$10.0000	$10.0000	$—	$—	$—	$—
December 6, 2019	10.0458	10.0458	—	—	—	—
December 31, 2019	10.0686	10.0687	—	—	—	—
January 31, 2020	10.2171	10.2204	—	—	—	—
February 29, 2020	10.2187	10.2347	—	—	—	—
March 31, 2020	10.3008	10.3170	—	—	—	—
April 30, 2020	10.1559	10.1873	—	—	—	—
May 31, 2020	10.2782	10.3009	—	—	—	—
June 30, 2020	10.2789	10.3121	—	—	—	—
July 31, 2020	10.3257	10.3643	—	—	—	—
August 31, 2020	10.2991	10.3503	—	—	—	—
September 30, 2020	10.3603	10.4261	—	—	—	—
October 31, 2020	10.3658	10.4444	—	—	—	—
November 30, 2020	10.4433	10.5409	—	—	—	—
December 31, 2020	10.4993	10.6190	—	—	—	—
January 31, 2021	10.5020	10.6220	—	—	—	—
February 28, 2021	10.5287	10.6480	—	—	—	—
March 31, 2021	10.6138	10.7307	10.7093	—	—	—
April 30, 2021	10.6751	10.7861	10.7230	—	—	—
May 31, 2021	10.7562	10.8583	10.8046	—	—	—
June 30, 2021	10.8558	10.9475	10.8933	—	—	—
July 31, 2021	10.9087	10.9868	10.9288	—	—	—
August 31, 2021	11.1222	11.2011	11.1424	—	—	—
September 30, 2021	11.8772	11.9684	11.9007	—	—	—
October 31, 2021	11.8843	11.9793	11.8990	—	—	—
November 30, 2021	12.2120	12.3099	12.2272	12.3577	—	—
December 31, 2021	12.4506	12.4858	12.4285	12.5880	—	—

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of December 31, 2021:

Components of NAV	December 31, 2021
Investments in real properties	$1,178,327,826
Investments in real estate-related loans and securities	55,734,590
Investments in unconsolidated entities	129,671,086
Cash and cash equivalents	31,742,068
Restricted cash	33,464,579
Other assets	14,252,575
Debt obligations	(840,222,654)
Accrued performance participation interest(1)	(2,345,920)
Accrued stockholder servicing fees(2)	(170,680)
Management fee payable	(620,706)
Dividend payable	(2,171,814)
Subscriptions received in advance	(24,314,220)
Other liabilities	(22,179,977)
Non-controlling interests in joint ventures	(15,651,016)
Net asset value(3)	$535,515,737
Number of shares/units outstanding	42,804,447

(1)
Represents the accrued distributions for the period from November 3, 2021 to and including December 31, 2021 on the performance participation allocation interest in the Operating Partnership held by Brookfield REIT OP Special Limited Partner L.P. (the "Special Limited Partner"), an affiliate of Brookfield.

(2)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of December 31, 2021, we have accrued under GAAP approximately $14.2 million of stockholder servicing fees.

(3)	See the reconciliation of stockholders’ equity to NAV below for an explanation of the difference between the $536 million of our NAV and the $226 million of our stockholders' equity under GAAP.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2021:

NAV Per Share/Unit	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares(1)	Class E Shares(1)	Third-party Operating Partnership Units(2)	Total
Net asset value	$249,581,257	$35,275,016	$—	$—	$20,436,286	$26,409,170	$203,814,008	$535,515,737
Number of shares/units outstanding	20,045,775	2,825,209	—	—	1,644,303	2,097,971	16,191,189	42,804,447
NAV Per Share/Unit as of December 31, 2021	$12.4506	$12.4858	$—	$—	$12.4285	$12.5880	$12.5880

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes the partnership interests of the Operating Partnership held by parties other than the Company.
As of December 31, 2021, we had not sold any Class T shares or Class D shares.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2021 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.2%	5.0%
Office	7.7%	6.7%
Logistics	6.1%	5.3%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Office Investment Values	Logistics Investment Values
Discount Rate	0.25% decrease	2.4%	2.0%	2.1%
(weighted average)	0.25% increase	(2.2)%	(1.9)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	4.2%	2.3%	3.4%
(weighted average)	0.25% increase	(3.6)%	(2.1)%	(3.0)%

The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines, and our unconsolidated interest in Principal Place.

The following table reconciles Stockholders' Equity per our Consolidated Balance Sheets to our NAV:

Reconciliation of Stockholders' Equity to NAV	December 31, 2021
Stockholders' equity under U.S. GAAP	$226,062,240
Redeemable non-controlling interest	200,085,855
Total partners' capital of Operating Partnership under GAAP	426,148,095
Adjustments:
Accrued stockholder servicing fee	170,680
Deferred rent	(298,038)
Organizational and offering costs	28,461,060
Selling commissions and dealer manager fees	964,045
Unrealized net real estate appreciation	44,162,093
Accumulated amortization of discount	(955,240)
Accumulated depreciation and amortization	36,863,042
NAV	$535,515,737
The following details the adjustments to reconcile stockholders’ equity under GAAP to our NAV:
•Accrued stockholder servicing fee: Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S shares. Under GAAP we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold such share. For purposes of calculating NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.
•Deferred rent: Deferred rent represents straight line rental revenue recorded under GAAP. For purposes of calculating NAV, deferred rental revenues are excluded.
•Organization and offering costs: The Adviser, and previously the Oaktree Adviser, agreed to advance organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 6, 2022. As part of the Adviser Transition, the Adviser acquired the Oaktree Adviser’s receivable related to the organization and offering expenses previously incurred by the Oaktree Adviser. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months following July 6, 2022. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. Organization and offering expenses that have been advanced by the Adviser are excluded for the purposes of calculating NAV and will be recognized as a reduction to NAV as they are reimbursed to the Adviser ratably over the 60 months commencing July 6, 2022.
•Selling commissions and dealer manager fees: We record selling commissions and dealer manager fees as offering costs in accordance with GAAP. These costs are excluded for purposes of determining NAV.
•Unrealized net real estate appreciation: Our investments in real estate are presented under historical cost in our GAAP Consolidated Financial Statements. Additionally, our mortgage loans, term loans, credit facilities, and repurchase agreements (“Debt”) are presented at their carrying value in our Consolidated Financial Statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not recorded in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.
•Accumulated amortization of discount: We amortize the discount on our loan investments over the term period in accordance with GAAP. Such amortization is excluded for purposes of determining our NAV.
•Accumulated depreciation and amortization: We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is excluded for purposes of determining our NAV.

Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code.
Each class of the Company's common stock receives the same aggregate gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee and management fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The following table details the net distribution for each of our share classes as of December 31, 2021:

Declaration Date	Class S Shares	Class I Shares	Class C Shares	Class E Shares	Class T Shares	Class D Shares
December 31, 2019	$0.0189	$0.0250	$—	$—	$—	$—
January 30, 2020	0.0222	0.0294	—	—	—	—
February 27, 2020	0.0272	0.0341	—	—	—	—
March 30, 2020	0.0267	0.0341	—	—	—	—
April 30, 2020	0.0272	0.0344	—	—	—	—
May 29, 2020	0.0288	0.0361	—	—	—	—
June 30, 2020	0.0293	0.0365	—	—	—	—
July 30, 2020	0.0291	0.0365	—	—	—	—
August 28, 2020	0.0293	0.0367	—	—	—	—
September 29, 2020	0.0295	0.0367	—	—	—	—
October 29, 2020	0.0294	0.0369	—	—	—	—
November 25, 2020	0.0320	0.0392	—	—	—	—
December 30, 2020	0.0342	0.0417	—	—	—	—
January 28, 2021	0.0344	0.0420	—	—	—	—
February 25, 2021	0.0352	0.0420	—	—	—	—
March 30, 2021	0.0346	0.0422	0.0422	—	—	—
April 29, 2021	0.0348	0.0422	0.0422	—	—	—
May 27, 2021	0.0350	0.0427	0.0427	—	—	—
June 29, 2021	0.0355	0.0430	0.0430	—	—	—
July 29, 2021	0.0355	0.0433	0.0433	—	—	—
August 30, 2021	0.0358	0.0435	0.0435	—	—	—
September 29, 2021	0.0367	0.0443	0.0443	—	—	—
October 28, 2021	0.0391	0.0474	0.0474	—	—	—
November 29, 2021	0.0443	0.0524	0.0524	0.0524	—	—
December 29, 2021	0.0454	0.0539	0.0539	0.0539	—	—
Total	$0.8101	$0.9962	$0.4549	$0.1063	$—	$—

The following table summarizes our distributions declared during the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31, 2021		For the year ended December 31, 2020		For the year ended December 31, 2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$5,701,859	52%	$4,872,208	67%	$267,810	79%
Reinvested in shares	5,233,649	48%	2,439,397	33%	71,527	21%
Total distributions	$10,935,508	100%	$7,311,605	100%	$339,337	100%

Sources of Distributions
Cash flows from operating activities from current period	$10,935,508	100%	$7,311,605	100%	$267,810	100%
Total sources of distributions	$10,935,508	100%	$7,311,605	100%	$267,810	100%

Cash flows from operating activities	$15,720,800		$9,322,170		$(176,569)
Funds from Operations	$3,106,300		$10,111,847		$68,319

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our Consolidated Financial Statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization, and (iv) after adjustments for our share of consolidated and unconsolidated joint ventures.
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP supplemental disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) organization costs, (v) amortization of restricted stock awards, (vi) unrealized gains and losses from changes in fair value of real estate-related loans and securities, (vii) non-cash performance fee or other non-cash incentive compensation, and (viii) similar adjustments for unconsolidated joint ventures.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income (loss) attributable to our stockholders and redeemable non-controlling interests. We believe it is meaningful to include redeemable non-controlling interests since it is a component of our NAV.

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Net income (loss) attributable to stockholders and redeemable non-controlling interests	$4,901,381	$(2,437,851)	$(4,722,878)
Adjustments to arrive at FFO:
Depreciation and amortization	18,369,770	13,481,013	5,012,259
Realized gain on disposition of real estate	(19,495,644)	—	—
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(669,207)	(931,315)	(221,062)
FFO attributable to stockholders and redeemable non-controlling interests	3,106,300	10,111,847	68,319
Adjustments to arrive at AFFO:
Straight-line rental income	(298,038)	(1,547,188)	(407,475)
Amortization of above and below market lease intangibles	147,835	227,592	70,028
Amortization of mortgage premium/discount	(85,428)	(453,172)	(416,639)
Organization costs	3,459,158	—	885,061
Amortization of restricted stock awards	87,500	72,447	74,876
Unrealized gain from changes in fair value of financial instruments(1)	(1,837,051)	(2,416,703)	—
Non-cash performance fee and performance participation allocation	7,489,117	2,215,134	200,649
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	6,938	50,602	(162,382)
AFFO attributable to stockholders and redeemable non-controlling interests	12,076,331	8,260,559	312,437
Adjustments to arrive at FAD:
Realized gain on real estate-related loans and securities	(1,902,466)	(144,484)	—
Non-cash management fee	2,650,543	1,170,717	—
Stockholder servicing fees	(1,476,682)	(902,794)	(35,809)
FAD attributable to stockholders and redeemable non-controlling interests	$11,347,726	$8,383,998	$276,628

(1)	Unrealized gain from changes in fair value of financial instruments primarily relates to mark-to-market changes in our investments in real estate-related securities, investments in unconsolidated investments, and derivatives.

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
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Texas, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Texas, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to our prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of our Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.
Unregistered Sales of Equity Securities
During the year ended December 31, 2021, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 10 to our Consolidated Financial Statements, the Adviser, and previously the Oaktree Adviser, is entitled to an annual management fee payable monthly in cash or shares of common stock, in each case at the Adviser's election.
For the year ended December 31, 2021, the Oaktree Adviser elected to receive its management fees in Class I shares and we issued 182,709 unregistered Class I shares to the Oaktree Adviser in satisfaction of the management fee for January through November 2, 2021 (the "Adviser Transition date"). Additionally, the Adviser elected to receive its management fee in Class E shares and we issued 49,309 unregistered Class E shares to the Adviser in February 2022 in satisfaction of the management fees from November 3, 2021 through December 31, 2021.
Prior to the Adviser Transition, the Oaktree Adviser was entitled to an annual performance fee, payable annually in cash or shares of common stock. The Oaktree Adviser elected to receive its performance fee in shares. As further described in Note 10 to the Consolidated Financial Statements, the performance fee became payable on the Adviser Transition date and in December 2021 we issued 429,340 unregistered Class I shares to the Oaktree Adviser as payment for the performance fee.
Additionally, the Special Limited Partner, an affiliate of the Adviser, previously held a performance participation interest in the Operating Partnership that entitled it to receive an allocation of the Operating Partnership's total return to its capital account. As further described in Note 10 to the Consolidated Financial Statements, the performance participation allocation for the period November 3, 2021 through December 31, 2021 became payable on December 31, 2021, and in March 2022 we issued 186,362 Class E units of the Operating Partnership to the Special Limited Partner as payment for the performance participation allocation for the period November 3, 2021 through December 31, 2021. Each issuance to the Adviser, Oaktree Adviser, and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.
We have also sold Class I and Class C shares in private offerings to feeder vehicles primarily created to hold Class I and Class C shares that offers interest in such feeder vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. For the year ended December 31, 2021, we received $6.2 million from selling 573,028 unregistered Class I shares and $17.9 million from selling 1,644,3030 unregistered Class C shares to such vehicles.
We have sold Class E shares to Brookfield and certain of its affiliates in one or more private offerings. For the year ended December 31, 2021, we issued 2,088,834 unregistered Class E shares to an affiliate of Brookfield in connection with Brookfield's contribution of certain properties. The offer and sale of Class E shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2).

Share Repurchases
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an "Early Repurchase Deduction") subject to certain limited exceptions. Settlements of share repurchases will be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan, to shares the Adviser elects to receive instead of cash in respect of its management fee, or to shares issued to an affiliate of Brookfield in exchange for Class E units of the Operating Partnership that were issued to such entity in connection with its contribution of certain assets to the Operating Partnership in connection with the Adviser Transition. In addition, shares of our common stock are sold to certain feeder vehicles primarily created to hold our shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, we may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
The total amount of aggregate repurchases of Class S, Class I, Class T, Class D, Class C, and Class E shares is limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.
Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.
If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.
On September 11, 2019, the board of directors of the Company, including a majority of the independent directors, adopted an arrangement with the Oaktree Investor (the "Oaktree Repurchase Agreement") to repurchase any shares of the Company’s Class I common stock that Oaktree Investor, an affiliate of the Oaktree Adviser, acquired prior to the breaking of escrow in the Initial Public Offering. The board of directors approved the Oaktree Repurchase Agreement in recognition of the Oaktree Investor’s intent to subscribe for shares of the Company’s Class I common stock in an amount such that, together with all other subscriptions for the Company’s common stock, the escrow minimum offering amount would be satisfied. As of December 6, 2019, the Company satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of such date, the escrow agent released gross proceeds of approximately $150.0 million (including approximately $86.9 million that was funded by the Oaktree Investor) to the Company in connection with the sale of shares of the Company’s common stock. Under the Oaktree Repurchase Agreement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the years ended December 31, 2021 and 2020, the Company repurchased 6,186,397 and 2,521,620 shares from the Oaktree Investor at a price of $10.00 per share. As of December 31, 2021, the Oaktree Investor did not hold any Class I shares.
We and the Operating Partnership have also entered into a repurchase arrangement with the Brookfield Investor (the "Brookfield Repurchase Agreement") pursuant to which the Operating Partnership will offer to repurchase Class E units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per Class E unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the Class E units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Operating Partnership units that it receives in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) the date that is the third anniversary of the date of this prospectus. Following such date, the Brookfield Investor may cause us to repurchase its shares and Operating Partnership units (above the $50 million minimum), in an amount equal to the sum of (a)

the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from this offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. For the year ended December 31, 2021, the Company and the Operating Partnership did not repurchase any shares or Operating Partnership units as part of the Brookfield Repurchase Agreement.
On November 30, 2021, the Operating Partnership and the Brookfield Investor entered into a subscription agreement (the “Subscription Agreement”) pursuant to which the Brookfield Investor agreed to purchase up to $83 million in Class E Operating Partnership units upon the request of the general partner of the Operating Partnership, of which we are the sole member. The Class E Units purchased by the Brookfield Investor pursuant to the Subscription Agreement will not be subject to the Brookfield Repurchase Agreement entered into by us, the Operating Partnership and the Brookfield Investor with respect to the Class E Units and Class E shares of our common stock that the Brookfield Investor received in connection with its previously disclosed contribution of the Brookfield Portfolio to the Operating Partnership. Pursuant to the Subscription Agreement, the general partner of the Operating Partnership, of which we are the sole member, has agreed to waive the twelve-month holding period set forth in Section 8.5(a) of the partnership agreement of the Operating Partnership with respect to Class E Units purchased by the Brookfield Investor pursuant to the Subscription Agreement. The Brookfield Investor will have the right to cause the Operating Partnership to redeem all or a portion of the Class E Units it purchases pursuant to the Subscription Agreement for, at the sole discretion of the general partner, shares of our common stock, cash or a combination of both. Any redemption of Operating Partnership units will occur at a price based on the NAV of the Class E Units on the date of redemption. In the event the general partner elects for the Brookfield Investor of such Operating Partnership units to be paid in shares of the Company’s common stock, the Company will pay the Brookfield Investor a number of shares with an aggregate NAV on the date of redemption equal to the aggregate NAV of the Class E Units being redeemed. In addition, the Subscription Agreement provides that in the case of any redemption of a Class E Unit purchased by the Brookfield Investor pursuant to the Subscription Agreement at any time prior to the first anniversary of the date on which such Class E Unit was issued to the Brookfield Investor, a 2% redemption fee shall apply.

During the three months ended December 31, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
October 1 - October 31, 2021	58,816	0.24%	$11.8773	58,816	—
November 1 - November 30, 2021	20,259	0.08%	$11.8843	20,259	—
December 1 - December 31, 2021	675,926	2.48%	$12.2906	133,100	—
Total	755,001			212,175

(1)	542,825 shares of common stock were repurchased during the period from the Oaktree Adviser. The shares were issued for the payment of management and performance fees.

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to the "Company," "we," "us," or "our" refer to Brookfield Real Estate Income Trust Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this annual report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I Item 1.A - "Risk Factors" in this annual report on Form 10-K.
Overview
We are a Maryland corporation formed on July 27, 2017 to invest in commercial real estate assets. We seek to acquire well-located, high quality commercial assets that generate strong current cash flow and could further appreciate in value through our proactive, best-in-class portfolio management strategies. Our real estate-related debt strategy seeks to achieve high current income and superior risk-adjusted returns.
We are externally managed by Brookfield REIT Adviser LLC (the "Adviser"), an affiliate of Brookfield Asset Management Inc. (together with its affiliates, "Brookfield"). We are structured as an as an umbrella partnership real estate investment trust (“UPREIT”), which means that we own substantially all of our assets through our operating partnership, Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”), of which we are the sole general partner.
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
We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019, and we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of December 31, 2021, we owned and operated fourteen investments in real estate and held investments in two unconsolidated real estate interests, four real estate-related loans, and four short-term real estate-related debt securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally (including the COVID-19 pandemic), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related loans.
2021 Highlights
Operating and Capital Raising Results:
•Total return for the year ended December 31, 2021 (calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period), excluding upfront selling commissions, of 23.4% for Class S shares and 23.3% for Class I shares. Total return for the year ended December 31, 2021, assuming maximum upfront selling commissions of 19.2% for Class S shares.1
•Raised $$144.4 million of proceeds during the year ended December 31, 2021 from the sale of our common stock. Repurchased $77.0 million of our common stock during the year ended December 31, 2021, including $61.9 million of repurchases related to the repurchase agreement with Oaktree for their initial investment in 2019.
•In December 2021, declared net distributions per share of $0.0454 for Class S and $0.0539 for Class I shares, resulting in annualized distribution rates of 4.46% for Class S and 5.25% for Class I shares as of December 31, 2021.1
•Reinvested dividends of $5.2 million for the year ended December 31, 2021.

1 Class S and Class I are the publicly offered classes with shares outstanding as of December 31, 2021.

Investments and Dispositions:
•Closed on property acquisitions during the year with an aggregate purchase price of $949.8 million, including:
◦In September 2021, we acquired 1110 Key Federal Hill, a newly-built, 224-unit class 'A' apartment building located in the Federal Hill submarket of Baltimore, Maryland for $73.6 million.
◦In November 2021, upon the completion of the Advisor Transition, we acquired interests in three properties from affiliates of Brookfield:
▪The Burnham, a 328-unit mid-rise apartment building located in the South of Broadway neighborhood of Nashville, Tennessee, for $129.0 million.
▪Domain, a 324-unit garden-style apartment complex located in Orlando, Florida, minutes from local attractions and featuring high-quality amenities for $74.1 million.
▪A 20% interest in a joint venture that owns Principal Place, a 643,000 square foot, Class 'A' trophy office building uniquely located in the Shoreditch area of London, UK, and 100% occupied by a single tenant, Amazon Inc., for $99.8 million of initial equity in the joint venture.
◦In November 2021, we acquired three logistics properties located in prime in-fill markets across the U.S. totaling more than 500,000 square feet for an aggregate purchase price of $71.5 million.
◦In December 2021, we acquired DreamWorks Animation Studios in Glendale, California, a 15-acre, 500,000 square foot facility, located in Los Angeles’ media district for $326.5 million. The campus serves as DreamWorks’ headquarters and includes all essential infrastructure for the creation of animated feature films and television series.
◦In December 2021, we acquired Flats on Front, a newly built 273-unit five-story residential building in the North Waterfront District of Downtown Wilmington, North Carolina, for $97.5 million.
◦In December 2021, we acquired Verso Apartments, a brand new 172-unit five-story residential building in Downtown Beaverton, one of the most desirable suburbs outside of Portland, Oregon, for $74.0 million.
◦In December 2021, we made our first investment in the single-family rental sector with the purchase of 14 single-family rental properties for an aggregate purchase price of $3.8 million. We see meaningful opportunity in this sector and anticipate that we will continue to grow our portfolio with strategic acquisitions in the coming months.
•In November 2021, we sold our ownership interest in the Ezlyn property to an affiliate of Oaktree for $8.6 million in cash and a $33.8 million preferred equity interest in an affiliate of Oaktree for a realized gain of $19.5 million.
•Closed on the following transactions related to real estate-related loans and real estate-related securities:
◦In February 2021, we invested $16.7 million in real estate-related loans secured by the 111 Montgomery Condominium, a 156-unit condominium tower located in Brooklyn, New York, and the Avery Condominium, a 548-unit condominium and luxury apartment tower located in San Francisco, California. During the year, we received net repayments on the loans of $5.8 million.
◦In November 2021, we sold our investment in Atlantis Mezzanine Loan for $25.0 million of net proceeds.
◦During the year, invested $12.9 million in two floating-rate CMBS, which were collateralized by pools of commercial real estate debt, and sold six floating-rate CMBS for $17.8 million, resulting in a realized gain of $2.0 million.
Financings:
•Closed on $315.0 million of property-level mortgages in connection with property acquisitions during the year.
•Closed on a $400.0 million senior secured credit facility for the acquisition or refinancing of properties, of which $244.4 million was drawn as of December 31, 2021 related to property acquisitions.
•Closed on a $125.0 million unsecured revolving line of credit with an affiliate of Brookfield which can be used for general corporate uses as needed, including investment acquisitions, of which $105.0 million was drawn as of December 31, 2021 related to property acquisitions.

Portfolio
The following table provides information regarding our portfolio of real properties as of December 31, 2021:

Investment(1)	Location	Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3) (in millions)	Square Feet / Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Multifamily	Apr-19	90.0%	$59.2	448	96%
Arbors of Las Colinas	Dallas, TX	Multifamily	Dec-20	90.0%	63.5	408	96%
1110 Key Federal Hill	Baltimore, MD	Multifamily	Sep-21	100.0%	73.6	224	95%
Domain	Orlando, FL	Multifamily	Nov-21	100.0%	74.1	324	98%
The Burnham	Nashville, TN	Multifamily	Nov-21	100.0%	129.0	328	92%
Flats on Front	Wilmington , NC	Multifamily	Dec-21	100.0%	97.5	273	92%
Verso Apartments	Beaverton, OR	Multifamily	Dec-21	100.0%	74.0	172	95%
Two Liberty Center	Arlington, VA	Office	Aug-19	96.5%	91.2	179,000	97%
Lakes at West Covina	Los Angeles, CA	Office	Feb-20	95.0%	41.0	177,000	88%
Principal Place(5)	London, UK	Office	Nov-21	20.0%	99.8	644,000	99%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	Nov-21	100.0%	17.2	208,000	73%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	Nov-21	100.0%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	Nov-21	100.0%	27.3	211,000	100%
DreamWorks Animation Studios	Glendale, CA	Alternatives	Dec-21	100.0%	326.5	497,000	100%
Single Family Rental Portfolio	Various	Alternatives	Various	100.0%	3.8	14	n/a
					$1,204.7

(1)	Investments in real properties includes our consolidated property investments and our unconsolidated investment in Principal Place. Investments excludes our unconsolidated preferred membership interest in a joint venture that we received as consideration for our sale of the Ezlyn property in November 2021. As of December 31, 2021, the preferred membership interest had a liquidation preference of $28.8 million, which was subsequently purchased by the Ezlyn buyer in January 2022 at the liquidation preference price.
(2)	The joint venture agreements entered into by the Company provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.
(3)	Purchase price excludes acquisition costs.
(4)	Occupancy rates as of December 31, 2021. For our multifamily investments, occupancy represents the percentage of all leased units divided by the total available units as of the date indicated. For our office and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of the date indicated.
(5)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.
Subsequent to December 31, 2021, we acquired two multifamily properties for an aggregate purchase price of $226.0 million and two logistics properties for an aggregate purchase price of $38.2 million.

Investments in Real Estate-Related Loans and Securities
The following table details our real estate-related loan investments as of December 31, 2021:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(3)	$25,000,000	$(163,601)	$24,836,399
111 Montgomery(4)	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2024	Principal due at maturity	none	1,439,853	(91,409)	1,348,444
The Avery Senior Loan(4)	The Avery Condominium San Francisco, California	L+7.30%	February 2024	Principal due at maturity	none	7,655,908	(65,170)	7,590,738
The Avery Mezzanine Loan(4)	The Avery Condominium San Francisco, California	L+12.50%	February 2024	Principal due at maturity	$200.1 million(5)	1,802,408	(14,619)	1,787,789
						$35,898,169	$(334,799)	$35,563,370

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of December 31, 2021, one-month LIBOR was equal to 0.10%.
(2)	These investments were not delinquent in principal or interest payments as of December 31, 2021.
(3)	The IMC/AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.
(4)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

(5)	The Avery Mezzanine Loan is subordinate to an Oaktree first mortgage loan of $200.1 million.

The following table details our real estate-related securities as of December 31, 2021:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Fair Value
BX 2019 IMC G	International Markets Center and AmericasMart Atlanta	L+3.60%	4/15/34	Principal due at maturity	$3,700,000	$3,614,530
CGCMT 2020-WSS F	WoodSpring Suites Extended Stay Hotel	L+2.71%	2/16/27	Principal due at maturity	3,160,000	3,000,378
BAMLL 2021-JACX F	The JACX Office Towers Queens, NY	L+5.00%	9/15/38	Principal due at maturity	5,100,000	5,100,000
BX 2021 SDMF J	San Diego Multifamily Portfolio	L+4.03%	9/15/23	Principal due at maturity	7,800,000	7,796,100
					$19,760,000	$19,511,008

(1)	The term "L" refers to the one-month LIBOR. As of December 31, 2021, one-month LIBOR was equal to 0.10%.

Lease Expirations
The following table details the expiring leases at our office and logistics properties by annualized base rent and square footage as of December 31, 2021. The table below excludes our multifamily and single family rental properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent[1]	% of Total Annualized Base Rent Expiring	Approximate Gross Leasable Square Footage of Expiring Leases	% of Total Square Feet Expiring
2022	10	$1,259,839	4%	24,674	2%
2023	12	3,571,457	12%	84,775	7%
2024	6	487,861	2%	52,525	4%
2025	15	3,473,087	12%	163,383	13%
2026	6	2,669,750	9%	91,650	7%
2027	1	488,021	2%	14,820	1%
2028	4	1,056,559	4%	31,362	2%
2029	3	1,243,786	4%	85,362	7%
2030	3	360,361	1%	42,716	3%
2031	1	209,411	1%	37,146	3%
Thereafter	2	14,487,093	49%	670,887	51%
Total	63	$29,307,225	100%	1,299,300	100%

(1)	Annualized base rent is determined from the annualized December 31, 2021 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

COVID-19 Pandemic
Our business could be materially adversely affected by the effects of the COVID-19 pandemic and the future outbreak of other highly infection or contagious diseases. Given the ongoing and dynamic nature of the circumstances surrounding COVID-19, it is difficult to predict how significant the impact of this pandemic, including any responses to it, will be on the global economy, our company and our businesses or for how long disruptions are likely to continue. The extent of such impact will depend on future developments, which are highly uncertain, rapidly evolving and cannot be predicted, including new information which may emerge concerning the severity and transmissibility of new variants of this coronavirus and actions taken to contain it, including the continued pace, availability, distribution and acceptance of effective vaccines, among others. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our business, financial position, results of operations or cash flows.
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

Results of Operations
The following table sets forth information regarding our consolidated results of operations:

	For the Year Ended December 31,		2021 vs. 2020
	2021	2020	$
Revenues
Rental revenues	$34,787,101	$24,145,212	$10,641,889
Other revenues	2,590,843	1,141,058	1,449,785
Total revenues	37,377,944	25,286,270	12,091,674
Expenses
Rental property operating	15,464,896	10,211,237	5,253,659
General and administrative	7,057,292	3,473,954	3,583,338
Organizational expenses	3,459,158	—	3,459,158
Management fee	2,650,543	1,170,717	1,479,826
Performance fee	5,143,197	2,215,134	2,928,063
Performance participation allocation	2,345,920	—	2,345,920
Depreciation and amortization	18,369,770	13,481,013	4,888,757
Total expenses	54,490,776	30,552,055	23,938,721
Other income (expense)
Income from real estate-related loans and securities	5,442,640	4,908,074	534,566
Interest expense	(6,758,138)	(4,948,496)	(1,809,642)
Realized gain on real estate investments, net	21,492,660	144,484	21,348,176
Unrealized gain on investments, net	1,837,051	2,416,703	(579,652)
Total other income (expense)	22,014,213	2,520,765	19,493,448
Net income (loss)	$4,901,381	$(2,745,020)	$7,646,401
Net loss attributable to non-controlling interests in third party joint ventures	$182,666	$307,169	$(124,503)
Net income attributable to redeemable non-controlling interests	(2,577,946)	—	(2,577,946)
Net income (loss) attributable to Brookfield REIT stockholders	$2,506,101	$(2,437,851)	$4,943,952
Net income (loss) per share of common stock - basic and diluted
Basic	$0.11	$(0.13)	$0.24
Diluted	$0.11	$(0.13)	$0.24
Weighted average number of shares outstanding - basic and diluted
Basic	23,038,165	18,895,893	4,142,272
Diluted	23,038,165	18,895,893	4,142,272

Revenues
Revenues primarily consist of base rent arising from tenant leases at our multifamily, office, logistics and alternatives properties. Revenues increased $12.1 million to $37.4 million for the year ended December 31, 2021. The increase is due to the significant acquisition activity and growth of the portfolio since December 31, 2020. We owned fourteen consolidated investments as of December 31, 2021, compared to five consolidated investments as of December 31, 2020. The components of revenue during these periods are as follows ($ in millions):

	For the Year Ended December 31,		2021 vs. 2020
	2021	2020	$
Rental revenue	$32.9	$22.9	$10.0
Tenant reimbursements	1.9	1.2	0.7
Ancillary income and fees	2.6	1.1	1.4
Total revenue	$37.4	$25.2	$12.1

Rental Property Operating Expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. Rental property operating expenses increased $5.3 million during the year ended December 31, 2021 to $15.5 million compared to $10.2 million for the year ended December 31, 2020. The increase is attributable to the increase in the portfolio size as described above.
General and Administrative Expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the year ended December 31, 2021, general and administrative expenses were $7.1 million as compared to $3.5 million during the year ended December 31, 2020. The increase of $3.6 million is primarily due to the increase in the size of the portfolio year over year.
Organizational Expenses
Organizational expenses primarily consist of legal and filing fees related to forming a business or entity. During the year ended December 31, 2021, organizational expenses were $3.5 million, compared to no organizational expenses for the year ended December 31, 2020. Expenses incurred in 2021 relate to the formation of entities and the creation of the UPREIT structure in connection with the Advisor Transition.
Management Fee
Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the year ended December 31, 2021, the total management fee expense was $2.7 million as compared to $1.2 million during the year ended December 31, 2020. Management fees are calculated based on our aggregate NAV and paid monthly. The increase in the current year was due to the growth of our NAV.
Performance Fee
Prior to the Adviser Transition, the Oaktree Adviser earned a performance fee based on the total return of the Company. During the year ended December 31, 2021, the Oaktree Adviser earned a performance fee of $5.1 million for the period January 1, 2021 through November 2, 2021, the effective date of the Adviser Transition. Performance fees are calculated based on the total return of the Company and incorporate our aggregate NAV at the end of the period. The increase in the current year was due to the growth of our NAV.
Performance Participation Allocation
Subsequent to the Adviser Transition, the Special Limited Partner received a performance participation allocation from the Operating Partnership based on the total return of the Operating Partnership for the period November 3, 2021 through December 31, 2021. During the year ended December 31, 2021, the performance participation allocation was $2.3 million. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner became payable as of December 31st of the applicable year.

Depreciation and Amortization
During the year ended December 31, 2021, depreciation and amortization increased $4.9 million compared to the corresponding period in 2020. The increase was driven by the growth in our portfolio, which increased from five consolidated properties as of December 31, 2020 to fourteen consolidated properties as of December 31, 2021.
Income from Real Estate-Related Loans and Securities
During the years ended December 31, 2021 and 2020, interest income from real estate-related loans and securities was $5.4 million and $4.9 million, respectively. The $0.5 million increase in interest income was driven by the acquisitions of three real estate-related loans and two real estate-related securities during 2021, offset slightly by the sales of one real estate-related loan and six real estate-related securities.
Interest Expense
Interest expense is primarily related to interest payable on our property mortgage loans. Interest expense increased to $6.8 million for the year ended December 31, 2021, compared to $4.9 million for the year ended December 31, 2020. The increase was due to the increase in the size of the portfolio during 2021, offset by a decline in interest rates during the year.
Realized Gains on Investments
In November 2021, we sold our ownership interest in the Ezlyn property to an affiliate of Oaktree for $8.6 million in cash and a $33.8 million preferred equity interest in an affiliate of Oaktree for a realized gain of $19.5 million.
During the year ended December 31, 2021, we sold $17.8 million of floating-rate commercial mortgage backed securities and recognized a gain of $2.0 million as a result of the sales.
Unrealized Gains on Investments
Unrealized gains on investments consists of changes in the fair value of investments in real estate-related securities and investments in unconsolidated entities. During the year ended December 31, 2021 and 2020, we recognized an unrealized gain of $1.8 million and $2.4 million, respectively, primarily due to mark-to-market increases in the value of our CMBS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was $0.2 million and $0.3 million for the year ended December 31, 2021 and 2020, respectively. These losses are allocable to the interests held by the Company's joint venture partners in Anzio Apartments, Two Liberty Center, Lakes at West Covina, and Arbors of Las Colinas properties.
Net Gain Attributable to Non-Controlling Interests in Brookfield REIT OP LP
The $2.6 million net gain attributable to non-controlling interests in Brookfield REIT OP LP is related to gains allocable to the interests held in the Operating Partnership by parties other than the Company. The net gain in 2021 is due to the creation of the UPREIT structure and the contribution of three properties by an affiliate of Brookfield in exchange for Operating Partnership units.
Reimbursement by the Adviser
Pursuant to the advisory agreement between us, the Adviser and the Operating Partnership, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”).
Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, the Adviser would not be required to reimburse us.
For the year ended December 31, 2021, our Total Operating Expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in an increased performance fees and performance participation allocation expense, our independent directors determined that the excess expenses were justified.
Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 for discussion of our consolidated results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, which specific discussion is incorporated herein by reference.

Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on our outstanding indebtedness. Our offering and operating fees and expenses include, among other things, fees and expenses related to managing our properties and other investments, the management and performance fees we pay to the Adviser (to the extent the Adviser elects to receive such fees in cash), the performance participation allocation that was payable by the Operating Partnership to the Special Limited Partner (to the extent that the Special Limited Partner elected to receive the performance participation allocation in cash) and general corporate expenses.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the year ended December 31, 2021, we received $136.8 of proceeds from the sale of share of our common stock and repurchased $77.0 in shares of our common stock under our share repurchase plan, including $61.9 million of share repurchases subject to the repurchase agreement with Oaktree related to their initial investment in 2019. As a result, we continue to believe our current liquidity position is sufficient to meet our expected investment activity. Other potential future sources of capital include secured or unsecured financings from banks and other lenders and proceeds from the sale of assets.
In November 2021, we entered into a credit agreement with Citibank, N.A. (the "Secured Credit Facility") providing for a senior secured credit facility to be used for the acquisition or refinancing of properties. Borrowings on the Secured Credit Facility are secured by certain properties in our portfolio. The initial maximum aggregate principal amount of the facility was $250.0 million, which was increased to $400.0 million on December 31, 2021. The Secured Credit Facility expires on November 9, 2022, and has a one-year extension option to November 9, 2023, subject to certain conditions. Borrowings under the Secured Credit Facility bears interest at a rate of LIBOR plus 1.95%. As of December 31, 2021, there was $155.6 million of undrawn available capacity on the Secured Credit Facility.
In November 2021, we entered into a revolving line of credit with an affiliate of Brookfield (the "Affiliate Line of Credit"), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The credit agreement expires on November 2, 2022, subject to one-year extension options requiring the lender's approval. Borrowings under the credit agreement will bear interest at a rate of the then-current rate offered by a third-party lender for a similar product, or, if no such rate is available, LIBOR plus 2.25%. As of December 31, 2021, we had $20.0 of undrawn available capacity on the Affiliate Line of Credit.
As of December 31, 2021, we had contractual obligations to acquire four real estate properties for an aggregate purchase price of $408.4 million, subject to certain closing conditions. Subsequent to December 31, 2021, we entered into contractual obligations to acquire two additional properties for an aggregate purchase price of $188.3 million, subject to certain closing conditions. As of March 31, 2022, we had acquired four of these six properties for an aggregate purchase price of $264.2 million, exclusive of closing costs, with cash from the sale of our common stock and financings. We expect to close the acquisitions of the remaining two properties, totaling $332.5 million, with a combination of cash from the sale of our common stock and financings.

The following table is a summary of our indebtedness as of December 31, 2021 and 2020:

			Principal Balance as of
Indebtedness	Interest Rate(1)	Maturity Date	December 31, 2021	December 31, 2020
Anzio Apartments mortgage loan	L+1.59%	May 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan	L+1.50%	August 2024	62,085,155	61,971,000
Ezlyn mortgage loan	3.38%	December 2026	—	53,040,000
Lakes at West Covina mortgage loan	L+1.55%	February 2025	25,603,855	25,202,380
Arbors of Las Colinas mortgage loan	SOFR+2.24%	January 2031	45,950,000	45,950,000
1110 Key Federal Hill mortgage loan	2.34%	October 2028	51,520,000	—
Domain mortgage loan	SOFR+1.50%	December 2026	48,700,000	—
DreamWorks Animation Studios mortgage loan	SOFR+1.65%	October 2022	214,750,000	—
Secured Credit Facility(2)	L + 1.95%	November 2022	244,401,821	—
Affiliate Line of Credit	L + 2.25%	November 2022	105,000,000	—
Total Indebtedness			$842,410,831	$230,563,380

(1)
The term "L" refers to the one-month US dollar-denominated LIBOR. As of December 31, 2021 and 2020, one-month LIBOR was equal to 0.10% and 0.14%, respectively. The term "SOFR" refers to the one-month Secured Overnight Financing Rate for DreamWorks Animation Studios mortgage loan and Arbors of Las Colinas mortgage loan.. As of December 31, 2021 and 2020, one-month SOFR was equal to 0.05% and 0.08%, respectively. The term "SOFR" refers to the daily Secured Overnight Financing Rate for Domain mortgage loan. As of December 31, 2021, daily SOFR was equal to 0.05%.

(2)	As of December 31, 2021, borrowings on the Secured Credit Facility are secured by the following properties: The Burnham, Flats on Front, Verso Apartments, 8400 Westphalia Road, 6123-6227 Monroe Court, and McLane Distribution Center. The facility has a one-year extension option to November 9, 2023, subject to certain conditions.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cash flows provided by (used in) operating activities	$15,720,800	$9,322,170	$(176,569)
Cash flows used in investing activities	(622,799,217)	(128,643,643)	(283,046,804)
Cash flows provided by financing activities	631,842,806	124,290,494	314,090,123
Net increase in cash and cash equivalents and restricted cash	$24,764,389	$4,969,021	$30,866,750

Cash flows provided by operating activities increased $6.4 million for the year ended December 31, 2021 compared to the corresponding period in 2020 due to increased cash flows from the operations of our properties and income from our investments in real estate-related debt. The increase was primarily due to property acquisitions in 2021. As of December 31, 2021, we owned 14 properties, compared to five properties as of December 31, 2020. Cash flows provided by operating activities increased $9.5 million for the year ended December 31, 2020 compared to the corresponding period in 2019 due to increased cash flows from the operations of our properties and income from our investments in real estate-related debt.
Cash flows used in investing activities increased $494.2 million for the year ended December 31, 2021 compared to the corresponding period in 2020. The increase was primarily due to acquisitions of real estate properties and real estate-related debt, offset by cash flows provided by the sale of one real estate property, one real estate-related loan, and four commercial mortgage backed security investments. Cash flows used in investing activities decreased $154.4 million for the year ended December 31, 2020 compared to the corresponding period in 2019 primarily due to fewer acquisitions in 2020.
Cash flows provided by financing activities increased $507.6 million for the year ended December 31, 2021 compared to the corresponding period in 2020. The increase is primarily due to borrowings from mortgage loans and credit facilities for property acquisitions. Cash flows provided by financing activities decreased $189.8 million for the year ended December 31, 2020 compared to the corresponding period in 2019 primarily due to a decrease in proceeds from borrowings from mortgage loans and credit facilities for property acquisitions.
Critical Accounting Estimates
The preparation of these financial statements in accordance with GAAP involve significant judgement and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgements, estimates, and assumptions.
Please refer to Note 2, “Summary of Significant Accounting Policies” to our financial statements in this annual report on Form 10-K for a summary of our critical accounting policies.
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
Investments in Real Estate
In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, the Company accounts for the transaction as an asset acquisition. We evaluate each real estate acquisition to determine whether the integrated set of acquired assets and activities meets the definition of a business.
Upon acquisition of a property, we assesses the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, "above-market" and "below-market" leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities. The most significant portion of the allocation is to building and land and requires the use of market based estimates and assumptions. The company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.
We also consider an allocation of the purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants' credit quality and expectations of lease renewals. For acquired in-place leases, above- and below-market lease values are recorded at their fair values (using an discount rate that reflects the risks associated with the lease acquired) equal to the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.
Impairment of Long-Lived Assets
We review our real estate portfolio each quarter or when there is an event or change in circumstances to determine if there are any indicators of impairment in the carrying values of any of our real estate assets. If the carrying amount of the real estate asset is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be "long-lived assets to be held and used" are considered on an undiscounted basis to determine whether an assets has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.
Related Party Transactions
We have and are expected to continue to engage in, transactions with related parties, including Brookfield REIT Advisor LLC, our Adviser and its affiliates, and Oaktree Fund Advisors LLC as Sub-Advisor and its affiliates. The results of our operations may be different if similar transactions were conducted with non-related parties. Our independent directors oversee and annually review our related party relationships and are required to approve any modifications to existing relationships, as well as any new related party transactions.
See Note 10 titled “Related Party Transactions” to our financial statements in this annual report on Form 10-K for additional information concerning our related party transactions.
Recent Accounting Pronouncements
See Note 2 titled “Summary of Significant Accounting Policies” to our financial statements in this annual report on Form 10-K for a discussion concerning recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we are exposed to both credit risk and market risk.
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.
Interest rate risk
We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2021, the outstanding principal balance of our variable rate indebtedness was $790.9 million and consisted of mortgage loans, our Secured Credit Facility and our Affiliate Line of Credit.
Certain of our mortgage loans and other indebtedness are variable rate and are indexed to the one-month U.S. Dollar denominated LIBOR and the U.S. Dollar denominated daily simple SOFR (collectively, the "Reference Rates). For the year ended December 31, 2021, a 10% increase in the Reference Rates would have resulted in increased interest expense of $0.1 million.
Investments in real estate-related loans and securities
As of December 31, 2021, we held $55.1 million of investments in four real estate-related loans and four CMBS. Our investments are floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the year ended December 31, 2021, a 10% increase or decrease in the one-month U.S. Dollar denominated LIBOR rate would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.1 million.
We may also be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. We seek to manage our exposure market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of December 31, 2021, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $2.0 million.
Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar ("USD"). We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. As of December 31, 2021, we have one foreign exchange derivative with a notional hedged amount of £73.3 million GBP.
Credit Risk
Credit risk includes the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-4 to F-40. See accompanying Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
As part of the Adviser Transition that occurred on November 2, 2021, Brookfield REIT Adviser LLC, an affiliate of Brookfield Asset Management Inc. (together with its affiliates, "Brookfield") replaced Oaktree Fund Advisors, LLC as our adviser. As a result of this transition, Brookfield and its management assumed the responsibility for the oversight of our internal controls over financial reporting. The change in our management has not resulted in any changes to our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our Consolidated Financial Statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2021, was effective.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item relating to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Description

1.1
Dealer Manager Agreement, dated November 2, 2021, by and between Brookfield Real Estate Income Trust Inc. and Brookfield Oaktree Wealth Solutions LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference)

1.2
Form of Selected Dealer Agreement (filed as Exhibit 1.2 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 on October 28, 2021 (File No. 333-255557) and incorporated herein by reference)

1.3
Form of Selected Dealer Agreement (filed as Exhibit 1.3 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 on October 28, 2021 (File No. 333-255557) and incorporated herein by reference)

3.1
Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (File No. 333-223022))

3.2
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on February 14, 2018 (File No. 333-223022))

3.3
Articles of Amendment of Oaktree Real Estate Income Trust, Inc. dated June 13, 2018 (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q on June 14, 2018 and incorporated herein by reference)

3.4	Articles Supplementary of Oaktree Real Estate Income Trust, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on February 16, 2021 and incorporated herein by reference)

3.5	Second Articles of Amendment of Brookfield Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference)

3.6	Articles Supplementary of Brookfield Real Estate Income Trust Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference)

3.7
Certificate of Correction to Brookfield Real Estate Income Trust Inc.’s Articles Supplementary (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference)

3.8	Third Articles of Amendment of Brookfield Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on January 10, 2022 and incorporated herein by reference)

4.1	Share Repurchase Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on November 17, 2021 and incorporated herein by reference)

4.3*	Brookfield Share/OP Unit Repurchase Arrangement (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022 and incorporated herein by reference)

10.1
Adviser Transition Agreement, dated July 15, 2021, by and between Brookfield REIT Adviser LLC and Oaktree Fund Advisors, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2021 and incorporated herein by reference)

10.2
Amended and Restated Advisory Agreement, dated March 21, 2022, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022 and incorporated herein by reference)

10.3
Third Amended and Restated Limited Partnership Agreement of Brookfield REIT Operating Partnership L.P. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022 and incorporated herein by reference)

10.4***
Option Investments Sub-Advisory Agreement, dated November 2, 2021, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P., Brookfield REIT Adviser LLC and Oaktree Fund Advisors, LLC. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.5***
Amendment No. 1 to Option Investments Sub-Advisory Agreement, dated March 21, 2022, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P., Brookfield REIT Adviser LLC and Oaktree Fund Advisors, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022 and incorporated herein by reference)

10.6
Option Investments Purchase Agreement, dated November 2, 2021, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P., Brookfield REIT Adviser LLC, and Oaktree Fund Advisors, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference)

10.7
Contribution Agreement, dated November 2, 2021, by and among BUSI II-C L.P., Brookfield REIT Operating Partnership L.P. and Brookfield Real Estate Income Trust Inc. (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference)

10.8
Contribution Agreement, dated November 2, 2021, by and among BOP Nest Domain JV LLC, BOP Nest Domain LLC, BOP Nest Nashville JV LLC, BOP Nest Nashville LLC and Brookfield REIT Operating Partnership L.P. (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference)

10.9
Subscription Agreement, dated November 30, 2021, by and among BUSI II-C L.P. and Brookfield REIT Operating Partnership L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 2, 2021 and incorporated herein by reference)

10.10
Trademark License Agreement, dated November 2, 2021, by and between Brookfield Office Properties Inc. and Brookfield Real Estate Income Trust Inc. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference)

10.11
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022))

10.12**	Independent Director Compensation Policy (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022 and incorporated herein by reference)

10.13**	Form of Restricted Stock Award Agreement (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022 and incorporated herein by reference)

10.14
Uncommitted Unsecured Line of Credit, dated November 2, 2021, by and between Brookfield US Holdings Inc. and Brookfield REIT Operating Partnership L.P. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference)

21.1*	Subsidiaries of Registrant

24.1*	Power of Attorney, included in signature page

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Denotes management contract or compensation plan or agreement.
***	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
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

Brookfield Real Estate Income Trust Inc

March 31, 2022	/s/ Zachary B. Vaughan
Date	Zachary B. Vaughan
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Zachary B. Vaughan and Dana E. Petitto his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his or her substitute, may lawfully do or cause to be done or by virtue hereof.

March 31, 2022	/s/ Zachary B. Vaughan
Date	Zachary B. Vaughan
Chief Executive Officer
(Principal Executive Officer)

March 31, 2022	/s/ Dana E. Petitto
Date	Dana E. Petitto
Chief Financial Officer
(Principal Financial Officer)

March 31, 2022	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Accounting Officer
(Principal Accounting Officer)

March 31, 2022	/s/ Manish H. Desai
Date	Manish H. Desai
President and Chief Operating Officer
(Principal Operating Officer)

March 31, 2022	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chairman of the Board

March 31, 2022	/s/ Lori-Ann Beausoleil
Date	Lori-Ann Beausoleil
Director

March 31, 2022	/s/ Richard W. Eaddy
Date	Richard W. Eaddy
Director

March 31, 2022
Date	Thomas F. Farley
Director

March 31, 2022	/s/ Lis S. Wigmore
Date	Lis S. Wigmore
Director

March 31, 2022	/s/ Robert Stelzl
Date	Robert Stelzl
Director

Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brookfield Real Estate Income Trust Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Brookfield Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in stockholder’s equity (deficit), and cash flows, for the year ended December 31, 2021, and the related notes and the schedule listed in the index (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
March 31, 2022

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Oaktree Real Estate Income Trust, Inc.

Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Oaktree Real Estate Income Trust, Inc. (the Company) as of December 31, 2020, the related Consolidated Statements of Operations, changes in Stockholder’s Equity (deficit), and Cash Flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

Los Angeles, California
March 30, 2021

Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Investments in real estate, net	$1,065,758,310	$315,308,436
Investments in real estate-related loans and securities, net	55,074,378	74,464,566
Investments in unconsolidated entities	129,671,086	—
Intangible assets, net	49,151,909	10,901,176
Cash and cash equivalents	29,988,565	32,740,150
Restricted cash	30,795,049	3,279,075
Accounts and other receivables, net	3,756,111	3,074,459
Other assets	10,518,031	1,105,747
Total Assets	$1,374,713,439	$440,873,609
Liabilities and Equity
Mortgage loans and secured credit facility, net	$733,793,220	$229,186,956
Unsecured revolving credit facility	105,000,000	—
Due to affiliates	35,890,147	12,123,459
Intangible liabilities, net	28,384,385	69,864
Accounts payable, accrued expenses and other liabilities	16,223,191	6,309,381
Subscriptions received in advance	24,380,740	—
Total Liabilities	$943,671,683	$247,689,660
Commitments and Contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	200,085,855	—
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000,000 shares authorized; 20,045,775 and 13,032,650 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	200,457	130,326
Common stock - Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 2,825,208 and 7,477,351 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	28,253	74,773
Common stock - Class T shares, $0.01 par value per share, 225,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock - Class D shares, $0.01 par value per share,100,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock - Class C shares, $0.01 par value per share,100,000,000 shares authorized; 1,644,303 and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	16,443	—
Common stock - Class E shares, $0.00 par value per share,100,000,000 shares authorized; 2,097,971 and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	249,426,060	200,440,567
Accumulated deficit	(23,608,973)	(15,179,566)
Total Stockholders’ Equity	226,062,240	185,466,100
Non-controlling interests attributable to third party joint ventures	4,518,661	7,717,849
Non-controlling interests attributable to preferred stockholders	375,000	—
Total Equity	230,955,901	193,183,949
Total Liabilities and Stockholders' Equity	$1,374,713,439	$440,873,609

See accompanying notes to consolidated financial statements.

The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary.

	December 31, 2021	December 31, 2020
Assets
Investments in real estate, net	$230,635,634	$315,308,436
Intangible assets, net	7,311,796	10,901,176
Cash and cash equivalents	2,940,040	3,060,611
Restricted cash	5,413,888	3,279,075
Accounts and other receivables, net	597,673	2,778,108
Other assets	2,866,289	1,010,972
Total Assets	$249,765,320	$336,338,378

Liabilities
Mortgage loans, net	$177,150,209	$229,186,956
Intangible liabilities, net	45,019	69,864
Accounts payable, accrued expenses and other liabilities	4,317,033	4,761,810
Total Liabilities	$181,512,261	$234,018,630

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2021	2020	2019
Revenues
Rental revenues	$34,787,101	$24,145,212	$7,128,209
Other revenues	2,590,843	1,141,058	411,698
Total revenues	37,377,944	25,286,270	7,539,907
Expenses
Rental property operating	15,464,896	10,211,237	3,071,766
General and administrative	7,057,292	3,473,954	1,616,252
Organizational expenses	3,459,158	—	885,061
Management fee	2,650,543	1,170,717	—
Performance fee	5,143,197	2,215,134	200,649
Performance participation allocation	2,345,920	—	—
Depreciation and amortization	18,369,770	13,481,013	5,012,259
Total expenses	54,490,776	30,552,055	10,785,987
Other income (expense)
Income from real estate-related loans and securities	5,442,640	4,908,074	2,305,721
Interest expense	(6,758,138)	(4,948,496)	(4,048,089)
Realized gain on real estate investments, net	21,492,660	144,484	—
Unrealized gain on investments, net	1,837,051	2,416,703	—
Total other income (expense)	22,014,213	2,520,765	(1,742,368)
Net income (loss)	$4,901,381	$(2,745,020)	$(4,988,448)
Net loss attributable to non-controlling interests in third party joint ventures	182,666	307,169	265,570
Net income attributable to redeemable non-controlling interests	(2,577,946)	—	—
Net income (loss) attributable to Brookfield REIT stockholders	$2,506,101	$(2,437,851)	$(4,722,878)
Per common share data:
Net income (loss) per share of common stock - basic and diluted	$0.11	$(0.13)	$(4.49)
Weighted average number of shares outstanding - basic and diluted	23,038,165	18,895,893	1,050,861

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Shareholders	Total Equity
Balance at December 31, 2018	$200	$—	$—	$—	$250,038	$(367,895)	$(117,657)	$—	$—	$(117,657)
Common stock issued	91,186	58,516	—	—	149,900,298	—	150,050,000		—	150,050,000
Stock-based compensation	70	—	—	—	74,806	—	74,876	—	—	74,876
Contributions from non-controlling interests	—	—	—	—	—	—	—	5,744,728	—	5,744,728
Distributions	—	—	—	—	—	(339,337)	(339,337)	(131,146)	—	(470,483)
Offering costs	—	—	—	—	(4,875,078)	—	(4,875,078)	—	—	(4,875,078)
Net loss	—	—	—	—	—	(4,722,878)	(4,722,878)	(265,570)	—	(4,988,448)
Balance at December 31, 2019	$91,456	$58,516	$—	$—	$145,350,064	$(5,430,110)	$140,069,926	$5,348,012	$—	$145,417,938

Common stock issued	$8,378	$70,408	$—	$—	$80,891,203	$—	$80,969,989	$—	$—	$80,969,989
Stock-based compensation	57	—	—	—	72,390	—	72,447	—	—	72,447
Distribution reinvestment	98	2,058	—	—	2,211,865	—	2,214,021	—	—	2,214,021
Contributions from non-controlling interests	—	—	—	—	—	—	—	3,122,858	—	3,122,858
Distributions	—	—	—	—	—	(7,311,605)	(7,311,605)	(445,852)	—	(7,757,457)
Common stock repurchased	(25,216)	(656)	—	—	(25,829,015)	—	(25,854,887)	—	—	(25,854,887)
Offering costs	—	—	—	—	(2,255,940)	—	(2,255,940)	—	—	(2,255,940)
Net loss	—	—	—	—	—	(2,437,851)	(2,437,851)	(307,169)	—	(2,745,020)
Balance at December 31, 2020	$74,773	$130,326	$—	$—	$200,440,567	$(15,179,566)	$185,466,100	$7,717,849	$—	$193,183,949

Common stock issued	$22,262	$71,457	$16,443	$—	$144,292,214	$—	$144,402,376	$—	$—	$144,402,376
Preferred equity issued	—	—	—	—	—	—	—	—	375,000	375,000
Stock-based compensation	134	—	—	—	151,462	—	151,596	—	—	151,596
Distribution reinvestment	346	4,324	—	—	5,233,649	—	5,238,319	—	—	5,238,319
Contributions from non-controlling interests	—	—	—	—	—	—	—	569,053	—	569,053
Distributions	—	—	—	—	—	(10,935,508)	(10,935,508)	(685,575)	—	(11,621,083)
Adjustment to non-controlling interests related to Ezlyn disposition	—	—	—	—	—	—	—	(2,900,000)	—	(2,900,000)
Common stock repurchased	(69,262)	(5,650)	—	—	(76,850,456)	—	(76,925,368)	—	—	(76,925,368)
Offering Costs	—	—	—	—	(18,636,181)	—	(18,636,181)	—	—	(18,636,181)
Net income (loss)	—	—	—	—	—	4,901,381	4,901,381	—	—	4,901,381
Net income allocated to redeemable non-controlling interests	—	—	—	—	—	(2,577,946)	(2,577,946)	—	—	(2,577,946)
Allocation to non-controlling interests in third party joint ventures	—	—	—	—	—	182,666	182,666	(182,666)	—	—
Allocation to redeemable non-controlling interests	—	—	—	—	(5,205,195)	—	(5,205,195)	—	—	(5,205,195)
Balance at December 31, 2021	$28,253	$200,457	$16,443	$—	$249,426,060	$(23,608,973)	$226,062,240	$4,518,661	$375,000	$230,955,901

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$4,901,381	$(2,745,020)	$(4,988,448)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,369,770	13,481,013	5,012,259
Management fees	2,627,150	1,170,717	—
Performance fees	5,143,197	2,215,134	200,649
Performance Participation Allocation	2,345,920	—	—
Organization costs	3,459,158	—	—
Amortization of above and below market leases	105,711	(102,839)	70,028
Amortization of restricted stock grants	87,500	72,447	74,876
Amortization of deferred financing costs	308,911	211,615	50,313
Amortization of discount	(175,854)	(453,172)	(416,639)
Paid-in-kind interest	(1,022,065)	—	—
Net gain on disposition of real estate	(19,495,644)	—	—
Realized gain on investments	(1,902,466)	(144,484)	—
Unrealized gain on investments	(1,270,570)	(2,416,703)	—
Changes in assets and liabilities:
Amortization of lease inducements and origination fees	(170,985)	—	(1,657,402)
Increase in other assets	(1,685,398)	(794,273)	(570,625)
Increase in accounts and other receivables	(694,129)	(1,305,011)	(1,769,446)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	5,890,147	(163,025)	2,937,813
(Decrease) increase in due to affiliates	(1,100,933)	295,771	880,053
Net cash provided by (used in) operating activities	15,720,800	9,322,170	(176,569)

Cash flows from investing activities
Acquisition of real estate	(649,660,722)	(105,136,975)	(233,193,194)
Purchase of real estate-related loans and securities	(29,947,085)	(33,297,470)	(48,881,160)
Proceeds from sale of real estate-related loans and securities	42,718,237	11,771,286	—
Proceeds from principal repayments of real estate-related loans	8,978,491	—	—
Proceeds from disposition of real estate	8,600,000	—	—
Payment of investment deposit	(6,321,450)	—	—
Proceeds from sale of preferred membership interests	5,000,000	—	—
Capital improvements to real estate	(2,166,688)	(1,980,484)	(972,450)
Net cash used in investing activities	(622,799,217)	(128,643,643)	(283,046,804)

Cash flows from financing activities:
Borrowings from mortgage loans	315,215,639	71,152,380	159,411,000
Borrowings on secured credit facility	244,401,821	—	—
Repayment of Borrowing on Mortgage Loans	(132,550,000)	—	—
Proceeds from affiliate line of credit	105,000,000	—	106,391,162
Proceeds from issuance of OP units	45,000,000	—	—
Proceeds from issuance of preferred units	375,000	—	—
Repayments of affiliate line of credit	—	—	(19,510,997)
Payment of deferred financing costs	(2,550,097)	(653,893)	(984,459)
Proceeds from issuance of common stock	111,782,710	80,159,885	68,009,105
Repurchase of common stock	(71,298,270)	(23,217,389)	—
Subscriptions received in advance	24,380,740	—	—
Payment of offering costs	(2,624,989)	(1,498,429)	(4,839,270)
Distributions to non-controlling interests	(685,575)	(445,852)	(131,146)
Contributions from non-controlling interests	569,053	3,122,858	5,744,728
Distributions	(5,173,226)	(4,329,066)	—
Net cash provided by financing activities	631,842,806	124,290,494	314,090,123

Net change in cash and cash-equivalents and restricted cash	24,764,389	4,969,021	30,866,750
Cash and cash-equivalents and restricted cash, beginning of period	36,019,225	31,050,204	183,454
Cash and cash-equivalents and restricted cash, end of period	$60,783,614	$36,019,225	$31,050,204

See accompanying notes to consolidated financial statements.

	For the Year Ended December 31,
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:	2021	2020	2019
Cash and cash equivalents	$29,988,565	$32,740,150	$30,308,600
Restricted cash	30,795,049	3,279,075	741,604
Total cash and cash equivalents and restricted cash	$60,783,614	$36,019,225	$31,050,204

Supplemental disclosures:
Interest paid	$6,273,044	$4,709,835	$1,819,688
Non-cash investing and financing activities:
Issuance of Brookfield REIT OP units as consideration for acquisitions of real estate	$148,175,420	$—	$—
Issuance of Class E common stock as consideration for acquisitions of real estate	$25,000,000	$—	$—
Disposition of real estate	$77,071,415	$—	$—
Preferred membership interest acquired from disposition of real estate	$33,831,269	$—	$—
Transfer of mortgage loan associated with disposition	$52,806,791	$—	$—
Assumption of mortgages in conjunction with acquisitions of real estate	$132,550,000	$—	$—
Line of credit repayment through issuance of Class I shares	$—	$—	$(86,880,165)
Accrued distributions	$1,301,541	$768,519	$339,337
Accrued stockholder servicing fee	$14,219,258	$96,381	$35,809
Distributions reinvested	$5,238,319	$2,214,021	$—
Accrued management fee in due to affiliates	$620,706	$360,617	$—
Management fees paid in shares	$2,390,456	$810,098	$—
Allocation to redeemable non-controlling interest	$7,783,141	$—	$—
Reinvested redeemable non-controlling interest	$648,741	$—	$—
Accrued distributions to redeemable non-controlling interest	$872,705	$—	$—
Accrued capital expenditures	$1,192,134	$980,018	$—
Accrued repurchases in accounts payable	$1,593,971	$—	$—
Accrued repurchases in due to affiliates	$6,682,115	$2,637,500	$—
Accrued offering costs	$5,216,729	$661,127	$—
Additions of furniture, fixtures and equipment in lieu of rent	$—	$420,533	$—

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Notes to the Financial Statements

1. Organization and Business Purpose
Brookfield Real Estate Income Trust Inc. (formerly Oaktree Real Estate Income Trust, Inc.) (the “Company”) was formed on July 27, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019. The Company seeks to invest primarily in well-located, high quality commercial real estate assets that generate strong current cash flow and could further appreciate in value through moderate leasing and repositioning strategies. To a lesser extent, the Company invests in real estate-related investments, including real estate-related debt and real estate-related securities. The Company is the sole general partner of Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”). Substantially all of the Company's business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Inc. (together with its affiliates, “Brookfield”). Prior to the Adviser Transition (as defined below) that occurred on November 2, 2021, the Company was externally managed by Oaktree Fund Advisors, LLC (the “Oaktree Adviser”), an affiliate of Oaktree Capital Management, L.P. (“Oaktree”).
On July 15, 2021, the Company entered into an adviser transition agreement (the “Adviser Transition Agreement”) with the Adviser and the Oaktree Adviser. On November 2, 2021, pursuant to the terms of the Adviser Transition Agreement, among other things, the Company (i) accepted the resignation of the Oaktree Adviser as its external adviser under the previous advisory agreement between the Company and the Oaktree Adviser, and (ii) entered into a new advisory agreement (the “Advisory Agreement”) with the Adviser (together, with the related transactions authorized by the Company’s board of directors or otherwise contemplated in connection with the Company’s entry into the Adviser Transition Agreement, referred to collectively as the “Adviser Transition”).
In addition, on November 2, 2021, the Company, the Adviser and the Operating Partnership entered into sub-advisory agreements with the Oaktree Adviser in connection, pursuant to which the Oaktree Adviser (i) manages certain of the Company’s real estate properties and real estate-related debt investments that were acquired by the Company prior to the Adviser Transition and (ii) selects and manages the Company’s liquid assets.
The Company had previously registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $2,000,000,000 in shares of common stock (the "Previous Offering"). The Company subsequently registered a follow-on offering with the SEC of up to $7,500,000,000 in shares of common stock, consisting of up to $6,000,000,000 in shares in its primary offering and up to $1,500,000,000 in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in November 2021 (the “Current Offering” and with the Previous Offering, the "Offering").
The Company is offering to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Company intends to continue selling shares on a monthly basis.
As of December 31, 2021, the Company owned 14 investments in real estate, four investments in real estate-related loans, four investments in floating-rate commercial mortgage backed securities ("CMBS"), and two interests in unconsolidated investments.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company, the Company's subsidiaries and joint ventures in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Certain comparative figures have been reclassified to conform to the current year presentation.
The Company consolidates all entities in which it retains a controlling financial interest through majority ownership or voting rights and entities that meet the definition of a variable interest entity (“VIE”) for which it is deemed to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities as its sole general partner. The Company also consolidates all VIEs for which it is the primary beneficiary. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company's interest for those partially owned entities are accounted for using the equity method of accounting. Equity method investments for which the Company has not elected a fair value option are initially recorded at cost and subsequently adjusted for the Company's pro-rata share of net income, contributions, and distributions. When the Company elects the fair value option ("FVO"), the Company records its share of net asset value of the entity and any related unrealized gains and losses.
The Operating Partnership and the Company's joint ventures are considered to be VIEs. The Company consolidates these entities, excluding its equity method investments, because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.
For consolidated joint ventures, the non-controlling partner's share of the assets, liabilities, and operations of each joint venture is included in non-controlling interests as equity of the Company. The non-controlling joint venture partner's interest is generally computed at the joint venture partner's ownership percentage. Certain of the joint ventures formed by the Company provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the other partner is reported within non-controlling interest.
As of December 31, 2021 and 2020, the total assets and liabilities of the Company’s consolidated VIEs, excluding the Operating Partnership, were $249.8 million and $181.5 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021.
Investments in Real Estate
In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired does not constitute a business, the Company accounts for the transaction as an asset acquisition. The guidance for business combinations states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business.
The Company evaluates each real estate acquisition to determine whether the integrated set of acquired assets and activities meets the definition of a business. Generally, acquisitions of real estate or in-substance real estate are not expected to meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. All property acquisitions to date have been accounted for as asset acquisitions because substantially all of the fair value was concentrated in the land, buildings and related intangible assets.
The Company capitalizes acquisition-related costs associated with asset acquisitions. Upon acquisition of a property, the Company assesses the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, above- or below-market leases, acquired in-place leases, and other intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
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
Significant improvements to properties are capitalized and depreciated over their estimated useful life. Expenditures for ordinary repairs and maintenance are expensed to operations as incurred.
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30-40 years
Building and site improvements	5-21 years
Furniture, fixtures and equipment	1-9 years
Tenant improvements	Shorter of estimated useful life or lease term
In-place lease intangibles	Over lease term
Above and below market leases	Over lease term
Lease origination costs	Over lease term
Present value of tax abatement savings	Over tax abatement period
When assets are sold or retired, their costs and related accumulated deprecation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.
The Company's management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. In reviewing the portfolio, the Company's management examines the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, changes in holding period, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, the Company performs a recoverability analysis that compares future undiscounted cash flows expected to result from the Company's use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount which is less than the asset's carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the periods presented, no such impairment occurred.
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of December 31, 2021 and December 31, 2020.
Investments in Unconsolidated Entities
Investments in unconsolidated entities are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, and distributions. The Company’s investments in unconsolidated entities are periodically assessed for impairment and an impairment loss would be recorded when the fair value of the investment falls below the carrying value and such decline is determined to be other-than-temporary.
The Company has elected the fair value option for one of its investments in unconsolidated entities and therefore reports this investment at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Unrealized gain on investments, net on the Company's Consolidated Statements of Operations.

Investments in Real Estate-Related Loans and Securities
Real estate-related loans that the Company has the intent and ability to hold for the foreseeable future are classified as held for investment. Originated loans are recorded at amortized cost, or outstanding unpaid principal balance less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans are expensed as incurred.
Interest income related to the Company's loans is recognized based upon contractual interest rate and unpaid principal balance of the loans as a component of Income from real estate-related loans and securities on the accompanying Consolidated Statements of Operations. Net deferred loan fees on originated loans are deferred and amortized as adjustments to interest income over the expected life of the loans using the effective yield method. Premium or discount on purchased loans are amortized as adjustments to interest income over the expected life of the loans using the effective yield method. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as additional interest income.
The Company assesses its real estate-related loans for impairment and loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms, including consideration of the underlying collateral value. As of December 31, 2021, each of the Company’s real estate-related loans was performing in accordance with its contractual terms and no impairment loss has been recognized.
The Company has elected to classify its real estate debt securities as trading securities and carry such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Unrealized gain on investments, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security. Interest income from real estate-related debt securities is recorded as a component of Income from real estate-related loans and securities on the accompanying Consolidated Statements of Operations.
Revenue Recognition
Rental revenue primarily consists of base rent arising from tenant leases at the Company’s properties. Base rent is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Other rental revenues include amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements. The Company recognizes the reimbursement of such costs incurred as tenant reimbursement income.
The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. In making this determination, the Company considers the length of time a receivable has been outstanding, tenant credit-worthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.
On April 10, 2020, the Financial Accounting Standards Board ("FASB") staff issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic.
Many lessors are, or will be, providing lease concessions to tenants impacted by the economic disruptions caused by the pandemic. For concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the accounting for a change in lease provisions guidance in Accounting Standard Codification 840, Leases, to those contracts. The Company has provided rent deferrals as concessions to tenants impacted by the pandemic. The Company has concluded that each concession does not represent a substantial increase in the rights of the lessor or the obligations of the lessee. Accordingly, the Company has elected to not account for each concession as a change in the provisions of the lease and rather, has assumed each concession was always contemplated by the contract. During the year ended December 31, 2021, the Company provided a rent deferral to one tenant for an immaterial amount.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.
Restricted Cash
Restricted cash primarily consists of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company's transfer agent but in the name of the Company. The remaining balance of restricted cash primarily consists of amounts in escrow related to real estate taxes, construction reserves and insurance in connection with mortgages at certain of the Company's property and tenant security deposits.
Foreign Currency
In the normal course of business, the Company makes investments in real estate outside the United States ("U.S.") through subsidiaries that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations as a component of Unrealized gain on investments, net on the Company’s Consolidated Statements of Operations.
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
Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes and, with regard to its non-U.S. investments, changes in foreign currency exchange rates. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate and currency rate risk. These financial instruments may include interest-rate swaps and other derivative contracts.
The Company recognizes all derivatives as either assets or liabilities in the accompanying Consolidated Balance Sheets and measures those instruments at fair value. Changes in the fair values of the Company's derivatives are recorded in current-period earnings as a component of Unrealized gain on investments, net on the accompanying Consolidated Statements of Operations. As of December 31, 2021, the Company had one interest-rate cap, one currency swap contract and one interest-rate swap contract. The derivatives are accounted for as freestanding and changes in fair value are recorded in current-period earnings.
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
The carrying values of cash and cash equivalents, restricted cash, accounts receivable and other receivables, accounts payable, accrued liabilities and other liabilities approximate fair value because of the short-term nature of these instruments and falls under the Level 2 hierarchy. The estimated fair values of the Company’s real estate-related loan, mortgage loan and line of credit approximate their fair values since they bear interest at floating rates and were recently originated and falls under the

Level 2 hierarchy. The Company’s derivatives are classified as Level 2 and their fair values are derived from estimated values obtained from observable market data for similar instruments.
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
As of December 31, 2021 and December 31, 2020, the Company’s $19.5 million and $24.7 million, respectively, of investments in CMBS were classified as Level 2.
Income Taxes
The Company qualifies to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. federal income tax purposes. The Company generally will not be subject to federal corporate income tax to the extent it distributes 100% of its taxable income to its shareholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
The Company has formed wholly-owned subsidiaries that are taxed as taxable REIT subsidiaries (“TRSs”) that are subject to taxation at the federal, state and local levels, as applicable. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. We will account for applicable income taxes by utilizing the asset and liability method. As such, we will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset my not be realized.
As of December 31, 2021, 2020 and 2019, the Company had net operating losses (“NOLs”) of $4.0 million, $3.2 million, and $0.4 million, respectively. The Company has not recorded a deferred tax asset in the accompanying Consolidated Financial Statements with respect to its NOLs since it is unlikely such benefits will be realized.
Organization and Offering Expenses
As of December 31, 2021 and December 31, 2020, the Adviser and its affiliates had incurred approximately $8.4 million and $5.7 million, respectively, of organization and offering expenses on our behalf, which will be reimbursed ratably over a 60 month period following July 6, 2022.
Organizational expenses are expensed as incurred and offering expenses are reflected as a reduction of additional paid-in capital as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid are recorded as Due to affiliates on the accompanying Consolidated Balance Sheets.
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

We include unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the years ended December 31, 2021 and December 31, 2020, there were no dilutive participating securities.
Segment Reporting
The Company operates in six reportable segments: multifamily properties, office properties, logistics properties, alternative properties, investments in unconsolidated entities and real estate-related loans and securities. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.
Stock-Based Compensation
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
Stockholder Servicing Fee
The Company has entered into a dealer manager agreement with Brookfield Oaktree Wealth Solutions LLC, a registered broker-dealer (“Dealer Manager”) affiliated with the Adviser, to serve as the dealer manager for the Current Offering. The Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees up to 3.5% of the transaction price and ongoing stockholder servicing fees of 0.85% per annum of the aggregate NAV for outstanding Class S and Class T shares with a limit up to, in the aggregate, 8.75% of the gross proceeds from such shares. The Dealer Manager is entitled to receive upfront selling commissions up to 1.5% of the transaction price and ongoing stockholder servicing fees of 0.25% per annum of the aggregate NAV for outstanding Class D shares with a limit up to, in the aggregate, 8.75% of the gross proceeds from such shares. There are no upfront selling commissions and ongoing stockholder servicing fees with respect to Class I shares.
The Company previously accrued upfront selling commissions and ongoing stockholder servicing fees on a monthly basis as incurred and recorded the monthly accrual as a reduction of additional paid-in capital as part of the offering costs. During the quarter ended September 30, 2021, the Company determined that it should have accrued future stockholder servicing fees for Class S shares at the time the shares were issued based on the contractual cap of 8.75% of gross proceeds (no Class T or Class D shares had been issued prior to September 30, 2021). The Company assessed the cumulative impact of the error on accounts payable, accrued expenses and other liabilities and additional paid-in capital as of and for the years ended December 31, 2020 and 2019. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this correction on its financial statements for the years ended December 31, 2020 and 2019. As a result of its analysis, the Company recorded a $9.9 million reduction to equity and a corresponding increase in accounts payable, accrued expenses and other liabilities as of December 31, 2021. The Company concluded the effect was not material to its financial statements for any prior period nor the current year and, as such, those financial statements are not materially misstated.
Recent Accounting Pronouncements
In March 2020, the FASB issued guidance which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offer Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through December 31, 2021, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
In February 2016, the FASB issued a new leasing standard which requires lessees to clarify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes initial direct costs and lease executory costs for all entities. The new guidance will require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease, with any other costs incurred, including allocated indirect costs, expensed as incurred. In addition, the new standard requires that lease and non-lease components of a contract be bifurcated, with non-lease components (including reimbursements for real estate taxes, utilities, insurance and other common area maintenance and other executory costs) subject to the new revenue recognition standard effective upon adoption of the new leasing standard. In July 2018, the FASB issued an amendment to the leasing standard that allows lessors to elect, as a practical expedient, not to allocate the total consideration in a contract to lease and non-lease components based on their relative standalone selling prices. Rather, this practical expedient allows lessors to elect to account for the combined component as an operating lease if (i) the timing and pattern of transfer of the lease component and non-lease component(s) are the same; (ii) the lease component would be classified as an operating lease if accounted for separately; and (iii) the lease component is the predominant component of the arrangement. If we elect this practical expedient subsequent to adoption, tenant recoveries and other components that would otherwise qualify as non-lease components would be accounted for as lease components and recognized in rental revenues. The amendment also provided an optional transition method to make the initial application date of the new lease standard the date of adoption, with a cumulative-effect adjustment recognized to the opening balance of retained earnings. Consequently, for an entity that elects the optional transition method, the entity’s reporting and disclosures for comparative historical periods presented in the financial statements will continue to be in accordance with current GAAP. In December 2018, the FASB made a narrow-scope amendment that would preclude a lessor from having to recognize lessor costs paid by a lessee directly to a third-party when the lessor cannot reasonably estimate such costs. The Company expects to elect the package of practical expedients to not reassess (i) whether existing arrangements are or contain a lease, (ii) the classification of an operating or financing lease in a period prior to adoption, and (iii) any initial direct costs for existing leases. Additionally, the Company expects to elect to not use hindsight and carry forward its lease term assumptions when adopting this standard and not recognize lease liabilities and lease assets for leases with a term of 12 months or less. The Company will adopt the new leasing standard effective January 1, 2022. The Company is currently evaluating the impact of adopting this standard on its Consolidated Financial Statements.
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. The standard will replace the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the Company beginning after December 15, 2022, including interim periods within that reporting period, with early adoption permitted after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the impact of adopting this ASU on its Consolidated Financial Statements. In March 2020, the FASB issued guidance which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through December 31, 2021, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes and also improve consistent application by clarifying and amending existing guidance. The new standard became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption was permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company adopted the new guidance under ASU 2019-12 in the first quarter of 2021 and it had no material impact on the Company's Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices (collectively, “IBORs”) to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of December 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve

3. Investments in Real Estate
Investments in real estate, net, consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Building and building improvements	$874,834,206	$272,602,885
Land	164,901,074	40,397,114
Tenant improvements	35,591,724	9,551,645
Furniture, fixtures and equipment	11,061,146	4,822,680
Accumulated depreciation	(20,629,840)	(12,065,888)
Investments in real estate, net	$1,065,758,310	$315,308,436
Acquisitions
During the year ended December 31, 2021, the Company acquired $852.9 million of real estate investments, which were comprised of five multifamily properties, three logistics properties, one alternative property and several single family rental properties. During the year ended December 31, 2020, the Company acquired $105.1 million of real estate investments, which was comprised of one multifamily property and one office property.
The following table provides further details of the properties acquired during the years ended December 31, 2021 and 2020:

Investment	Ownership Interest(1)	Location	Type	Acquisition Date	Square Feet/Units	Purchase Price(2)
Lakes at West Covina	95%	Los Angeles, CA	Office	February 2020	177,000	$41,024,719
Arbors of Las Colinas	90%	Dallas, TX	Multifamily	December 2020	408	64,112,256
1110 Key Federal Hill	100%	Baltimore, MD	Multifamily	September 2021	224	75,152,886
Domain	100%	Orlando, FL	Multifamily	November 2021	324	74,157,027
The Burnham	100%	Nashville, TN	Multifamily	November 2021	328	129,057,027
6123-6227 Monroe Ct	100%	Morton Grove, IL	Logistics	November 2021	208,000	17,264,728
8400 Westphalia Road	100%	Upper Marlboro, MD	Logistics	November 2021	100,000	27,960,931
McLane Distribution Center	100%	Lakeland, FL	Logistics	November 2021	211,000	26,754,957
Flats on Front	100%	Wilmington , NC	Multifamily	December 2021	273	97,728,205
Verso Apartments	100%	Beaverton, OR	Multifamily	December 2021	172	74,215,860
DreamWorks Animation Studios	100%	Glendale, CA	Alternatives	December 2021	497,000	326,743,229
Single Family Rental Portfolio	100%	Various	Alternatives	Various	14	3,839,927
						$958,011,752

(1)	Certain of the investments made by the Company provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by the Company and any profits interest due to the other partner is reported within non-controlling interests attributable to joint venture partners.
(2)	Purchase price is inclusive of closing costs.

The following table details the purchase price allocation for properties acquired during the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Building and building improvements	$660,098,315	$71,691,278
Land and land improvements	145,611,087	20,729,974
Tenant improvements	24,991,410	4,205,936
Furniture, fixtures and equipment	6,307,805	1,427,992
In-place lease intangibles	32,518,944	5,393,340
Lease origination costs	8,534,907	1,726,732
Tax abatement intangible	3,054,438	—
Above-market lease intangibles	178,101	5,753
Below-market lease intangibles	(28,420,233)	(44,030)
Total purchase price(1)	852,874,774	105,136,975
Assumed debt(2)	132,550,000	—
Net purchase price	$720,324,774	$105,136,975

(1)	Purchase price is inclusive of closing costs.
(2)	Refer to Note 9 for additional details on the Company’s mortgage loans and indebtedness.
Dispositions
On November 2, 2021, the Company sold its ownership interest in the Ezlyn property to an affiliate of the Oaktree Adviser for net proceeds of $42.4 million, which consisted of $8.6 million of cash and a $33.8 million preferred equity interest in an affiliate of Oaktree. The Company recognized a realized gain on sale of $19.5 million as a result of the disposition. On December 31, 2021, the Company assigned $5.0 million of its preferred equity interest to the affiliate of the Oaktree Adviser for $5.0 million of cash. On January 18, 2022, the Company assigned its remaining $28.8 million preferred equity interest to the affiliate of the Oaktree Adviser for $28.8 million.
Properties Held for Sale
There were no properties held for sale as of December 31, 2021 and 2020.

4. Investments in Unconsolidated Entities
The Company holds investments in joint ventures that it accounts for under the equity method of accounting, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation.
On November 2, 2021, the Company acquired a 20% interest in Principal Place, an office asset located in London, United Kingdom, through an indirect interest in the joint venture that owns the property. As of December 31, 2021, the fair value of the Company's interest in Principal Place was $100.9 million.
On November 2, 2021, the Company sold its ownership interest in the Ezlyn property to an affiliate of the Oaktree Adviser for $8.6 million in cash and a $33.8 million preferred equity interest in an affiliate of Oaktree. On December 31, 2021, the Company assigned $5.0 million of its preferred equity interest to the affiliate of the Oaktree Adviser for $5.0 million of cash. As of December 31, 2021, the Company's carrying value of its preferred equity interest was $28.8 million. On January 18, 2022, the Company assigned its remaining $28.8 million preferred equity interest to the affiliate of the Oaktree Adviser for $28.8 million.
As of December 31, 2021 and 2020, investments in unconsolidated entities were $129.7 million and $0, respectively.
The following table provides the summarized financial information of our unconsolidated joint venture in Principal Place as of and for the periods set forth below:

As of December 31, 2021
Total Assets	$1,133,943,189
Total Liabilities	640,809,702
Total Equity	$493,133,487

For the period November 2, 2021 through December 31, 2021
Total Revenues	$5,891,879
Total Expenses	9,285,693
Net Loss	$(3,393,814)

5. Intangibles
The Company recorded in-place lease and above and below market lease intangibles as a result of its property acquisitions during the years ended December 31, 2021 and 2020. The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following:

Intangible assets:	December 31, 2021	December 31, 2020
In-place lease intangibles	$41,209,749	$11,635,323
Lease origination costs	12,610,735	3,946,636
Lease inducements	1,708,038	1,708,038
Tax intangibles	3,054,438	—
Above-market lease intangibles	183,854	5,753
Total intangible assets	58,766,814	17,295,750
Accumulated amortization:
In-place lease intangibles	(8,082,379)	(5,586,764)
Lease origination costs	(972,556)	(521,929)
Lease inducements	(533,673)	(280,128)
Tax intangibles	(20,544)	—
Above-market lease intangibles	(5,753)	(5,753)
Total accumulated amortization	(9,614,905)	(6,394,574)
Intangible assets, net	$49,151,909	$10,901,176

Intangible liabilities:
Below-market lease intangibles	$(28,520,699)	$(94,501)
Accumulated amortization	136,314	24,637
Intangible liabilities, net	$(28,384,385)	$(69,864)
The weighted average amortization periods of the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles is 76 months.
The following table details the Company's future amortization of intangible assets:

For the year ended:	Amortization
2022	$8,703,021
2023	4,270,057
2024	3,812,958
2025	3,292,453
2026	3,038,078
Thereafter	26,035,342
Total	$49,151,909
The following table details the Company's future amortization of intangible liabilities:

For the year ended:	Amortization
2022	$(1,333,347)
2023	(1,320,427)
2024	(1,320,427)
2025	(1,308,300)
2026	(1,501,879)
Thereafter	(21,600,005)
Total	$(28,384,385)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Real estate-related loans	$35,563,370	$49,750,971
Real estate-related securities	19,511,008	24,713,595
Total investments in real estate-related loans and securities	$55,074,378	$74,464,566

The following tables detail the Company's real estate-related loan investments as of December 31, 2021 and 2020:

						As of December 31, 2021
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(3)	$25,000,000	$(163,601)	$24,836,399
111 Montgomery(4)	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2024	Principal due at maturity	none	1,439,853	(91,409)	1,348,444
The Avery Senior Loan(4)	The Avery Condominium San Francisco, California	L+7.30%	February 2024	Principal due at maturity	none	7,655,908	(65,170)	7,590,738
The Avery Mezzanine Loan(4)	The Avery Condominium San Francisco, California	L+12.50%	February 2024	Principal due at maturity	$200.1 million(5)	1,802,408	(14,619)	1,787,789
						$35,898,169	$(334,799)	$35,563,370

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of December 31, 2021, one-month LIBOR was equal to 0.10%.
(2)	There are no delinquent principal or interest payments as of December 31, 2021.
(3)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.
(4)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

(5)	The Avery Mezzanine Loan is subordinate to an Oaktree first mortgage loan of $200.1 million.

						As of December 31, 2020
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Unamortized Discount	Carrying Amount
Atlantis Mezzanine Loan	Atlantis Paradise Island Resort	L+6.67%	July 2021	Principal due at maturity	$1.525 billion(5)	$25,000,000	$—	$25,000,000
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$1.643 billion(3)	25,000,000	(249,029)	24,750,971
						$50,000,000	$(249,029)	$49,750,971

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of December 31, 2020, one-month LIBOR was equal to 0.14%.
(2)	There are no delinquent principal or interest payments as of December 31, 2021.
(3)	The IMC / AMC Bond Investment is subordinate to a $1.15 billion first mortgage on properties owned by IMC and a $493 million first mortgage on properties owned by AMC.
(4)	The Avery Mezzanine Loan is subordinate to an Oaktree first mortgage commitment of $200.1 million.
(5)	The Atlantis Mezzanine Loan is subordinate to a first mortgage loan of $1.20 billion and a $325 million senior mezzanine loan.
On November 24, 2021, the Company sold the Atlantis Mezzanine Loan to an affiliate of the Adviser for $24.9 million and recognized a loss of $62,500.
On February 2, 2021, the Company funded $4.1 million to acquire an interest in an entity that holds a first mortgage loan investment (the "Montgomery Loan") in the 111 Montgomery Condominium, a 156 unit condominium tower located in Brooklyn, New York. The Montgomery Loan is secured by the 111 Montgomery Condominium development and bears interest at a floating rate of 7.0% over the one-month LIBOR). During the year ended December 31, 2021, the Company received net repayments of $2.7 million.
On February 21, 2021, the Company funded $10.3 million to acquire an interest in an entity that holds a first mortgage loan investment (the "Avery Senior Loan") in the Avery Condominium, a 548 unit condominium and luxury apartment tower located in San Francisco, California. The Avery Senior Loan is secured by the Avery Condominium development and bears interest at a floating rate of 7.3% over the one-month LIBOR. During the year ended December 31, 2021, the Company received net repayments of $2.6 million.
On February 21, 2021, the Company funded $2.3 million to acquire an interest in an entity that holds a mezzanine mortgage loan investment (the "Avery Mezzanine Loan") in the Avery Condominium, a 548 unit condominium and luxury apartment tower located in San Francisco, California. The Avery Mezzanine Loan is secured by the Avery Condominium development and bears interest at a floating rate of 12.5% over the one-month LIBOR. During the year ended December 31, 2021, the Company received net repayments of $0.5 million.
The following tables detail the Company's investments in real estate-related securities as of December 31, 2021 and December 31, 2020:

	December 31, 2021
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	4	L+4.0%	February 2030	$19,760,000	$17,790,125	$19,511,008
Total investments in real estate-related securities				$19,760,000	$17,790,125	$19,511,008

	December 31, 2020
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	8	L+2.8%	September 2036	$25,841,000	$21,670,668	$24,713,595
Total investments in real estate-related securities				$25,841,000	$21,670,668	$24,713,595

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of December 31, 2021 and 2020, one-month LIBOR was equal to 0.10% and 0.14% respectively. .Fixed rate CMBS real estate loans are reflected as a spread over the relevant floating benchmark rates for purposes of the weighted-averages.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
During the year ended December 31, 2021, the Company recorded net unrealized gains and net realized gains on its real estate-related securities investments of $1.7 million and $2.0 million, respectively. During the year ended December 31, 2020, the Company recorded net unrealized gains and net realized gains on its real estate-related securities investments of $3.0 million and $0.1 million, respectively. Such amounts are recorded as components of Other income (expense) on the Company's Consolidated Statements of Operations.

7. Accounts and Other Receivables and Other Assets
The following table summarizes the components of accounts and other receivables and other assets as of December 31, 2021 and December 31, 2020:

Receivables	December 31, 2021	December 31, 2020
Accounts receivable	$1,258,307	$949,714
Straight-line rent receivable	2,252,699	1,954,662
Interest receivable	293,873	325,602
Allowance for doubtful accounts	(48,768)	(155,519)
Total accounts and other receivables, net	$3,756,111	$3,074,459

Other assets	December 31, 2021	December 31, 2020
Deposits	$6,808,716	$474,306
Prepaid expenses	2,181,765	545,441
Capitalized fees	13,292	—
Derivatives(1)	1,430,697	—
Interest rate cap	83,561	86,000
Total other assets	$10,518,031	$1,105,747

(1)
Represents an interest rate swap on the Two Liberty mortgage loan and a foreign currency swap related to the Company's non-U.S. investment. The notional amount of the interest rate swap is $33.8 million and the derivative expires in August 2024. Two Liberty receives a floating rate of one-month USD LIBOR and pays a fixed rate of 0.7225%. The notional amount of the foreign currency swap is £73.3 million GBP and the derivative settled in February 2022, at which time the Company entered into a three-month foreign currency swap at the same notional amount.

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Real estate taxes payable	$2,350,065	$624,961
Accounts payable and accrued expenses	6,615,746	2,322,523
Prepaid rent	1,044,844	1,007,729
Accrued interest expense	509,213	326,586
Tenant security deposits	1,286,365	632,837
Derivative(1)	—	626,224
Distribution payable	2,822,987	768,521
Stock repurchases payable	1,593,971	—
Total accounts payable, accrued expenses and other liabilities	$16,223,191	$6,309,381

(1)
Represents an interest rate swap on the Two Liberty Center mortgage loan. The notional amount of the swap is $33.8 million and expires in August 2024. Two Liberty Center receives a floating rate of one-month USD LIBOR and pays a fixed rate of 0.7225%.

9. Mortgage Loans and Indebtedness
The following table summarizes the components of mortgage loans and indebtedness as of December 31, 2021 and December 31, 2020:

			Principal Balance as of
Indebtedness	Interest Rate(1)	Maturity Date	December 31, 2021	December 31, 2020
Anzio Apartments mortgage loan	L+1.59%	May 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan	L+1.50%	August 2024	62,085,155	61,971,000
Ezlyn mortgage loan	3.38%	December 2026	—	53,040,000
Lakes at West Covina mortgage loan	L+1.55%	February 2025	25,603,855	25,202,380
Arbors of Las Colinas mortgage loan	SOFR+2.24%	January 2031	45,950,000	45,950,000
1110 Key Federal Hill mortgage loan	2.34%	October 2028	51,520,000	—
Domain mortgage loan(2)	SOFR+1.50%	December 2026	48,700,000	—
DreamWorks Animation Studios mortgage loan(3)	SOFR+1.65%	October 2022	214,750,000	—
Secured Credit Facility(2)(4)	L + 1.95%	November 2022	244,401,821	—
Affiliate Line of Credit	L + 2.25%	November 2022	105,000,000	—
Total indebtedness			842,410,831	230,563,380
Less: deferred financing costs, net			(3,617,611)	(1,376,424)
Total indebtedness, net			$838,793,220	$229,186,956

(1)
The term "L" refers to the one-month US dollar-denominated LIBOR. As of December 31, 2021 and 2020, one-month LIBOR was equal to 0.10% and 0.14%, respectively. The term "SOFR" refers to the Secured Overnight Financing Rate. As of December 31, 2021 and 2020, SOFR was 0.05% and 0.08%, respectively.

(2)	The Company assumed debt totaling $132.6 million in connection with the acquisition of Domain and The Burnham. The debt was refinanced in November 2021 with a $48.7 million mortgage loan secured by Domain and a $83.9 million borrowing on the Secured Credit Facility secured by The Burnham.
(3)
In March 2022, the Company repaid the $214.8 million mortgage loan and refinanced the property with a $212.2 million mortgage loan, which incurs interest at 3.20% and has a maturity date of March 2029.

(4)	As of December 31, 2021, borrowings on the Secured Credit Facility are secured by the following properties: The Burnham, Flats on Front, Verso Apartments, 8400 Westphalia Road, 6123-6227 Monroe Court, and McLane Distribution Center. The facility has a one-year extension option to November 9, 2023, subject to certain conditions.

The following table presents the future principal payments due under the Company's mortgage loans as of December 31, 2021:

Year	Amount
2022	$564,151,821
2023	—
2024	62,085,155
2025	25,603,855
2026	48,700,000
Thereafter	141,870,000
Total	$842,410,831

The mortgage loans and secured credit facility are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of December 31, 2021, the Company is in compliance with all of its loan covenants that could result in a default under such agreements. At Two Liberty Center, cash flows from the property are currently held in a restricted cash account due to a debt service coverage ratio requirement.
Mortgage loans
During the years ended December 31, 2021 and 2020, the Company financed $315.0 million and $71.2 million, respectively, in mortgage loans related to its property acquisitions, which were subject to customary terms and conditions. During the years ended December 31, 2021 and 2020, the Company repaid $53.0 million and $0, respectively, of mortgage loans. The $53.0 million mortgage loan repayment related to the sale of the Ezlyn property.
Secured Credit Facility
In November 2021, the Company entered into a credit agreement with Citibank, N.A. (the "Secured Credit Facility") providing for a senior secured credit facility to be used for the acquisition or refinancing of properties. Borrowings on the Secured Credit Facility are secured by certain properties in our portfolio. The initial maximum aggregate principal amount of the facility was $250.0 million, which was increased to $400.0 million on December 31, 2021. The Secured Credit Facility expires on November 9, 2022, and has a one-year extension option to November 9, 2023, subject to certain conditions. Borrowings under the Secured Credit Facility bears interest at a rate of LIBOR plus 1.95%. As of December 31, 2021, there was $244.4 million of outstanding borrowings on the Secured Credit Facility
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the "Affiliate Line of Credit"), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The credit agreement expires on November 2, 2022, subject to one-year extension options requiring the lender's approval. Borrowings under the credit agreement will bear interest at a rate of the then-current rate offered by a third-party lender for a similar product, or, if no such rate is available, LIBOR plus 2.25%. As of December 31, 2021, there was $105.0 million of outstanding borrowings on the Affiliate Line of Credit.

10. Related Party Transactions
Acquisition of Investments
On November 2, 2021, the Company acquired two multifamily properties and a 20% interest in a joint venture that owns an office property (the "Brookfield Portfolio") from an affiliate of Brookfield. The Company issued 2,088,833 shares of Class E common stock and 12,380,554 units in the Operating Partnership as consideration for the acquisitions. The aggregate consideration was $173.2 million, which was equal to the fair value of the net assets of the Brookfield Portfolio based on third-party appraisals of the properties.
Disposition of Investments
On November 2, 2021, the Company sold its interest in a multifamily property, Ezlyn, to an affiliate of the Oaktree Adviser for $105 million. The sale price was equal to the most recently appraised value from a third-party appraiser obtained by the Company in connection with determining the Company's NAV. The Company received net proceeds of $42.4 million, which consisted of $8.6 million of cash and a $33.8 million preferred equity interest in an affiliate of Oaktree. On December 31, 2021, the Company assigned $5.0 million of its preferred equity interest to the affiliate of the Oaktree Adviser for $5.0 million of cash. On January 18, 2022, the Company assigned its remaining $28.8 million preferred equity interest to the affiliate of the Oaktree Adviser for $28.8 million.
On November 26, 2021, the Company sold a real estate-related loan, Atlantis Mezzanine Loan, to an affiliate of Brookfield for $25 million. The sale price was equal to the most recently appraised value from a third-party appraiser obtained by the Company in connection with determining the Company's NAV.
Management Fee
The Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. Prior to the Adviser Transition, the Oaktree Adviser was entitled to an annual management fee equal to 1.00% of the Company's NAV, payable monthly, as compensation for the services it provides to the Company. The Oaktree Adviser agreed to waive its management fee from December 6, 2019 through June 6, 2020. The management fee can be paid, at the Adviser’s election, in cash, or shares of the Company's common stock. To date, the Adviser, and previously the Oaktree Adviser, has elected to receive the management fee in shares of the Company’s common stock.
During the year ended December 31, 2021, management fees earned by our Adviser were $0.6 million. During the year ended December 31, 2021, management fees earned by the Oaktree Adviser were $2.0 million. During the year ended December 31, 2020, the Oaktree Adviser earned management fees of $1.2 million.
Performance Fee
Prior to the Adviser Transition, the Oaktree Adviser earned a performance fee based on the total return of the Company. Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Oaktree Advisory Agreement, the performance fee was equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee for 2021 became payable to the Oaktree Adviser on the effective date the Adviser Transition in accordance with the Oaktree Advisory Agreement.
During the year ended December 31, 2021, the Oaktree Adviser earned a performance fee of $5.1 million, which is recognized as performance fees in the the Company's Consolidated Statements of Operations. In December 2021, the Company issued the Oaktree Adviser 429,340 shares of Class I common stock as payment for the 2021 performance fee. Such Class I shares were issued at the NAV per unit as of November 2, 2021.
During the year ended December 31, 2020, the Oaktree Adviser earned a performance fee of $2.2 million, which is recognized as performance fees in the the Company's Consolidated Statements of Operations. In April 2021, the Company paid $2.2 million in cash as payment of the 2020 performance fee.
Performance Participation Allocation
Subsequent to the Adviser Transition, the Special Limited Partner, an affiliate of Brookfield, received a performance participation allocation from the Operating Partnership based on the total return of the Operating Partnership for the period November 3, 2021 through December 31, 2021. Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Under the Operating Partnership agreement, the annual total return will be allocated 100% to the Special Limited Partner only after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other Operating Partnership unit holders is equal to 12.5% and 87.5%, respectively. The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Operating Partnership units or cash, at the election of the Special Limited Partner.
During the year ended December 31, 2021, the Company recognized $2.3 million of performance participation allocation in the Company's Consolidated Statements of Operations. The 2021 performance participation became payable on December 31, 2021, and in March 2022 the Company caused the Operating Partnership to issue 186,362 Class E units in the Operating Partnership ("Class E OP Units") to the Special Limited Partner as payment for the 2021 performance participation allocation. Such Class E OP Units were issued at the NAV per unit as of December 31, 2021.
Sub-Adviser Agreements
The Adviser has engaged the Sub-Adviser, Oaktree Fund Advisors, LLC as our sub-adviser to (i) perform the functions related to selecting and managing the Liquidity Sleeve pursuant to a sub-advisory agreement (the "Liquidity Sleeve Sub-Advisory Agreement") and (ii) manage the Oaktree Option Investments pursuant to a separate sub-advisory agreement (the "Oaktree Assets Sub-Advisory Agreement" and together with the Liquidity Sleeve Sub-Advisory Agreement, the “Sub-Advisory Agreements”).
Pursuant to the Liquidity Sleeve Sub-Advisory Agreement, the Sub-Adviser provides services related to the acquisition, management and disposition of the Liquidity Sleeve in accordance with our investment objectives, strategy, guidelines, policies and limitations. Pursuant to the Oaktree Assets Sub-Advisory Agreement, the Sub-Adviser manages the Oaktree Option Investments. The fees paid to the Sub-Adviser pursuant to the Sub-Advisory Agreements will not be paid by us, but will instead be paid by the Adviser out of the management and performance fees that we pay to the Adviser. The Sub-Adviser performs its duties and will serve as a fiduciary under the Sub-Advisory Agreements.
The Sub-Adviser earns management and performance fees pursuant to the terms of the Sub-Adviser Agreement. These fees are paid by the Adviser out of the management fee and performance participation interest earned by the Advisor; therefore no management or performance fees related to the Sub-Advisory Agreements have been recognized in the accompanying Consolidated Statements of Operations .
Oaktree Line of Credit
On June 5, 2020, the Company entered into a line of credit (the “Oaktree Credit Agreement”) with Oaktree Fund GP I, L.P. (“Oaktree Lender”), an affiliate of Oaktree, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125 million. The Oaktree Credit Agreement expired on June 30, 2021, subject to one-year extension options requiring Lender approval. Borrowings under the Oaktree Credit Agreement incurred interest at a rate of the then-current rate offered by a third-party lender, or, if no such rate is available, LIBOR plus 2.25%. The Oaktree Credit Agreement was terminated on November 2, 2021, the date of the Adviser Transition.
Broker-Dealer
The Company has engaged Brookfield Oaktree Wealth Solutions, LLC (the “Dealer Manager”), a registered broker dealer affiliated with the Adviser, as the dealer manager for the Current Offering. The Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class S, Class T, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.
Advanced Organization and Offering Costs
The Adviser has agreed to advance all of the Company's organization and offering expenses on its behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 6, 2022. The Company will reimburse the Adviser for all such advanced expenses ratably over 60 months commencing July 6, 2022. We will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred after July 6, 2022. As part of the Adviser Transition, the Adviser has acquired the Sub-Adviser’s receivable related to the organization and offering expenses previously incurred by the Sub-Adviser and is to be reimbursed therefor.
Brookfield Repurchase Agreement
An affiliate of Brookfield (the "Brookfield Investor") was issued shares of the Company's common stock and Class E OP Units in connection with its contribution of certain properties on November 2, 2021. The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the "Brookfield Repurchase Agreement") pursuant to which the Operating Partnership will offer to repurchase Class E OP Units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per Class E OP Unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the Class E OP Units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Operating Partnership units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that the Company's NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause the Company to repurchase its shares and Operating Partnership units (above the $50 million minimum), in an amount equal to the sum of (a) the amount available under the Company's share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and the Company's private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company's share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. For the year ended December 31, 2021, the Company and the Operating Partnership did not repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the Brookfield Repurchase Agreement.
Oaktree Repurchase Agreement
On September 11, 2019, the board of directors of the Company, including a majority of the independent directors, adopted an arrangement with the Oaktree Investor (the "Oaktree Repurchase Agreement") to repurchase any shares of the Company’s Class I common stock that Oaktree Investor, an affiliate of the Oaktree Adviser, acquired prior to the breaking of escrow in the Initial Public Offering. The board of directors approved the Oaktree Repurchase Agreement in recognition of the Oaktree Investor’s intent to subscribe for shares of the Company’s Class I common stock in an amount such that, together with all other subscriptions for the Company’s common stock, the escrow minimum offering amount would be satisfied. As of December 6, 2019, the Company satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of such date, the escrow agent released gross proceeds of approximately $150.0 million (including approximately $86.9 million that was funded by the Oaktree Investor) to the Company in connection with the sale of shares of the Company’s common stock. Under the Oaktree Repurchase Agreement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the years ended December 31, 2021 and 2020, the Company repurchased 6,186,397 shares for $61.9 million and 2,521,620 shares for $25.2 million, respectively, from the Oaktree Investor. As of December 31, 2021, the Oaktree Investor did not hold any shares of common stock.

Option Investment Purchase Agreement
The Company entered into an Option Investments Purchase Agreement with Oaktree on November 2, 2021, pursuant to which Oaktree will have the right to purchase the Operating Partnership’s entire interest in four properties (Anzio Apartments, Arbors of Las Colinas, Two Liberty Center, and Lakes at West Covina), four real estate-related loan investments (IMC/AMC Bond Investment, 111 Montgomery, The Avery Senior Loan, The Avery Mezzanine Loan), and one real estate-related security investment (BX 2019 IMC G). Oaktree will have the right to purchase these investments for a period of 12 months following the earlier of (i) 18 months after November 2, 2021, the date of completion of the Adviser Transition, and (ii) the date on which the Company notifies Oaktree that it has issued in the aggregate $1 billion of our common stock to non-affiliates since November 2, 2021, at a price equal to the fair value of the applicable Option Investments, as determined in connection with the Company's most recently determined NAV immediately prior to the closing of such purchase. As of December 31, 2021, the conditions to commence the option period have not occurred.
Brookfield Subscription Agreement
On November 30, 2021, the Operating Partnership and the Brookfield Investor entered into a subscription agreement (the “Subscription Agreement”) pursuant to which the Brookfield Investor agreed to purchase up to $83 million in Class E OP Units upon the request of the general partner of the Operating Partnership, of which the Company is the sole member. The Class E OP Units purchased by the Brookfield Investor pursuant to the Subscription Agreement will not be subject to the Brookfield Repurchase Agreement. Pursuant to the Subscription Agreement, the general partner of the Operating Partnership, of which the Company is the sole member, has agreed to waive the twelve-month holding period set forth in Section 8.5(a) of the partnership agreement of the Operating Partnership with respect to Class E OP Units purchased by the Brookfield Investor pursuant to the Subscription Agreement. The Brookfield Investor will have the right to cause the Operating Partnership to redeem all or a portion of the Class E OP Units it purchases pursuant to the Subscription Agreement for, at the sole discretion of the general partner, shares of common stock, cash or a combination of both. On December 1, 2021, the Brookfield Investor was issued 3,756,480 Class E OP Units for $45 million of proceeds. On January 3, 2022, the Brookfield Investor was issued 3,075,006 Class E OP Units for $38 million of proceeds.
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
The Company has engaged Brookfield Properties, an affiliate of Brookfield, to provide operational services (including, without limitation, property management, construction and project management and leasing) and corporate support services (including, without limitation, accounting and administrative services) for the Company. During the year ended December 31, 2021, the Company incurred $628,166 of expenses in connection with the services provided by Brookfield Properties. There were no services provided by Brookfield Properties to the Company for the year ended December 31, 2020.
Captive Insurance Company
BPG Bermuda Insurance Limited ("BAM Insurance Captive"), a Brookfield affiliate, provides multifamily property and liability insurance for certain of the Company's multifamily properties. During the year ended December 31, 2021, the Company paid BAM Insurance Captive $15,367 for insurance premiums at two multifamily properties. There were no premiums paid to BAM Insurance Captive for the year ended December 31, 2020.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), a Brookfield affiliate, provides title insurance for certain of our properties. Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company. During the year ended December 31, 2021, the Company paid Horizon $65,649 for title services for three properties. There were no services provided by Horizon to the Company for the year ended December 31, 2020.

Due to Affiliates
The following table details the components of due to affiliates:

	December 31, 2021	December 31, 2020
Accrued stockholder servicing fee	$14,219,258	$—
Stock repurchase payable to Oaktree Adviser for management and performance fees	6,682,115	2,648,988
Advanced organization and offering costs	12,022,148	6,674,675
Accrued performance fee	—	2,415,783
Accrued performance participation allocation	2,345,920	—
Accrued management fee	620,706	384,013
Total	$35,890,147	$12,123,459

11. Stockholders’ Equity and Redeemable Non-controlling Interests
Authorized Capital
On April 30, 2018, the SEC declared effective the Company’s registration statement on Form S-11 for the Previous Offering. On November 2, 2021, the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-255557) for the Current Offering of up to $6,000,000,000 in shares in its primary offering and up to $1,500,000,000 in shares pursuant to its distribution reinvestment plan. The Previous Offering terminated upon the commencement of the Current Offering. Pursuant to the Current Offering, the Company is offering to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The Company is also offering Class C and Class E shares in a private offering. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock has the same economic and voting rights.

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	225,000,000	$0.01
Class S common stock	225,000,000	$0.01
Class D common stock	100,000,000	$0.01
Class C common stock	100,000,000	$0.01
Class E common stock	100,000,000	$0.00
Class I common stock	250,000,000	$0.01
	1,050,000,000

Common Stock
The following tables detail the movement in the Company's outstanding shares of common stock:

	Class S	Class I	Class C	Class E	Total
January 1, 2019	—	20,000	—	—	20,000
Common stock issued	5,851,600	9,118,617	—	—	14,970,217
Independent directors' restricted stock vested	—	7,000	—	—	7,000
December 31, 2019	5,851,600	9,145,617	—	—	14,997,217

Common stock issued	7,040,896	759,820	—	—	7,800,716
Distribution reinvestment	205,798	9,763	—	—	215,561
Independent directors' restricted stock vested	—	5,749	—	—	5,749
Common stock issued for management fees	—	78,022	—	—	78,022
Repurchases of common stock	(65,644)	(2,521,620)	—	—	(2,587,264)
December 31, 2020	13,032,650	7,477,351	—	—	20,510,001

Common stock issued	7,145,670	1,579,963	1,644,303	2,088,834	12,458,770
Distribution reinvestment	432,420	34,585	—	9,137	476,142
Independent directors' restricted stock vested	—	13,415	—	—	13,415
Common stock issued for management fees	—	216,793	—	—	216,793
Common stock issued for performance fees	—	429,340	—	—	429,340
Repurchases of common stock	(564,965)	(6,926,239)	—	—	(7,491,204)
December 31, 2021	20,045,775	2,825,208	1,644,303	2,097,971	26,613,257
As of December 31, 2021, no Class T or Class D shares had been issued.

Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code.
Each class of the Company's common stock receives the same aggregate gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee and management fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The following table details the net distributions declared for each of our share classes as of December 31, 2021:

Declaration Date	Class S Shares	Class I Shares	Class C Shares	Class E Shares	Class T Shares	Class D Shares
December 31, 2019	$0.0189	$0.0250	$—	$—	$—	$—
January 30, 2020	0.0222	0.0294	—	—	—	—
February 27, 2020	0.0272	0.0341	—	—	—	—
March 30, 2020	0.0267	0.0341	—	—	—	—
April 30, 2020	0.0272	0.0344	—	—	—	—
May 29, 2020	0.0288	0.0361	—	—	—	—
June 30, 2020	0.0293	0.0365	—	—	—	—
July 30, 2020	0.0291	0.0365	—	—	—	—
August 28, 2020	0.0293	0.0367	—	—	—	—
September 29, 2020	0.0295	0.0367	—	—	—	—
October 29, 2020	0.0294	0.0369	—	—	—	—
November 25, 2020	0.0320	0.0392	—	—	—	—
December 30, 2020	0.0342	0.0417	—	—	—	—
January 28, 2021	0.0344	0.0420	—	—	—	—
February 25, 2021	0.0352	0.0420	—	—	—	—
March 30, 2021	0.0346	0.0422	0.0422	—	—	—
April 29, 2021	0.0348	0.0422	0.0422	—	—	—
May 27, 2021	0.0350	0.0427	0.0427	—	—	—
June 29, 2021	0.0355	0.0430	0.0430	—	—	—
July 29, 2021	0.0355	0.0433	0.0433	—	—	—
August 30, 2021	0.0358	0.0435	0.0435	—	—	—
September 29, 2021	0.0367	0.0443	0.0443	—	—	—
October 28, 2021	0.0391	0.0474	0.0474	—	—	—
November 29, 2021	0.0443	0.0524	0.0524	0.0524	—	—
December 29, 2021	0.0454	0.0539	0.0539	0.0539	—	—
Total	$0.8101	$0.9962	$0.4549	$0.1063	$—	$—
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. During the years ended December 31, 2021 and 2020, the Company reinvested $5.2 million and $2.2 million of distributions for 215,561 and 476,142 shares of common stock, respectively. There were no distributions reinvested during the year ended December 31, 2019.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purpose. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and carry a 12.5% annual dividend payable annually. As of December 31, 2021, there were $375,000 of preferred non-voting shares outstanding.
Redeemable Non-controlling Interest
The Brookfield Investor holds Class E OP Units in connection with its contribution of certain properties on November 2, 2021, and a subsequent cash contribution to the Operating Partnership. Because the Brookfield Investor has the ability to redeem its Class E OP Units for Class E shares or cash, subject to certain restrictions, the Company has classified these Class E OP Units as Redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at December 31, 2021, the Company recorded an allocation adjustment of $5.2 million between Additional paid-in capital and Redeemable non-controlling interest.
The following table summarizes the Redeemable non-controlling interest activity for the year ended December 31, 2021. There were no Redeemable non-controlling interests for the year ended December 31, 2020:

December 31, 2021
Balance at beginning of the year	$—
Limited Partner Asset Contributions	148,175,420
Limited Partner Cash Contribution	45,000,000
Repurchases	—
GAAP Income Allocation	2,577,946
Distributions	(1,521,446)
Distributions Reinvested	648,741
Fair Value Allocation	5,205,194
Balance at the end of the year	$200,085,855

Share Repurchase Plan
The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify or suspend the share repurchase plan.
During the years ended December 31, 2021, 2020 and 2019, the Company repurchased 7,491,201 and 2,587,264 shares of common stock representing a total of $76,925,368 and $25,854,887, respectively. During the years ended December 31, 2021 and 2020, the Company repurchased 6,186,397 and 2,521,620 shares of common stock representing a total of $61.9 million and $25.2 million, respectively, from the Oaktree Investor pursuant to the Oaktree Repurchase Agreement. The Company did not repurchase any shares of common stock during the year ended December 31, 2019. The Company had no unfulfilled repurchase requests during the years ended December 31, 2021 and 2020.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

13. Five Year Minimum Rental Payments
The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, alternative, and office properties as of December 31, 2021. The table below excludes our multifamily and single family rental properties as substantially all leases are shorter term in nature.

Year	Future Minimum Rents
2022	$29,458,056
2023	29,539,552
2024	26,399,968
2025	25,268,495
2026	22,583,615
Thereafter	153,156,778
Total	$286,406,464

14. Segment Reporting
The Company operates in six reportable segments: multifamily, office, logistics, alternatives, investments in unconsolidated entities and real estate-related loans and securities. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the total assets by segment:

	December 31, 2021	December 31, 2020
Multifamily	$583,308,458	$204,408,015
Office	126,966,165	134,521,921
Logistics	74,038,737	—
Alternatives	332,796,506	—
Investments in unconsolidated entities	129,671,086	—
Real estate-related loans and securities	55,074,378	74,464,566
Other (Corporate)	72,858,109	27,479,107
Total assets	$1,374,713,439	$440,873,609

The following table sets forth the financial results by segment for the year ended December 31, 2021:

	Multifamily	Office	Logistics	Alternatives	Investments in unconsolidated entities	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$21,179,913	$12,470,952	$418,694	$717,542	$—	$—	$34,787,101
Other revenues	1,983,134	607,709	—	—	—	—	2,590,843
Total revenues	23,163,047	13,078,661	418,694	717,542	—	—	37,377,944

Expenses:
Rental property operating	9,707,493	5,494,996	147,828	114,579	—	—	15,464,896
Total expenses	9,707,493	5,494,996	147,828	114,579	—	—	15,464,896
Segment net operating income	$13,455,554	$7,583,665	$270,866	$602,963	$—	$—	$21,913,048

Income from real estate-related loans and securities	$—	$—	$—	$—	$—	$5,442,640	$5,442,640
Realized gain on real estate investments	19,590,194	—	—	—	—	1,902,466	21,492,660
Unrealized gain on investments	—	—	—	—	1,658,118	178,933	1,837,051
Depreciation and amortization	10,258,624	7,231,085	479,640	400,421	—	—	18,369,770
General and administrative expenses							7,057,292
Organizational costs							3,459,158
Management fee							2,650,543
Performance fee							5,143,197
Performance participation allocation							2,345,920
Interest expense							6,758,138
Net income							4,901,381
Net income attributable to non-controlling interests							(2,395,280)
Net income attributable to stockholders							$2,506,101

The following table sets forth the financial results by segment for the year ended December 31, 2020:

	Multifamily	Office	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$11,681,669	$12,463,543	$—	$24,145,212
Other revenues	496,052	645,006	—	1,141,058
Total revenues	12,177,721	13,108,549	—	25,286,270

Expenses:
Rental property operating	4,859,445	5,351,792	—	10,211,237
Total expenses	4,859,445	5,351,792	—	10,211,237
Segment net operating income	$7,318,276	$7,756,757	$—	$15,075,033

Income from real estate-related loans and securities	$—	$—	$4,908,074	$4,908,074
Realized gain on investments	—	—	144,484	144,484
Unrealized (loss) gain on investments	—	(626,224)	3,042,927	2,416,703
Depreciation and amortization	6,372,127	7,108,886	—	13,481,013
General and administrative expenses				3,473,954
Management fee				1,170,717
Performance fee				2,215,134
Interest expense				4,948,496
Net loss				(2,745,020)
Net loss attributable to non-controlling interests				307,169
Net loss attributable to stockholders				$(2,437,851)

The following table sets forth the financial results by segment for the year ended December 31, 2019:

	Multifamily	Office	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$4,245,057	$2,883,152	$—	$7,128,209
Other revenues	164,948	246,750	—	411,698
Total revenues	4,410,005	3,129,902	—	7,539,907

Expenses:
Rental property operating	2,009,938	1,061,828	—	3,071,766
Total expenses	2,009,938	1,061,828	—	3,071,766
Segment net operating income	$2,400,067	$2,068,074	$—	$4,468,141

Income from real estate-related loans	$—	$—	$2,305,721	$2,305,721
Depreciation and amortization	3,381,811	1,630,448	—	5,012,259
General and administrative expenses				1,616,252
Management fee				—
Performance fee				200,649
Organizational expenses				885,061
Interest expense				4,048,089
Net loss				(4,988,448)
Net loss attributable to non-controlling interests				265,570
Net loss attributable to stockholders				$(4,722,878)

15. Subsequent Events
The Company has evaluated events from December 31, 2021 through the date the financial statements were issued.
Acquisitions
•The Company acquired two multifamily and two logistics properties for $264.2 million, exclusive of closing costs.
Financings
•The Company borrowed $105.3 million on the Secured Credit Facility in connection with acquisitions.
•The Company closed on a term loan secured by five multifamily properties for $372.8 million. The term loan has a term of five years and incurs interest at a rate of SOFR + 1.70%. In connection with the financing, the Company repaid $256.9 million of borrowings on the Secured Credit Facility.
•The Company closed on a $212.2 million mortgage loan secured by DreamWorks Animation Studios. The mortgage loan has a term of seven years and incurs interest at a fixed rate of 3.20%. In connection with the financing, the Company repaid the existing $214.8 million mortgage loan secured by the property.
•The Company increased the capacity of the Secured Credit Facility to $500.0 million.
Changes to Performance Fee
•The Company amended the Advisory Agreement and the Operating Partnership agreement to provide for the payment of a performance fee to the Advisor and eliminate the Performance Participation Allocation. The changes are effective January 1, 2022. The Company also amended the Oaktree Assets Sub-Advisory Agreement and the Brookfield Repurchase Arrangement to reflect such change.
Amendment to Our Charter
On January 7, 2022, we filed a Third Articles of Amendment with the State Department of Assessments and Taxation of Maryland to change the par value of our shares of Class E common stock from $0.01 par value per share to no par value per share.
Status of the Offering
As of March 31, 2022, the Company has sold an aggregate of 34,625,036 shares of its common stock (consisting of 24,708,294 Class S shares, 3,916,110 Class I shares, 3,479,275 Class C shares and 2,521,357 Class E shares) in the Offering resulting in net proceeds of $379,629,994 to the Company as payment for such shares.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2021

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location		Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Multifamily properties:
Anzio Apartments	Atlanta, GA		$44,400,000	$6,105,370	$50,790,146	$345,809	$1,557,718	$6,451,179	$52,347,864	$58,799,043	$(5,760,528)	1986	2019	(1)
Arbors of Las Colinas	Dallas, TX		45,950,000	16,315,398	44,885,252	427,948	698,663	16,743,346	45,583,915	62,327,261	(1,613,317)	1984	2020	(1)
1110 Key Federal Hill	Baltimore, MD		51,520,000	10,309,649	61,907,837	5,355	95,588	10,315,004	62,003,425	72,318,428	(531,795)	2019	2021	(1)
Domain	Orlando, FL		48,700,000	10,510,782	61,750,846	—	—	10,510,782	61,750,846	72,261,628	(253,630)	2017	2021	(1)
The Burnham	Nashville, TN	(2)	—	14,151,352	111,518,263	—	96,241	14,151,352	111,614,504	125,765,856	(390,074)	2017	2021	(1)
Flats on Front	Wilmington , NC	(2)	—	6,476,446	88,837,297	51,420	—	6,527,866	88,837,297	95,365,163	(71,172)	2021	2021	(1)
Verso	Beaverton, OR	(2)	—	8,100,316	61,138,573	—	—	8,100,316	61,138,573	69,238,889	(43,854)	2021	2021	(1)
Total Multifamily Properties			$190,570,000	$71,969,313	$480,828,214	$830,532	$2,448,210	$72,799,845	$483,276,424	$556,076,268	$(8,664,370)

Logistics properties:
6227 Monroe Ct	Chicago, IL	(2)	$—	$5,624,892	$9,803,819	$—	$—	$5,624,892	$9,803,820	$15,428,712	$(77,678)	1968	2021	(1)
8400 Westphalia	Upper Marlboro, MD	(2)	—	11,676,176	17,160,777	—	—	11,676,176	17,160,777	28,836,953	(129,067)	2005	2021	(1)
McLane Distribution Facility	Lakeland, FL	(2)	—	3,216,758	22,039,177	—	—	3,216,758	22,039,178	25,255,936	(148,352)	1973	2021	(1)
Total Logistics Properties			$—	$20,517,826	$49,003,773	$—	$—	$20,517,826	$49,003,775	$69,521,601	$(355,097)

Office properties:
Two Liberty Center	Arlington, VA		$62,085,155	$3,074,700	$84,040,343	$—	$—	$3,074,700	$84,040,343	$87,115,043	$(6,654,930)	2007	2019	(1)
Lakes at West Covina	Los Angeles, CA		25,603,855	4,414,576	31,012,815	—	827,178	4,414,576	31,839,992	36,254,568	(3,403,951)	1990	2020	(1)
Total Office Properties			$87,689,010	$7,489,276	$115,053,158	$—	$827,178	$7,489,276	$115,880,335	$123,369,611	$(10,058,881)

Alternative properties:
DreamWorks Animation Studios	Glendale, CA		$214,750,000	$74,803,322	$247,834,601	$—	$—	$74,803,323	$247,834,601	$322,637,924	$(295,440)	1997	2021	(1)
Single Family Rental Portfolio	Various		—	737,775	3,102,153	—	605	737,775	3,102,758	3,840,532	—	Various	Various	(1)
Total Alternative Properties			$214,750,000	$75,541,097	$250,936,754	$—	$605	$75,541,098	$250,937,359	$326,478,456	$(295,440)
Portfolio Total			$493,009,010	$175,517,512	$895,821,899	$830,532	$3,275,993	$176,348,045	$899,097,893	$1,075,445,936	$(19,373,788)

(1)	Refer to Note 2 of the Consolidated Financial Statements for details of depreciable lives.
(2)	These properties secure a $244.4 million balance on a secured credit facility.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2021 - Continued

The total included on Schedule III does not include furniture, fixtures and equipment totaling $10.1 million. Accumulated depreciation does not include $1.3 million of accumulated depreciation related to furniture, fixtures and equipment.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Real Estate:
Balance at the beginning of the year	$325,093,990	$226,209,568
Additions during the year:
Land and land improvements	145,607,469	20,729,974
Building and building improvements	684,635,995	78,154,448
Dispositions during the year:
Land and land improvements	(12,502,979)	—
Building and building improvements	(67,388,539)	—
Balance at the end of the year	$1,075,445,936	$325,093,990

Accumulated Depreciation:
Balance at the beginning of the year	$(11,590,454)	$(1,844,854)
Accumulated depreciation	(12,406,086)	(9,745,600)
Dispositions	4,622,752	—
Balance at the end of the year	$(19,373,788)	$(11,590,454)