Form 10-Q
period 2022-03-31
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2022-05-16
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 000-56428

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of May 16, 2022 was 42,119,650, consisting of 4,630,988 Class I shares, 28,424,980 Class S shares, 6,335,034 Class C shares and 2,728,648 Class E shares.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021
Assets
Investments in real estate, net	$1,359,503,676	$1,065,758,310
Investments in real estate-related loans and securities, net	50,530,208	55,074,378
Investments in unconsolidated entities	104,778,146	129,671,086
Intangible assets, net	51,853,480	49,151,909
Cash and cash equivalents	45,978,238	29,988,565
Restricted cash	49,663,098	30,795,049
Accounts and other receivables, net	5,130,943	3,756,111
Other assets	17,823,451	10,518,031
Total Assets	$1,685,261,240	$1,374,713,439
Liabilities and Equity
Mortgage loans and secured credit facility, net	$949,424,962	$733,793,220
Unsecured revolving credit facility	50,000,000	105,000,000
Due to affiliates	39,030,490	35,890,147
Intangible liabilities, net	28,505,045	28,384,385
Accounts payable, accrued expenses and other liabilities	18,199,760	16,223,191
Subscriptions received in advance	43,215,592	24,380,740
Total Liabilities	$1,128,375,849	$943,671,683
Commitments and contingencies		—
Redeemable non-controlling interests attributable to OP unitholders	259,813,176	200,085,855
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000,000 shares authorized; 24,688,249 and 20,045,775 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	246,882	200,457
Common stock - Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 3,888,400 and 2,825,208 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	38,885	28,253
Common stock - Class T shares, $0.01 par value per share, 225,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021.	—	—
Common stock - Class D shares, $0.01 par value per share,100,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021.	—	—
Common stock - Class C shares, $0.01 par value per share,100,000,000 shares authorized; 3,479,275 and 1,644,303 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	34,793	16,443
Common stock - Class E shares, $0.00 par value per share,100,000,000 shares authorized; 2,521,357 and 2,097,971shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	321,874,638	249,426,060
Accumulated deficit	(29,898,291)	(23,608,973)
Total Stockholders’ Equity	292,296,907	226,062,240
Non-controlling interests attributable to preferred stockholders	375,000	375,000
Non-controlling interests attributable to third party joint ventures	4,400,308	4,518,661
Total Equity	297,072,215	230,955,901
Total Liabilities and Stockholders' Equity	$1,685,261,240	$1,374,713,439
See accompanying notes to consolidated financial statements.

The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary.

	March 31, 2022	December 31, 2021
Assets
Investments in real estate, net	$228,894,463	$230,635,634
Intangible assets, net	6,919,479	7,311,796
Cash and cash equivalents	3,366,673	2,940,040
Restricted cash	5,131,229	5,413,888
Accounts and other receivables, net	807,061	597,673
Other assets	3,143,196	2,866,289
Total Assets	$248,262,101	$249,765,320

Liabilities
Mortgage loans, net	$177,185,330	$177,150,209
Intangible liabilities, net	38,807	45,019
Accounts payable, accrued expenses and other liabilities	4,212,616	4,317,033
Total Liabilities	$181,436,753	$181,512,261

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Revenues
Rental revenues	$21,660,162	$7,231,048
Other revenues	1,892,592	381,445
Total revenues	23,552,754	7,612,493
Expenses
Rental property operating	7,922,420	3,315,026
General and administrative	1,990,188	1,015,798
Organizational expenses	—	—
Management fee	1,196,264	554,049
Performance fee	3,513,191	573,823
Depreciation and amortization	13,195,191	4,324,486
Total expenses	27,817,254	9,783,182
Other income (expense)
Income from real estate-related loans and securities	1,070,707	1,202,332
Interest expense	(6,723,096)	(1,372,457)
Realized gain on real estate investments, net	668,760	980,665
Unrealized gain (loss) on investments, net	6,790,924	(12,427)
Total other income (expense)	1,807,295	798,113
Net loss	$(2,457,205)	$(1,372,576)
Net (income) loss attributable to non-controlling interests in third party joint ventures	(5,800)	125,278
Net loss attributable to redeemable non-controlling interests	975,024	—
Net loss attributable to Brookfield REIT stockholders	$(1,487,981)	$(1,247,298)
Per common share data:
Net loss per share of common stock - basic and diluted	$(0.05)	$(0.06)
Weighted average number of shares outstanding - basic and diluted	31,696,217	21,277,332
See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2021	$28,253	$200,457	$16,443	$—	$249,426,060	$(23,608,973)	$226,062,240	$4,518,661	$375,000	$230,955,901
Common stock issued	10,803	45,128	18,350	—	97,623,044	—	97,697,325	—	—	97,697,325
Preferred equity issued	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	170	1,579	—	—	2,573,552	—	2,575,301	—	—	2,575,301
Contributions from non-controlling interests	—	—	—	—	—	—	—	26,497	—	26,497
Distributions	—	—	—	—	—	(4,801,337)	(4,801,337)	(150,650)	—	(4,951,987)
Common stock repurchased	(342)	(281)	—	—	(801,456)	—	(802,079)	—	—	(802,079)
Offering Costs	—	—	—	—	(6,075,724)	—	(6,075,724)	—	—	(6,075,724)
Net income (loss)	—	—	—	—	—	(2,463,005)	(2,463,005)	5,800	—	(2,457,205)
Allocation to redeemable non-controlling interests	—	—	—	—	(20,870,838)	975,024	(19,895,814)	—	—	(19,895,814)
Balance at March 31, 2022	$38,884	$246,883	$34,793	$—	$321,874,638	$(29,898,291)	$292,296,907	$4,400,308	$375,000	$297,072,215

	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2020	$74,773	$130,326	$—	$—	$200,440,567	$(15,179,566)	$185,466,100	$7,717,849	$—	$193,183,949
Stock-based compensation	68	—	—	—	17,788	—	17,856	—	—	17,856
Distribution reinvestment	45	845	—	—	932,683	—	933,573	—	—	933,573
Common stock issued	1,414	14,162	740	—	17,189,285	—	17,205,601	—	—	17,205,601
Contributions	—	—	—	—	—	—	—	31,245	—	31,245
Distributions	—	—	—	—	—	(2,384,967)	(2,384,967)	(186,375)	—	(2,571,342)
Common stock repurchased	(13,803)	(1,946)	—	—	(15,790,941)	—	(15,806,690)	—	—	(15,806,690)
Offering Costs	—	—	—	—	(942,264)	—	(942,264)	—	—	(942,264)
Net income (loss)	—	—	—	—	—	(1,247,298)	(1,247,298)	(125,278)	—	(1,372,576)
Balance at March 31, 2021	$62,497	$143,387	$740	$—	$201,847,118	$(18,811,831)	$183,241,911	$7,437,441	$—	$190,679,352

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(2,457,205)	$(1,372,576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,195,191	4,324,486
Management fees	1,196,264	554,049
Performance fees	3,513,191	—
Amortization of above and below market leases and lease inducements	(270,423)	57,025
Amortization of restricted stock grants	80,625	17,856
Amortization of deferred financing costs	326,245	56,127
Amortization of origination fees and discount	(45,726)	(37,506)
Capitalized interest from the real-estate loans	(230,837)	(24,289)
Realized gain on investments in real estate-related loans and securities	(668,760)	(980,665)
Unrealized (gain) loss on investments	(6,790,924)	12,427
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(199,877)	(18,318)
(Increase) decrease in other assets	(485,643)	217,422
Increase in accounts and other receivables	(1,374,832)	(230,018)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,593,503	(799,229)
Increase in due to affiliates	3,076,799	604,904
Net cash provided by operating activities	10,457,591	2,381,695

Cash flows from investing activities
Acquisitions of real estate	(308,005,256)	—
Purchase of real estate-related loans and securities	—	(16,781,895)
Proceeds from sale of real estate-related loans and securities	3,086,155	4,879,135
Proceeds from principal repayments of real estate-related loans	1,710,898	928,414
Payment of investment deposits	(3,274,743)	(2,000,000)
Capital improvements to real estate	(968,603)	(273,378)
Net cash used in investing activities	(307,451,549)	(13,247,724)

Cash flows from financing activities:
Proceeds from mortgage loans	584,960,000	—
Proceeds from secured credit facility	105,262,797	—
Proceeds from affiliate line of credit	25,000,000	—
Proceeds from sale of preferred membership interests	28,831,269	—
Proceeds from issuance of OP units	38,000,000	—
Repayment of secured term loan	(214,750,000)	—
Repayment of secured credit facility	(256,861,000)	—
Repayments of affiliate line of credit	(80,000,000)	—
Payment of deferred financing costs	(3,306,300)	—
Proceeds from issuance of common stock	72,464,686	16,661,878
Subscriptions received in advance	43,215,592	—
Repurchases of common stock	(8,490,126)	(8,882,074)
Payment of offering costs	(765,112)	(453,103)
Distributions to non-controlling interests	(150,650)	(186,375)
Contributions from non-controlling interests	19,815	31,245
Distributions	(1,579,291)	(1,417,302)
Net cash provided by financing activities	331,851,680	5,754,269

Net change in cash and cash-equivalents and restricted cash	34,857,722	(5,111,760)
Cash and cash-equivalents and restricted cash, beginning of period	60,783,614	36,019,225
Cash and cash-equivalents and restricted cash, end of period	$95,641,336	$30,907,465

See accompanying notes to financial statements.

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash and cash equivalents	$45,978,238	$27,167,065
Restricted cash	49,663,098	3,740,400
Total cash and cash equivalents and restricted cash	$95,641,336	$30,907,465

Supplemental disclosures:
Interest paid	$4,619,589	$1,285,962
Non-cash investing and financing activities:
Issuance of Brookfield REIT OP units as consideration for performance fees	$2,345,920	$—
Accrued distributions	$267,500	$802,613
Accrued stockholder servicing fee	$4,393,930	$107,295
Accrued offering costs	$917,482	$478,249
Distributions reinvested	$2,575,301	$933,573
Accrued management fees in due to affiliates	$575,558	$—
Management fees paid in shares	$620,706	$543,723
Accrued capital improvements	$38,654	$23,371
Allocation to redeemable non-controlling interest	$19,895,813	$—
Reinvested redeemable non-controlling interest	$3,507,671	$—
Accrued distributions to redeemable non-controlling interest	$514,414	$—
Real estate related loan repayment in accounts receivable	$—	$286,350
Accrued repurchases in accounts payable	$(974,480)	$768,614
Accrued repurchases in due to affiliates	$—	$8,793,500

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Organization and Business Purpose
Brookfield Real Estate Income Trust Inc. (formerly Oaktree Real Estate Income Trust, Inc.) (the “Company”) was formed on July 27, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019. The Company invests primarily in high-quality real estate properties in desirable locations - primarily income-producing U.S. commercial real estate with upside potential through active asset management. To a lesser extent, the Company invests in real estate-related investments, including real estate-related debt and real estate-related securities. The Company is the sole general partner of Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”). Substantially all of the Company's business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Inc. (together with its affiliates, “Brookfield”). Prior to the Adviser Transition (as defined below) that occurred on November 2, 2021, the Company was externally managed by Oaktree Fund Advisors, LLC (the “Oaktree Adviser” or the "Sub-Adviser"), an affiliate of Oaktree Capital Management, L.P. (“Oaktree”).
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
In addition, on November 2, 2021, the Company, the Adviser and the Operating Partnership entered into sub-advisory agreements with the Oaktree Adviser, pursuant to which the Oaktree Adviser (i) manages certain of the Company’s real estate properties and real estate-related debt investments that were acquired by the Company prior to the Adviser Transition and (ii) selects and manages the Company’s liquid assets.
The Company had previously registered with the Securities and Exchange Commission (the “SEC”) its initial public offering of up to $2,000,000,000 in shares of common stock (the "Previous Offering"), which was initially declared effective on April 30, 2018 and terminated on November 2, 2021. The Company subsequently registered a follow-on offering with the SEC of up to $7,500,000,000 in shares of common stock, consisting of up to $6,000,000,000 in shares in its primary offering and up to $1,500,000,000 in shares pursuant to its distribution reinvestment plan, which was declared effective on November 2, 2021 (the “Current Offering” and with the Previous Offering, the "Offering").
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
In addition to the Offering, the Company is conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(a)(2) and Regulation S thereunder. The Company is also offering Class E shares to Brookfield and certain of its affiliates in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2).
As of March 31, 2022, the Company owned 18 investments in real estate, one investment in an unconsolidated real-estate venture, four investments in real estate-related loans, and three investments in floating-rate commercial mortgage backed securities ("CMBS").

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Certain comparative figures have been reclassified to conform to the current year presentation. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.
The Company consolidates all entities in which it retains a controlling financial interest through majority ownership or voting rights and entities that meet the definition of a variable interest entity (“VIE”) for which it is deemed to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities as its sole general partner. The Company also consolidates all VIEs for which it is the primary beneficiary. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company's interest for those partially owned entities are accounted for using the equity method of accounting. Equity method investments for which the Company has not elected a fair value option ("FVO") are initially recorded at cost and subsequently adjusted for the Company's pro-rata share of net income, contributions, and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022.
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
When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.
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
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of March 31, 2022 and December 31, 2021.
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

The Company has elected the FVO for its investment in unconsolidated entities and therefore reports this investment at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Unrealized gain on investments, net on the Company's Consolidated Statements of Operations.
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
The Company assesses its real estate-related loans for impairment and loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms, including consideration of the underlying collateral value. As of March 31, 2022, each of the Company’s real estate-related loans was performing in accordance with its contractual terms and no impairment loss has been recognized.
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

Deferred Charges
The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring, and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes and term loans are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments. Deferred financing costs related to the Company’s revolving credit facility are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreements. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.
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
The Company recognizes all derivatives as either assets or liabilities in the accompanying Consolidated Balance Sheets and measures those instruments at fair value. Changes in the fair values of the Company's derivatives are recorded in current-period earnings as a component of Unrealized gain on investments, net on the accompanying Consolidated Statements of Operations. As of March 31, 2022, the Company had one interest-rate cap, one currency swap contract and one interest-rate swap contract. The derivatives are accounted for as freestanding and changes in fair value are recorded in current-period earnings.
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
Valuation of Assets and Liabilities Measured at Fair Value
The Company's investments in real estate-related securities are reported at fair value. The Company generally determines the fair value of its investments in real estate-related securities by utilizing third-party pricing service providers. In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. The inputs used in determining the Company’s real estate-related securities reported at fair value are considered Level 2.
The Company's derivative financial instruments are reported at fair value. The fair value of the Company's interest rate swap is determined using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company's nonperformance risk. The fair value of the Company’s interest rate cap is determined using models developed by the respective counterparty as well as third-party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). The fair value of the Company’s foreign currency swap is determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying instruments. The inputs used in determining the Company’s derivative financial instruments reported at fair value are considered Level 2.
The Company has elected the FVO for its equity method investment and therefore, reports this investment at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Unrealized gain on investments, net on the Company’s Consolidated Statements of Operations. The Company separately values the assets and liabilities of the equity method investment. To determine the fair value of the assets of the equity method investments, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company determines the fair value of the indebtedness of the equity method investment by modeling the cash flows required by the debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its equity method investment at fair value. The inputs used in determining the Company’s equity method investment carried at fair value are considered Level 3.
The Company's carrying values of cash and cash equivalents, restricted cash, accounts receivable and other receivables, accounts payable, accrued liabilities and other liabilities approximate fair value because of the short-term nature of these instruments.
The following table details the Company’s assets measured at fair value on a recurring basis:

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$—	$16,401,173	$—	$16,401,173	$—	$19,511,008	$—	$19,511,008
Investment in unconsolidated entities	—	—	104,778,146	104,778,146	—	—	100,839,817	100,839,817
Derivatives	—	4,489,374	—	4,489,374	—	1,430,697	—	1,430,697
Total	$—	$20,890,547	$104,778,146	$125,668,693	$—	$20,941,705	$100,839,817	$121,781,522

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs:

Investment in unconsolidated entities
Balance as of December 31, 2021	$100,839,817
Included in net income
Unrealized gain included in income from unconsolidated entities	3,938,329
Balance as of March 31, 2022	$104,778,146
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of March 31, 2022, the fair value of the Company’s mortgage loans, secured credit facility, and revolving credit facility was approximately $7.3 million below the outstanding principal balance.
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
The Company has formed wholly-owned subsidiaries that are taxed as taxable REIT subsidiaries (“TRSs”) that are subject to taxation at the federal, state and local levels, as applicable. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. The Company will account for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset my not be realized.
As of December 31, 2021, 2020 and 2019, the Company had net operating losses (“NOLs”) of $4.0 million, $3.2 million, and $0.4 million, respectively. The Company has not recorded a deferred tax asset in the accompanying Consolidated Financial Statements with respect to its NOLs since it is unlikely such benefits will be realized.
Organization and Offering Expenses
As of March 31, 2022 and December 31, 2021, the Adviser and its affiliates had incurred approximately $9.3 million and $8.4 million, respectively, of organization and offering expenses on the Company's behalf, which will be reimbursed ratably over a 60 month period following July 6, 2022.
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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three months ended March 31, 2022 and 2021, there were no dilutive participating securities.
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
Stockholder Servicing Fee
The Company has entered into a dealer manager agreement with Brookfield Oaktree Wealth Solutions LLC, a registered broker-dealer affiliated with the Adviser (“Dealer Manager”), to serve as the dealer manager for the Current Offering. The Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees up to 3.5% of the transaction price and ongoing stockholder servicing fees of 0.85% per annum of the aggregate NAV for outstanding Class S and Class T shares with a limit up to, in the aggregate, 8.75% of the gross proceeds from such shares. The Dealer Manager is entitled to receive upfront selling commissions up to 1.5% of the transaction price and ongoing stockholder servicing fees of 0.25% per annum of the aggregate NAV for outstanding Class D shares with a limit up to, in the aggregate, 8.75% of the gross proceeds from such shares. There are no upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees with respect to Class I shares.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to amend the accounting for credit losses for certain financial instruments. The standard replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As of January 1, 2022, the Company adopted this guidance and it did not have a material impact on the Company’s Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842), and related ASU's subsequently issued (collectively, "ASC 842"), which requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. As of January 1, 2022, the Company adopted the lease guidance. The Company’s rental revenue primarily consists of base rent arising from tenant leases at the Company’s properties under operating leases. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to segregate the lease components from the non-lease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and non-lease components are accounted for in accordance with ASC 842 and reported as rental revenues in the accompanying Consolidated Statements of Operations. As of March 31, 2022, the Company had no investments in real estate subject to ground leases and has therefore not recorded any right-of-use assets and lease liabilities in the Company's Consolidated Financial Statements.
In March 2020, the FASB issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offer Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through March 31, 2022, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.

3. Investments in Real Estate
As of March 31, 2022 and December 31, 2021, investments in real estate, net, consisted of the following:

	March 31, 2022	December 31, 2021
Building and building improvements	$1,131,760,174	$874,834,206
Land	204,969,323	164,901,074
Tenant improvements	46,372,431	35,591,724
Furniture, fixtures and equipment	5,834,844	11,061,146
Accumulated depreciation	(29,433,096)	(20,629,840)
Investments in real estate, net	$1,359,503,676	$1,065,758,310
Acquisitions
During the three months ended March 31, 2022, the Company acquired $306.6 million of real estate investments, which were comprised of two multifamily properties, two logistics properties and 148 single-family rental properties.
During the year ended December 31, 2021, the Company acquired $852.9 million of real estate investments, which were comprised of five multifamily properties, three logistics properties, one alternative property and 14 single-family rental properties.

The following table provides further details of the properties acquired during the three months ended March 31, 2022 and year ended December 31, 2021:

Investment	Ownership Interest	Location	Type	Acquisition Date	Square Feet/Units	Purchase Price(1)
1110 Key Federal Hill	100%	Baltimore, MD	Multifamily	September 2021	224	$75,152,886
Domain	100%	Orlando, FL	Multifamily	November 2021	324	74,157,027
The Burnham	100%	Nashville, TN	Multifamily	November 2021	328	129,057,027
6123-6227 Monroe Court	100%	Morton Grove, IL	Logistics	November 2021	208,000	17,264,728
8400 Westphalia Road	100%	Upper Marlboro, MD	Logistics	November 2021	100,000	27,960,931
McLane Distribution Center	100%	Lakeland, FL	Logistics	November 2021	211,000	26,754,957
Flats on Front	100%	Wilmington , NC	Multifamily	December 2021	273	97,728,205
Verso Apartments	100%	Beaverton, OR	Multifamily	December 2021	172	74,215,860
DreamWorks Animation Studios	100%	Glendale, CA	Alternatives	December 2021	497,000	326,743,229
Single Family Rental Portfolio	100%	Various	Alternatives	Various 2021	14	3,839,927
2626 South Side Flats	100%	Pittsburgh, PA	Multifamily	January 2022	264	92,459,116
2003 Beaver Road	100%	Landover, MD	Logistics	February 2022	38,000	9,646,428
187 Bartram Parkway	100%	Franklin, IN	Logistics	February 2022	300,000	28,911,945
The Parker	100%	Alexandria, VA	Multifamily	March 2022	360	136,778,942
Single Family Rental Portfolio	100%	Various	Alternatives	Various 2022	148	38,819,045
						$1,159,490,253

(1)	Purchase price is inclusive of closing costs.
The following table summarizes the purchase price allocation of the properties acquired during the three months ended March 31, 2022 and year ended December 31, 2021:

	March 31, 2022	December 31, 2021
Building and building improvements	$252,794,991	$660,098,315
Land and land improvements	43,057,425	145,611,087
Tenant improvements	1,232,492	24,991,410
Furniture, fixtures and equipment	3,275,488	6,307,805
In-place lease intangibles	3,810,079	32,518,944
Lease origination costs	901,606	8,534,907
Tax abatement intangible	2,194,578	3,054,438
Above-market lease intangibles	64,995	178,101
Below-market lease intangibles	(454,469)	(28,420,233)
Total purchase price(1)	306,877,185	852,874,774
Assumed debt(2)	—	132,550,000
Net purchase price	$306,877,185	$720,324,774

(1)	Purchase price is inclusive of closing costs.
(2)	Refer to Note 9 for additional details on the Company’s mortgage loans and indebtedness.

4. Investments in Unconsolidated Entities
The Company holds an investment in an unconsolidated joint venture that it has elected to account for using the FVO, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation.
On November 2, 2021, the Company acquired a 20% interest in Principal Place, an office property located in London, United Kingdom, through an indirect interest in the joint venture that owns the property. As of March 31, 2022 and December 31, 2021, the fair value of the Company's interest in Principal Place was $104.8 million and $100.8 million, respectively.
On November 2, 2021, the Company sold its ownership interest in Ezlyn, a multifamily property, to an affiliate of the Oaktree Adviser for $8.6 million in cash and a $33.8 million preferred equity interest in an affiliate of Oaktree. In connection with the Ezlyn disposition, the Company recognized a realized gain on sale of $19.5 million and recorded the preferred equity interest using the equity method of accounting. On December 31, 2021, the Company assigned $5.0 million of its preferred equity interest to the affiliate of the Oaktree Adviser for $5.0 million of cash. As of December 31, 2021, the Company's carrying value of its preferred equity interest was $28.8 million. On January 18, 2022, the Company assigned its remaining $28.8 million preferred equity interest to the affiliate of the Oaktree Adviser for $28.8 million.
As of March 31, 2022 and December 31, 2021, investments in unconsolidated entities were $104.8 million and $129.7 million, respectively.
The following table provides the summarized financial information of our unconsolidated joint venture in Principal Place as of and for the periods set forth below:

	As of March 31, 2022	As of December 31, 2021
Total Assets	$1,107,256,138	$1,133,943,189
Total Liabilities	625,688,338	640,809,702
Total Equity	$481,567,800	$493,133,487

	For the period three months ended March 31, 2022	For the period November 2, 2021 through December 31, 2021
Total Revenues	$13,418,880	$5,891,879
Total Expenses	13,811,010	9,285,693
Net Loss	$(392,130)	$(3,393,814)

5. Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of March 31, 2022 and December 31, 2021:

Intangible assets:	March 31, 2022	December 31, 2021
In-place lease intangibles	$45,019,828	$41,209,749
Lease origination costs	13,712,217	12,610,735
Lease inducements	1,708,038	1,708,038
Tax intangibles	5,249,016	3,054,438
Above-market lease intangibles	248,849	183,854
Total intangible assets	65,937,948	58,766,814
Accumulated amortization:
In-place lease intangibles	(11,999,485)	(8,082,379)
Lease origination costs	(1,280,931)	(972,556)
Lease inducements	(597,059)	(533,673)
Tax intangibles	(201,240)	(20,544)
Above-market lease intangibles	(5,753)	(5,753)
Total accumulated amortization	(14,084,468)	(9,614,905)
Intangible assets, net	$51,853,480	$49,151,909

Intangible liabilities:
Below-market lease intangibles	$(28,975,168)	$(28,520,699)
Accumulated amortization	470,123	136,314
Intangible liabilities, net	$(28,505,045)	$(28,384,385)

The weighted average amortization periods of the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles is 217 months.
The following table details the Company's future amortization of intangible assets:

Amortization
For the remainder of 2022	$7,175,605
2023	4,896,276
2024	4,312,729
2025	4,030,785
2026	3,578,118
2027	3,260,791
Thereafter	24,599,176
Total	$51,853,480
The following table details the Company's future amortization of intangible liabilities:

Amortization
For the remainder of 2022	$(1,019,583)
2023	(1,348,228)
2024	(1,344,533)
2025	(1,339,796)
2026	(1,332,185)
2027	(1,327,356)
Thereafter	(20,793,364)
Total	$(28,505,045)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Real estate-related loans	$34,129,035	$35,563,370
Real estate-related securities	16,401,173	19,511,008
Total investments in real estate-related loans and securities	$50,530,208	$55,074,378

The following tables detail the Company's real estate-related loan investments as of March 31, 2022 and December 31, 2021:

					As of March 31, 2022
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000,000	$(142,536)	$24,857,464
111 Montgomery(2)	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2024	Principal due at maturity	1,012,452	(71,091)	941,361
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2024	Principal due at maturity	6,771,573	(50,131)	6,721,442
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2024	Principal due at maturity	1,620,013	(11,245)	1,608,768
					$34,404,038	$(275,003)	$34,129,035

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of March 31, 2022, one-month LIBOR was equal to 0.45%.
(2)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

					As of December 31, 2021
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000,000	$(163,601)	$24,836,399
111 Montgomery(2)	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2024	Principal due at maturity	1,439,853	(91,409)	1,348,444
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2024	Principal due at maturity	7,655,908	(65,170)	7,590,738
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2024	Principal due at maturity	1,802,408	(14,619)	1,787,789
					$35,898,169	$(334,799)	$35,563,370

(1)	The term "L" refers to the one-month US dollar-denominated LIBOR. As of December 31, 2021, one-month LIBOR was equal to 0.10%.
(2)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

On February 2, 2021, the Company funded $4.1 million to acquire an interest in an entity that holds a first mortgage loan investment (the "Montgomery Loan") in the 111 Montgomery Condominium, a 156 unit condominium tower located in Brooklyn, New York. The Montgomery Loan is secured by the 111 Montgomery Condominium development and bears interest at a floating rate of 7.0% over the one-month LIBOR. During the three months ended March 31, 2022 and year ended December 31, 2021, the Company received net repayments of $0.5 million and $2.7 million, respectively.
On February 21, 2021, the Company funded $10.3 million to acquire an interest in an entity that holds a first mortgage loan investment (the "Avery Senior Loan") in the Avery Condominium, a 548 unit condominium and luxury apartment tower located in San Francisco, California. The Avery Senior Loan is secured by the Avery Condominium development and bears interest at a floating rate of 7.3% over the one-month LIBOR. During the three months ended March 31, 2022 and year ended December 31, 2021, the Company received net repayments of $0.9 million and $2.6 million, respectively.
On February 21, 2021, the Company funded $2.3 million to acquire an interest in an entity that holds a mezzanine mortgage loan investment (the "Avery Mezzanine Loan") in the Avery Condominium, a 548 unit condominium and luxury apartment tower located in San Francisco, California. The Avery Mezzanine Loan is secured by the Avery Condominium development and bears interest at a floating rate of 12.5% over the one-month LIBOR. During the three months ended March 31, 2022 and year ended December 31, 2021, the Company received net repayments of $0.2 million and $0.5 million, respectively.
The following tables detail the Company's investments in real estate-related securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	3	L+4.20%	September 2030	$16,600,000	$15,372,730	$16,401,173
Total investments in real estate-related securities				$16,600,000	$15,372,730	$16,401,173

	December 31, 2021
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	4	L+4.00%	February 2030	$19,760,000	$17,790,125	$19,511,008
Total investments in real estate-related securities				$19,760,000	$17,790,125	$19,511,008

(1)
The term "L" refers to the one-month US dollar-denominated LIBOR. As of March 31, 2022 and December 31, 2021, one-month LIBOR was equal to 0.45% and 0.10% respectively. Fixed rate CMBS real estate loans are reflected as a spread over the relevant floating benchmark rates for purposes of the weighted-averages.

(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
During the three months ended March 31, 2022, the Company recorded net unrealized loss and net realized gains on its real estate-related securities investments of $0.7 million and $0.7 million, respectively. During the three months ended March 31, 2021, the Company recorded net unrealized gains and net realized gains on its real estate-related securities investments of $1.7 million and $2.0 million, respectively. Such amounts are recorded as components of Other income (expense) on the Company's Consolidated Statements of Operations.

7. Accounts and Other Receivables and Other Assets
The following table summarizes the components of accounts and other receivables and other assets as of March 31, 2022 and December 31, 2021:

Receivables	March 31, 2022	December 31, 2021
Accounts receivable	$1,923,798	$1,258,307
Straight-line rent receivable	2,909,721	2,252,699
Interest receivable	358,609	293,873
Allowance for doubtful accounts	(61,185)	(48,768)
Total accounts and other receivables, net	$5,130,943	$3,756,111

Other assets	March 31, 2022	December 31, 2021
Deposits	$10,083,459	$6,808,716
Prepaid expenses	3,161,028	2,181,765
Capitalized fees, net	13,196	13,292
Derivatives(1)	4,489,374	1,430,697
Interest Rate Cap	76,394	83,561
Total other assets	$17,823,451	$10,518,031

(1)
Represents an interest rate swap on the Two Liberty mortgage loan and a foreign currency swap related to the Company's non-U.S. investment. The notional amount of the interest rate swap is $33.8 million and the derivative matures in August 2024. Two Liberty receives a floating rate of one-month USD LIBOR and pays a fixed rate of 0.7225%. The notional amount of the foreign currency swap is £73.3 million GBP and the derivative settled in May 2022, at which time the Company entered into a three-month foreign currency swap at the same notional amount.

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Real estate taxes payable	$1,952,007	$2,350,065
Accounts payable and accrued expenses	10,764,672	6,615,746
Prepaid rent	933,868	1,044,844
Accrued interest expense	477,803	509,213
Tenant security deposits	1,756,286	1,286,365
Distribution payable	1,566,867	2,822,987
Stock repurchases payable	748,257	1,593,971
Total accounts payable, accrued expenses and other liabilities	$18,199,760	$16,223,191

9. Mortgage Loans and Indebtedness
The following table summarizes the components of mortgage loans and indebtedness as of March 31, 2022 and December 31, 2021:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	March 31, 2022	December 31, 2021
Anzio Apartments mortgage loan	L+1.59%	May 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan	L+1.50%	August 2024	62,085,155	62,085,155
Lakes at West Covina mortgage loan	L+1.55%	February 2025	25,603,855	25,603,855
Arbors of Las Colinas mortgage loan	SOFR+2.24%	January 2031	45,950,000	45,950,000
1110 Key Federal Hill mortgage loan	2.34%	October 2028	51,520,000	51,520,000
Domain mortgage loan(2)	SOFR+1.50%	December 2026	48,700,000	48,700,000
DreamWorks Animation Studios mortgage loan	3.20%	March 2029	212,200,000	214,750,000
Secured Multifamily Term Loan	SOFR+1.70%	March 2025	372,760,000	—
Secured Credit Facility(2)(3)	L + 1.95%	November 2022	92,803,618	244,401,821
Affiliate Line of Credit	L + 2.25%	November 2022	50,000,000	105,000,000
Total indebtedness			1,006,022,628	842,410,831
Less: deferred financing costs, net			(6,597,666)	(3,617,611)
Total indebtedness, net			$999,424,962	$838,793,220

(1)
The term "L" refers to the one-month US dollar-denominated LIBOR. As of March 31, 2022 and December 31, 2021, one-month LIBOR was equal to 0.45% and 0.10%, respectively. The term "SOFR" refers to the Secured Overnight Financing Rate. As of March 31, 2022 and December 31, 2021, SOFR was 0.29% and 0.05%, respectively.

(2)
The Company assumed debt totaling $132.6 million in connection with the acquisition of Domain and The Burnham. The debt was refinanced in November 2021 with a $48.7 million mortgage loan secured by Domain and a $83.9 million borrowing on the Secured Credit Facility secured by The Burnham.

(3)
As of March 31, 2022, borrowings on the Secured Credit Facility were secured by the following properties: 8400 Westphalia Road, 6123-6227 Monroe Court, McLane Distribution Center, 2003 Beaver Road, 187 Bartram Parkway and certain properties in the Single Family Rental Portfolio. As of December 31, 2021, borrowings on the Secured Credit Facility were secured by the following properties: The Burnham, Flats on Front, Verso Apartments, 8400 Westphalia Road, 6123-6227 Monroe Court, and McLane Distribution Center. The facility has a one-year extension option to November 9, 2023, subject to certain conditions.

The following table presents the future principal payments due under the Company's mortgage loans as of March 31, 2022:

Year	Amount
For the remainder of 2022	$142,803,618
2023	—
2024	62,493,944
2025	399,146,172
2026	50,236,044
2027	1,668,716
Thereafter	349,674,134
Total	$1,006,022,628
The mortgage loans and secured credit facility are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of March 31, 2022, the Company is in compliance with all of its loan covenants that could result in a default under such agreements. At Two Liberty Center, cash flows from the property are currently held in a restricted cash account due to a debt service coverage ratio requirement.
Mortgage Loans
During the three months ended March 31, 2022 and year ended December 31, 2021, the Company financed $212.2 million and $315.0 million, respectively, in mortgage loans related to its properties, which were subject to customary terms and conditions. During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company repaid $214.8 million and $53.0 million, respectively, of mortgage loans.
Secured Multifamily Term Loan
In March 2022, the Company entered into a term loan (the "Secured Multifamily Term Loan") providing for a senior secured loan secured by certain multifamily properties. As of March 31, 2022, borrowings on the Secured Multifamily Term Loan are secured by The Burnham, Flats on Front, Verso Apartments, 2626 South Side Flats and The Parker. The Secured Multifamily Term Loan matures on March 21, 2025 and has two one-year extension options to March 21, 2026 and March 31, 2027, subject to certain conditions.
Secured Credit Facility
In November 2021, the Company entered into a credit agreement (the "Secured Credit Facility") providing for a senior secured credit facility to be used for the acquisition or refinancing of properties. Borrowings on the Secured Credit Facility are secured by certain properties in the Company's portfolio. The initial maximum aggregate principal amount of the facility was $250.0 million, which was increased to $500.0 million on March 9, 2022. The Secured Credit Facility matures on November 9, 2022, and has a one-year extension option to November 9, 2023, subject to certain conditions. Borrowings under the Secured Credit Facility bears interest at a rate of LIBOR plus 1.95%. As of March 31, 2022 and December 31, 2021, there were $92.8 million and $244.4 million, respectively, of outstanding borrowings on the Secured Credit Facility.
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the "Affiliate Line of Credit"), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The credit agreement expires on November 2, 2022, subject to one-year extension options requiring the lender's approval. Borrowings under the credit agreement bear interest at a rate of the then-current rate offered by a third-party lender for a similar product, or, if no such rate is available, LIBOR plus 2.25%. As of March 31, 2022 and December 31, 2021, there were $50.0 million and $105.0 million, respectively, of outstanding borrowings on the Affiliate Line of Credit.

10. Related Party Transactions
Advisory Agreement
Pursuant to the advisory agreement, the Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV on its Class C, Class D, Class I, Class S and Class T common shares (no management fee is paid on the Class E common shares), payable monthly, as compensation for the services it provides to the Company. Prior to the Adviser Transition, the Oaktree Adviser was entitled to an annual management fee equal to 1.00% of the Company's NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash or shares of the Company's common stock. To date, the Adviser, and previously the Oaktree Adviser, has elected to receive the management fee in shares of the Company’s common stock.
During the three months ended March 31, 2022 and 2021, management fees earned by the Adviser and the Oaktree Adviser were $1.2 million and $0.6 million, respectively.
The Adviser, and prior to the Adviser Transition the Oaktree Adviser, is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and Class T common shares (no performance fee is paid on the Class E common shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, or shares of the Company's common stock.
During the three months ended March 31, 2022 and 2021, performance fees earned by the Adviser and the Oaktree Adviser were $3.5 million and $0.6 million, respectively, which is recognized as Performance fee in the Company's Consolidated Statements of Operations.
Sub-Adviser Agreements
The Adviser has engaged the Sub-Adviser to (i) perform the functions related to selecting and managing the Company's liquid assets, including real estate-related debt securities, (the "Liquid Sleeve") pursuant to a sub-advisory agreement (the "Liquidity Sleeve Sub-Advisory Agreement") and (ii) manage the Oaktree Option Investments pursuant to a separate sub-advisory agreement (the "Oaktree Assets Sub-Advisory Agreement" and together with the Liquidity Sleeve Sub-Advisory Agreement, the “Sub-Advisory Agreements”).
Pursuant to the Liquidity Sleeve Sub-Advisory Agreement, the Sub-Adviser provides services related to the acquisition, management and disposition of the Liquidity Sleeve in accordance with our investment objectives, strategy, guidelines, policies and limitations. Pursuant to the Oaktree Assets Sub-Advisory Agreement, the Sub-Adviser manages the Oaktree Option Investments. The fees paid to the Sub-Adviser pursuant to the Sub-Advisory Agreements will not be paid by the Company, but will instead be paid by the Adviser out of the management and performance fees that the Company pays to the Adviser.
The Sub-Adviser earns management and performance fees pursuant to the terms of the Sub-Adviser Agreement. These fees are paid by the Adviser out of the management and performance fees by the Advisor; therefore no management or performance fees related to the Sub-Advisory Agreements have been recognized in the accompanying Consolidated Statements of Operations.
Dealer Manager Agreement
The Company has engaged the Dealer Manager, a registered broker dealer affiliated with the Adviser, as the dealer manager for the Current Offering. The Company pays to the Dealer Manager selling commissions, dealer manager fees and stockholder servicing fees in connection with sales of the Company’s common stock in the Current Offering. The Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class S, Class T, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.
Acquisition of Investments
On November 2, 2021, the Company acquired two multifamily properties and a 20% interest in a joint venture that owns an office property (the "Brookfield Portfolio") from an affiliate of Brookfield. The Company issued 2,088,833 shares of Class E common stock and 12,380,554 Class E units in the Operating Partnership ("Class E OP Units") as consideration for the acquisitions. The aggregate consideration was $173.2 million, which was equal to the fair value of the net assets of the Brookfield Portfolio based on third-party appraisals of the properties.

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
On November 26, 2021, the Company sold a real estate-related loan, Atlantis Mezzanine Loan, to an affiliate of Brookfield for $25.0 million. The sale price was equal to the most recently appraised value from a third-party appraiser obtained by the Company in connection with determining the Company's NAV.
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
Affiliate Line of Credit
In November 2021, the Company entered into the Affiliate Line of Credit, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The credit agreement expires on November 2, 2022, subject to one-year extension options requiring the lender's approval. Borrowings under the credit agreement bear interest at a rate of the then-current rate offered by a third-party lender for a similar product, or, if no such rate is available, LIBOR plus 2.25%. As of March 31, 2022 and December 31, 2021, the Company incurred interest at a rate of LIBOR plus 2.25%. As of March 31, 2022 and December 31, 2021 there were $50.0 million and $105.0 million, respectively, of outstanding borrowings on the Affiliate Line of Credit.
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
Brookfield Repurchase Agreement
An affiliate of Brookfield (the "Brookfield Investor") was issued shares of the Company's common stock and Class E OP Units in connection with its contribution of certain properties on November 2, 2021. The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the "Brookfield Repurchase Agreement") pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating Partnership units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Operating Partnership units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that the Company's NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause the Company to repurchase its shares and Operating Partnership units (above the $50 million minimum), in an amount equal to the sum of (a) the amount available under the Company's share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and the Company's private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company's share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. During the three months ended March 31, 2022, the Company and the Operating Partnership did not repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the Brookfield Repurchase Agreement.

Oaktree Repurchase Agreement
On September 11, 2019, the board of directors of the Company, including a majority of the independent directors, adopted an arrangement with the Oaktree Investor (the "Oaktree Repurchase Agreement") to repurchase any shares of the Company’s Class I common stock that Oaktree Investor, an affiliate of the Oaktree Adviser, acquired prior to the breaking of escrow in the Initial Public Offering. The board of directors approved the Oaktree Repurchase Agreement in recognition of the Oaktree Investor’s intent to subscribe for shares of the Company’s Class I common stock in an amount such that, together with all other subscriptions for the Company’s common stock, the escrow minimum offering amount would be satisfied. As of December 6, 2019, the Company satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of such date, the escrow agent released gross proceeds of approximately $150.0 million (including approximately $86.9 million that was funded by the Oaktree Investor) to the Company in connection with the sale of shares of the Company’s common stock. Under the Oaktree Repurchase Agreement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the three months ended March 31, 2021, the Company repurchased 1,680,450 shares for $13.8 million from the Oaktree Investor. On July 31, 2021, the Company repurchased the remaining shares subject to the Oaktree Repurchase Agreement and there are no shares outstanding subject to the Oaktree Repurchase Agreement.
Option Investment Purchase Agreement
The Company entered into an Option Investments Purchase Agreement with Oaktree on November 2, 2021, pursuant to which Oaktree will have the right to purchase the Operating Partnership’s entire interest in four properties (Anzio Apartments, Arbors of Las Colinas, Two Liberty Center, and Lakes at West Covina), four real estate-related loan investments (IMC/AMC Bond Investment, 111 Montgomery, The Avery Senior Loan, The Avery Mezzanine Loan), and one real estate-related security investment (BX 2019 IMC G). Oaktree will have the right to purchase these investments for a period of 12 months following the earlier of (i) 18 months after November 2, 2021, the date of completion of the Adviser Transition, and (ii) the date on which the Company notifies Oaktree that it has issued in the aggregate $1 billion of our common stock to non-affiliates since November 2, 2021, at a price equal to the fair value of the applicable Option Investments, as determined in connection with the Company's most recently determined NAV immediately prior to the closing of such purchase. As of March 31, 2022, the conditions to commence the option period have not occurred.
Brookfield Subscription Agreement
On November 30, 2021, the Operating Partnership and the Brookfield Investor entered into a subscription agreement (the “Subscription Agreement”) pursuant to which the Brookfield Investor agreed to purchase up to $83 million in Class E OP Units upon the request of the general partner of the Operating Partnership, of which the Company is the sole member. The Class E OP Units purchased by the Brookfield Investor pursuant to the Subscription Agreement will not be subject to the Brookfield Repurchase Agreement. Pursuant to the Subscription Agreement, the general partner of the Operating Partnership, of which the Company is the sole member, has agreed to waive the twelve-month holding period set forth in Section 8.5(a) of the partnership agreement of the Operating Partnership with respect to Class E OP Units purchased by the Brookfield Investor pursuant to the Subscription Agreement. The Brookfield Investor will have the right to cause the Operating Partnership to redeem all or a portion of the Class E OP Units it purchases pursuant to the Subscription Agreement for, at the sole discretion of the general partner, shares of common stock, cash or a combination of both. On December 1, 2021, the Brookfield Investor was issued 3,756,480 Class E OP Units in exchange for $45 million. On January 3, 2022, the Brookfield Investor was issued 3,075,006 Class E OP Units in exchange for $38 million.

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
The Company has engaged Brookfield Properties, an affiliate of Brookfield, to provide operational services (including, without limitation, property management, construction and project management and leasing) and corporate support services (including, without limitation, accounting and administrative services) for the Company. For the three months ended March 31, 2022, the Company incurred $1,639,169 of expenses in connection with the services provided by Brookfield Properties. There were no services provided by Brookfield Properties to the Company for the three months ended March 31, 2021.
Captive Insurance Company
BPG Bermuda Insurance Limited ("BAM Insurance Captive"), an affiliate of Brookfield, provides multifamily property and liability insurance for certain of the Company's multifamily properties. For the three months ended March 31, 2022, the Company paid BAM Insurance Captive $45,262 for insurance premiums at six multifamily properties. There were no premiums paid to BAM Insurance Captive for the period ended March 31, 2021.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), an affiliate of Brookfield, provides title insurance for certain of our properties. Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company. For the three months ended March 31, 2022, the Company paid Horizon $151,074 for title services for six properties. There were no services provided by Horizon to the Company for the three months ended March 31, 2021.
Due to Affiliates
The following table details the components of due to affiliates:

	March 31, 2022	December 31, 2021
Accrued stockholder servicing fee	$18,613,189	$14,219,258
Stock repurchase payable to Oaktree Adviser for management and performance fees	—	6,682,115
Advanced organization and offering costs	14,320,728	12,022,148
Accrued performance fee	3,513,190	—
Accrued performance participation allocation	—	2,345,920
OP Units Distributions Payable	1,387,119	—
Accrued management fee	1,196,264	620,706
Total	$39,030,490	$35,890,147

11. Stockholders’ Equity and Redeemable Non-controlling Interests
Authorized Capital
On April 30, 2018, the SEC declared effective the Company’s registration statement on Form S-11 for the Previous Offering. On November 2, 2021, the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-255557) for the Current Offering of up to $6,000,000,000 in shares in its primary offering and up to $1,500,000,000 in shares pursuant to its distribution reinvestment plan. The Previous Offering terminated upon the commencement of the Current Offering. Pursuant to the Current Offering, the Company is offering to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company is also offering Class I, Class C and Class E shares in private offerings exempt from registration. Other than the differences in upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance fees, each class of common stock has the same economic and voting rights.

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	225,000,000	$0.01
Class S common stock	225,000,000	$0.01
Class D common stock	100,000,000	$0.01
Class C common stock	100,000,000	$0.01
Class E common stock	100,000,000	$0.00
Class I common stock	250,000,000	$0.01
	1,050,000,000

Common Stock
The following table details the movement in the Company's outstanding shares of common stock:

	Three months ended March 31, 2022
	Class S	Class I	Class C	Class E	Total
December 31, 2021	20,045,775	2,825,208	1,644,303	2,097,971	26,613,257
Common stock issued	4,512,735	1,080,373	1,834,972	391,437	7,819,517
Distribution reinvestment	157,884	17,049	—	31,949	206,882
Independent directors' restricted stock vested(1)	—	—	—	—	—
Common stock repurchased	(28,145)	(34,230)	—	—	(62,375)
March 31, 2022	24,688,249	3,888,400	3,479,275	2,521,357	34,577,281
As of March 31, 2022, no Class T or Class D shares had been issued.

Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code.
Each class of the Company's common stock receives the same aggregate gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee and management fees, which are deducted from the monthly distribution per share.

The following table details the net distribution for each of our share classes for three months ended March 31, 2022:

Declaration Date	Class S Shares	Class I Shares	Class C Shares	Class E Shares	Class T Shares	Class D Shares
January 28, 2022	$0.0459	$0.0546	$0.0547	$0.0676	$—	$—
March 1, 2022	0.0473	0.0552	0.0553	0.0683	—	—
March 30, 2022	0.0478	0.0568	0.0569	0.0703	—	—
Total	$0.1410	$0.1666	$0.1669	$0.2062	$—	$—
As of March 31, 2022, no Class T or Class D shares had been issued.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. During the three months ended March 31, 2022 and 2021, the Company reinvested $2.6 million and $0.9 million of distributions for 206,882 and 89,013 shares of common stock, respectively.

Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purpose. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and carry a 12.5% annual dividend payable annually. As of March 31, 2022, there were $375,000 of preferred non-voting shares outstanding.

Redeemable Non-controlling Interest
The Brookfield Investor holds Class E OP Units in connection with its contribution of certain properties on November 2, 2021, and subsequent cash contributions to the Operating Partnership. Because the Brookfield Investor has the ability to redeem its Class E OP Units for Class E shares or cash, subject to certain restrictions, the Company has classified these Class E OP Units as Redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The Redeemable Non-controlling Interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at March 31, 2022, the Company recorded an allocation adjustment of $20.9 million between Additional paid-in capital and Redeemable non-controlling interest.
The following table summarizes the Redeemable non-controlling interest activity for the quarter ended March 31, 2022. There were no Redeemable non-controlling interests for the quarter ended March 31, 2021:

March 31, 2022
Balance at beginning of the year	$200,085,855
Limited Partner Asset Contributions	—
Limited Partner Cash Contribution	38,000,000
2021 Advisor Performance Participation Fee	2,345,920
Repurchases	—
GAAP Income Allocation	(975,024)
Distributions	(4,022,084)
Distributions Reinvested	3,507,671
Fair Value Allocation	20,870,838
Balance at the end of the quarter	$259,813,176

Share Repurchase Plan
The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 98% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify or suspend the share repurchase plan.
During the three months ended March 31, 2022 and 2021, the Company repurchased 62,375 and 194,556 shares of common stock representing a total of $0.8 million and $2.0 million, respectively. During the three months ended March 31, 2022 and 2021, the Company repurchased 0 and 1,380,450 shares of common stock representing a total of $0 and $13.8 million, respectively, from the Oaktree Investor pursuant to the Oaktree Repurchase Agreement. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2022 and 2021.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
13. Leases
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, office, logistics and alternatives properties. Leases at the Company’s office, logistics and certain alternatives properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its office, logistics and certain alternatives properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily and single-family rental properties primarily consist of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities.
The following table details the components of operating lease income from leases in which the Company is the lessor:

	Three Months Ended March 31,
	2022	2021
Fixed lease payments	$20,253,187	$6,850,110
Variable lease payments	1,406,975	380,938
Total rental revenues	$21,660,162	$7,231,048
The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, alternative, and office properties as of March 31, 2022. The table below excludes our multifamily and single family rental properties as substantially all leases are shorter term in nature.

Year	Future Minimum Rents
2022 (remaining)	$23,494,525
2023	31,000,613
2024	28,022,915
2025	26,894,354
2026	24,232,189
Thereafter	162,620,901
Total	$296,265,497

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

The following table sets forth the total assets by segment:

	March 31, 2022	December 31, 2021
Multifamily	$817,407,750	$583,308,458
Office	126,468,508	126,966,165
Logistics	111,865,465	74,038,737
Alternatives	373,467,764	332,796,506
Investments in unconsolidated entities	104,778,146	129,671,086
Real estate-related loans and securities	50,530,208	55,074,378
Other (Corporate)	100,743,399	72,858,109
Total assets	$1,685,261,240	$1,374,713,439

The following table sets forth the financial results by segment for the three months ended March 31, 2022:

	Multifamily	Office	Logistics	Alternatives	Investments in unconsolidated entities	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$12,163,535	$3,202,721	$1,299,106	$4,994,800	$—	$—	$21,660,162
Other revenues	1,693,376	180,384	12	18,820	—	—	1,892,592
Total revenues	13,856,911	3,383,105	1,299,118	5,013,620	—	—	23,552,754

Expenses:
Rental property operating	5,382,043	1,329,575	510,537	687,563	12,702	—	7,922,420
Total expenses	5,382,043	1,329,575	510,537	687,563	12,702	—	7,922,420
Segment net operating income	$8,474,868	$2,053,530	$788,581	$4,326,057	$(12,702)	$—	$15,630,334

Income from real estate-related loans and securities	$—	$—	$—	$—	$—	$1,070,707	$1,070,707
Realized gain on real estate investments	—	—	—	—	—	668,760	668,760
Unrealized gain (loss) on investments	—	—	—	—	6,960,632	(169,708)	6,790,924
Depreciation and amortization	8,182,256	1,691,123	911,277	2,410,535	—	—	13,195,191
General and administrative expenses							1,990,188
Management fee							1,196,264
Performance fee							3,513,191
Interest expense							6,723,096
Net loss							(2,457,205)
Net income attributable to non-controlling interests in third party joint ventures							(5,800)
Net loss attributable to redeemable non-controlling interests							975,024
Net loss attributable to stockholders							$(1,487,981)

The following table sets forth the financial results by segment for the three months ended March 31, 2021:

	Multifamily	Office		Real estate-related loans and securities		Total
Revenues:
Rental revenues	$4,241,407	$2,989,641		$—		$7,231,048
Other revenues	278,251	103,194		—		381,445
Total revenues	4,519,658	3,092,835		—		7,612,493

Expenses:
Rental property operating	1,996,526	1,318,500		—		3,315,026
Total expenses	1,996,526	1,318,500		—		3,315,026
Segment net operating income	$2,523,132	$1,774,335	$—	$—	$—	$4,297,467

Income from real estate-related loans and securities	$—	$—		$1,202,332		$1,202,332
Realized gain on real estate investments	—	—		980,665		980,665
Unrealized gain (loss) on investments	393,225	—		(405,652)		(12,427)
Depreciation and amortization	2,584,149	1,740,337		—		4,324,486
General and administrative expenses						1,015,798
Management fee						554,049
Performance fee						573,823
Interest expense						1,372,457
Net loss						(1,372,576)
Net income attributable to non-controlling interests						125,278
Net loss attributable to stockholders						$(1,247,298)
15. Subsequent Events

The Company has evaluated events from March 31, 2022, through the date the financial statements were issued.
Acquisitions
•The Company acquired one multifamily property for $158.0 million, exclusive of closing costs.
Status of the Offering
As of May 16, 2022, the Company had sold an aggregate of 42,119,650 shares of its common stock (consisting of 28,424,980 Class S shares, 4,630,988 Class I shares, 6,335,034 Class C shares and 2,728,648 Class E shares) in the Offering resulting in net proceeds of $477,022,420 to the Company as payment for such shares.

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
Forward-Looking Statements
Statements contained in this Form 10-Q that are not historical facts are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and under Part II, Item 1A. Risk Factors in this Form 10-Q and elsewhere in this Form 10-Q, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.
Overview
We are a Maryland corporation formed on July 27, 2017 to invest in commercial real estate assets. We invest primarily in high-quality real estate properties in desirable locations – primarily income-producing U.S. commercial real estate with upside potential through active asset management. We also invest in real estate-related debt and real estate-related securities to provide current income and superior risk-adjusted returns.
We are externally managed by Brookfield REIT Adviser LLC (the "Adviser"), an affiliate of Brookfield Asset Management Inc. (together with its affiliates, "Brookfield"). We are structured as an as an umbrella partnership real estate investment trust, which means that we own substantially all of our assets through our operating partnership, Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”), of which we are the sole general partner.
On April 30, 2018, the Securities and Exchange Commission (the “SEC”), initially declared effective our registration statement on Form S-11 (File No. 333-223022) for our initial public offering of up to $2.0 billion in shares of our common stock (the “Initial Public Offering”). On November 2, 2021, the SEC declared effective our registration statement on Form S-11 (File No. 333-255557) for our follow-on public offering of up to $7.5 billion in shares of our common stock in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock (the “Follow-On Public Offering”). The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Initial Public Offering terminated upon the commencement of the Follow-On Public Offering.
In addition to the Follow-On Public Offering, we are conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. We are also offering Class E shares to Brookfield and certain of its affiliates in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2).
We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019, and we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of March 31, 2022, we owned and operated 18 investments in real estate and held investments in one unconsolidated real estate interest, four real estate-related loans, and three short-term real estate-related debt securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally (including the COVID-19 pandemic), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related loans.

As of March 31, 2022, our portfolio was invested 95% in real property, 3% in real estate-related debt, and 2% in cash and cash equivalents, and our real property investments were split between multifamily (51%), alternatives (22%), office (20%), and logistics (7%).

Q1 2022 Highlights

Operating and Capital Raising Results:
•Year-to-date total returns through March 31, 2022, excluding upfront selling commissions, of 6.13% for Class S shares and 6.56% for Class I shares.1 Total return is calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period.
•Raised $97.5 million of gross proceeds from the sale of our common stock during the three months ended March 31, 2022.
•In March 2022, declared net distributions per share of $0.0478 for Class S and $0.0568 for Class I shares, resulting in annualized distribution rates of 4.43% for Class S and 5.25% for Class I shares as of March 31, 2022.(1)
•Reinvested distributions of $2.6 million during the three months ended March 31, 2022.
Investments and Dispositions:
•Closed on property acquisitions with an aggregate purchase price of $303.0 million during the three months ended March 31, 2022, including:
◦Two multifamily properties for a total purchase price of $226.0 million, excluding closing costs.
◦Two logistics assets for a total purchase price of $38.2 million, excluding closing costs.
◦148 single-family rental properties for total purchase price of $38.8 million, excluding closing costs.
Financings:
•In March 2022, we closed on a term loan secured by five multifamily properties for $372.8 million (the "Secured Multifamily Term Loan"). The Secured Multifamily Term Loan has a term of five years and incurs interest at a rate of SOFR + 1.70%. In connection with the financing, we repaid $256.9 million of borrowings on the Secured Credit Facility.
•In March 2022, we closed on a $212.2 million mortgage loan secured by DreamWorks Animation Studios. The mortgage loan has a term of seven years and incurs interest at a fixed rate of 3.20%. In connection with the financing, we repaid the existing $214.8 million mortgage loan.
•In March 2022, we increased the capacity of the Secured Credit Facility by $100.0 million, for a total capacity of $500.0 million.

(1) Class S and Class I are the publicly offered classes with shares outstanding as of March 31, 2022.

Portfolio
The following table provides information regarding our portfolio of real properties as of March 31, 2022:

Investment(1)	Location	Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet / Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Multifamily	Apr-19	90.0%	$59.2	448	98%
Arbors of Las Colinas	Dallas, TX	Multifamily	Dec-20	90.0%	63.5	408	99%
1110 Key Federal Hill	Baltimore, MD	Multifamily	Sep-21	100.0%	73.6	224	97%
Domain	Orlando, FL	Multifamily	Nov-21	100.0%	74.1	324	99%
The Burnham	Nashville, TN	Multifamily	Nov-21	100.0%	129.0	328	64%
Flats on Front	Wilmington , NC	Multifamily	Dec-21	100.0%	97.5	273	92%
Verso Apartments	Beaverton, OR	Multifamily	Dec-21	100.0%	74.0	172	97%
2626 South Side Flats	Pittsburgh, PA	Multifamily	Jan-22	100.0%	90.0	264	85%
The Parker	Alexandria, VA	Multifamily	Mar-22	100.0%	136.0	360	96%
Two Liberty Center	Arlington, VA	Office	Aug-19	96.5%	91.2	179,000	97%
Lakes at West Covina	Los Angeles, CA	Office	Feb-20	95.0%	41.0	177,000	89%
Principal Place(5)	London, UK	Office	Nov-21	20.0%	99.8	644,000	100%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	Nov-21	100.0%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	Nov-21	100.0%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	Nov-21	100.0%	27.3	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	Feb-22	100.0%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	Feb-22	100.0%	28.8	300,000	100%
DreamWorks Animation Studios	Glendale, CA	Alternatives	Dec-21	100.0%	326.5	497,000	100%
Single Family Rental Portfolio	Various	Alternatives	Various	100.0%	42.7	162	100%
Total					$1,507.8

(1)	Investments in real properties includes our consolidated property investments and our unconsolidated investment in Principal Place.
(2)	The joint venture agreements entered into by the Company provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.
(3)	Purchase price excludes acquisition costs.
(4)
Occupancy rates as of March 31, 2022. For our multifamily investments, occupancy represents the percentage of all leased units divided by the total available units as of the date indicated. For our office and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of the date indicated.

(5)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.

Subsequent to March 31, 2022, we acquired one multifamily property for a total purchase price of $158.0 million, excluding closing costs.

Investments in Real Estate-Related Loans and Securities
The following table details our investments in real estate-related loans as of March 31, 2022:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000,000	$(142,536)	$24,857,464
111 Montgomery(2)	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2024	Principal due at maturity	1,012,452	(71,091)	941,361
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2024	Principal due at maturity	6,771,573	(50,131)	6,721,442
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2024	Principal due at maturity	1,620,013	(11,245)	1,608,768
					$34,404,038	$(275,003)	$34,129,035

(1)	The term "L" refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of March 31, 2022, one-month LIBOR was equal to 0.45%.
(2)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

The following table details our investments in real estate-related securities as of March 31, 2022:

Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	3	L+4.2%	September 2030	$16,600,000	$15,372,730	$16,401,173
Total investments in real estate-related securities				$16,600,000	$15,372,730	$16,401,173

(1)
The term "L" refers to the one-month US dollar-denominated LIBOR. As of March 31, 2022, one-month LIBOR was equal to 0.45%. Fixed rate CMBS real estate loans are reflected as a spread over the relevant floating benchmark rates for purposes of the weighted-averages.

(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.

Lease Expirations
The following table details the expiring leases at our office and logistics properties by annualized base rent and square footage as of March 31, 2022. The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Approximate Gross Leasable Square Footage of Expiring Leases	% of Total Square Feet Expiring
2022	10	$1,267,141	2%	24,674	4%
2023	12	3,571,457	5%	84,775	10%
2024	6	501,779	3%	52,525	1%
2025	15	3,198,095	7%	110,309	9%
2026	6	2,707,056	6%	91,650	8%
2027	2	1,010,895	3%	53,206	3%
2028	4	1,056,559	2%	31,362	3%
2029	3	1,384,241	5%	85,362	4%
2030	2	404,898	3%	42,716	1%
2031	3	295,058	3%	38,144	1%
Thereafter	3	20,533,522	61%	970,902	56%
Total	66	$35,930,701	100%	1,585,625	100%

(1)
Annualized base rent is determined from the annualized March 31, 2022 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

COVID-19 Pandemic
With the increased availability and distribution of vaccines and therapeutics against COVID-19, the macroeconomic outlook has improved with the return of more favorable economic conditions, including the removal of occupancy restrictions and government-mandated closures in the markets in which we operate. However, uncertainty remains in the near-term surrounding risks of new economic restrictions and general uncertainty surrounding supply chains, disrupted travel, impacted social conditions and the labor markets. The extent to which future developments may impact the global economy and our business are highly uncertain and cannot be predicted.

Results of Operations
The following table sets forth information regarding our consolidated results of operations:

	For the Three Months Ended		Change
	March 31, 2022	March 31, 2021	$
Revenues
Rental revenues	$21,660,162	$7,231,048	$14,429,114
Other revenues	1,892,592	381,445	1,511,147
Total revenues	23,552,754	7,612,493	15,940,261
Expenses
Rental property operating	7,922,420	3,315,026	4,607,394
General and administrative	1,990,188	1,015,798	974,390
Organizational expenses	—	—	—
Management fee	1,196,264	554,049	642,215
Performance fee	3,513,191	573,823	2,939,368
Depreciation and amortization	13,195,191	4,324,486	8,870,705
Total expenses	27,817,254	9,783,182	18,034,072
Other income (expense)
Income from real estate-related loans and securities	1,070,707	1,202,332	(131,625)
Interest expense	(6,723,096)	(1,372,457)	(5,350,639)
Realized gain on real estate investments, net	668,760	980,665	(311,905)
Unrealized gain (loss) on investments, net	6,790,924	(12,427)	6,803,351
Total other income (expense)	1,807,295	798,113	1,009,182
Net loss	$(2,457,205)	$(1,372,576)	$(1,084,629)
Net (income) loss attributable to non-controlling interests in third party joint ventures	$(5,800)	$125,278	$(131,078)
Net loss attributable to redeemable non-controlling interests	975,024	—	975,024
Net loss attributable to Brookfield REIT stockholders	$(1,487,981)	$(1,247,298)	$(240,683)
Per common share data:
Net loss per share of common stock - basic and diluted	$(0.05)	$(0.06)	$0.01
Weighted average number of shares outstanding - basic and diluted	31,696,217	21,277,332	$10,418,885
Revenues
Revenues primarily consist of base rent arising from tenant leases at our multifamily, office, logistics and alternatives properties. Revenues increased $15.9 million to $23.6 million for the three months ended March 31, 2022. The increase is due to the significant acquisition activity and growth of the portfolio since March 31, 2021. We owned 18 consolidated investments as of March 31, 2022, compared to five consolidated investments as of March 31, 2021. The components of revenue during these periods are as follows ($ in millions):

	For the Three Months Ended		Change
	March 31, 2022	March 31, 2021	$
Rental revenue	$19.8	$6.8	$13.0
Tenant reimbursements	1.9	0.4	1.5
Ancillary income and fees	1.9	0.4	1.5
Total revenue	$23.6	$7.6	$16.0

Rental Property Operating Expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. Rental property operating expenses increased $4.6 million during the three months ended March 31, 2022 to $7.9 million compared to $3.3 million during the three months ended March 31, 2021. The increase is attributable to the increase in the portfolio size as described above.

General and Administrative Expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the three months ended March 31, 2022, general and administrative expenses were $2.0 million as compared to $1.0 million during the three months ended March 31, 2021. The increase of $1.0 million is primarily due to the increase in the size of the portfolio as described above.
Management Fee
Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the three months ended March 31, 2022, management fees were $1.2 million as compared to $0.6 million during the three months ended March 31, 2021. Management fees are calculated based on our aggregate NAV and paid monthly. The increase in the current period was due to the growth of our NAV.
Performance Fee
During the three months ended March 31, 2022, accrued performance fees were $3.5 million as compared to $0.6 million during the three months ended March 31, 2021. The performance fee is accrued monthly and becomes payable to the Adviser at the end of each calendar year. Performance fees are calculated based on our total return and incorporate our aggregate NAV at the end of the period. The increase in the current period was primarily the result of our increased NAV and a higher total return for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Depreciation and Amortization
During the three months ended March 31, 2022, depreciation and amortization increased $8.9 million compared to the three months ended March 31, 2021. The increase was driven by the growth in our portfolio, which increased from five consolidated investments as of March 31, 2021 to 18 consolidated investments as of March 31, 2022.
Income from Real Estate-Related Loans and Securities
During the three months ended March 31, 2022 and 2021, interest income from real estate-related loans and securities was $1.1 million and $1.2 million, respectively. The $0.1 million decrease in interest income was driven by the sale of one real estate-related loan and seven real estate-related securities, offset slightly by the acquisitions of two real estate-related securities during the period March 31, 2021 to March 31, 2022.
Interest Expense
Interest expense is primarily related to interest payable on our property mortgage loans. Interest expense increased to $6.7 million for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021. The increase is primarily the result of the increase in the portfolio size as described above as well as increases to LIBOR and SOFR for our variable rate debt.
Realized Gains on Investments
In March 2022, one of our CMBS investments was settled for $3.1 million and we recognized a realized gain of $0.7 million. During the three months ended March 31, 2021, we sold an aggregate of $3.9 million of CMBS for $4.9 million and recognized a gain of $1.0 million.
Unrealized Gains and Losses on Investments
Unrealized gains on investments consists of changes in the fair value of investments in real estate-related securities and investments in unconsolidated entities. During the three months ended March 31, 2022, we recognized an unrealized gain of $6.8 million. The increase is primarily attributable to investments in unconsolidated entities.
Net (Income) Loss Attributable to Non-Controlling Interests in Third Party Joint Ventures
Net (income) loss attributable to non-controlling interests in third party joint ventures was $(0.01) million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The (income) loss is allocable to the interests held by our third party joint venture partners in certain properties.
Net Gain Attributable to Non-Controlling Interests in Brookfield REIT OP LP
The $1.0 million net gain attributable to non-controlling interests in Brookfield REIT OP LP is related to gains allocable to the interests held in the Operating Partnership by parties other than the Company.

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
For the four consecutive quarters ended March 31, 2022, our Total Operating Expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in an increased performance fees, our independent directors determined that the excess expenses were justified.
Liquidity and Capital Resources
Our primary needs for liquidity are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay operating expenses, fund capital expenditures, repay indebtedness, and pay debt service on our outstanding indebtedness. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, management and performance fees we pay to the Adviser (to the extent the Adviser elects to receive such fees in cash) and general corporate expenses.
Our cash needs for acquisitions and other capital investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. Other potential future sources of capital include secured or unsecured financings from banks and other lenders and proceeds from the sale of assets. As of March 31, 2022, we have $407.2 million of undrawn available capacity on our Secured Credit Facility and $75.0 million of undrawn available capacity on our Affiliate Line of Credit. During the three months ended March 31, 2022, we received $97.5 million of proceeds from the sale of share of our common stock and repurchased $0.8 million in shares of our common stock under our share repurchase plan.
We continue to believe that our current liquidity position is sufficient to meet the need of our expected investment activity.
The following table is a summary of our indebtedness as of March 31, 2022:

Indebtedness	Interest Rate(1)	Maturity Date	Maximum Facility Size	Principal Balance Outstanding
Anzio Apartments mortgage loan	L+1.59%	May 2029		$44,400,000
Two Liberty Center mortgage loan	L+1.50%	August 2024		62,085,155
Lakes at West Covina mortgage loan	L+1.55%	February 2025		25,603,855
Arbors of Las Colinas mortgage loan	SOFR+2.24%	January 2031		45,950,000
1110 Key Federal Hill mortgage loan	2.34%	October 2028		51,520,000
Domain mortgage loan	SOFR+1.50%	December 2026		48,700,000
DreamWorks Animation Studios mortgage loan	3.20%	March 2029		212,200,000
Secured Multifamily Term Loan(2)	SOFR+1.70%	March 2025		372,760,000
Secured Credit Facility(2)	L + 1.95%	November 2022	$500,000,000	92,803,618
Affiliate Line of Credit	L + 2.25%	November 2022	$125,000,000	50,000,000
Total Indebtedness				$1,006,022,628

(1)
The term "L" refers to the one-month US dollar-denominated LIBOR. As of March 31, 2022, one-month LIBOR was equal to 0.45%. The term "SOFR" refers to the Secured Overnight Financing Rate. As of March 31, 2022, SOFR was 0.29%.

(2)
As of March 31, 2022, borrowings on the Secured Multifamily Term Loan are secured by The Burnham, Flats on Front, Verso Apartments, 2626 South Side Flats and The Parker. The Secured Multifamily Term Loan matures on March 21, 2025 and has two one-year extension options to March 21, 2026 and March 31, 2027, subject to certain conditions.

(3)
As of March 31, 2022, borrowings on the Secured Credit Facility are secured by the following properties: 8400 Westphalia Road, 6123-6227 Monroe Court, McLane Distribution Center, 2003 Beaver Road, 187 Bartram Parkway and certain properties in the Single Family Rental Portfolio. The facility has a one-year extension option to November 9, 2023, subject to certain conditions.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Net cash provided by operating activities	$10,457,591	$2,381,695
Net cash used in investing activities	(307,451,549)	(13,247,724)
Net cash provided by financing activities	331,851,680	5,754,269
Net change in cash and cash equivalents and restricted cash	$34,857,722	$(5,111,760)

Cash flows provided by operating activities increased $8.1 million for the three months ended March 31, 2022, compared to the corresponding period in 2021 due to increased cash flows from the operations of our properties and income from our investments in real estate-related debt. The increase was primarily due to property acquisitions during the period. As of March 31, 2022, we owned 18 consolidated properties, compared to five properties as of March 31, 2021.
Cash flows used in investing activities increased $294.2 million for the three months ended March 31, 2022, compared to the corresponding period in 2021. The increase was primarily due to the acquisition of four real estate properties and 148 single-family rental properties during the three months ended March 31, 2022.
Cash flows provided by financing activities increased $326.1 million for the three months ended March 31, 2022, compared to the corresponding period in 2021. The increase is primarily due to borrowings from mortgage loans and credit facilities and increased proceeds from the sale of common stock.

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of March 31, 2022:

Components of NAV	March 31, 2022
Investments in real properties	$1,523,926,630
Investments in real estate-related loans and securities	50,931,334
Investments in unconsolidated entities	104,778,146
Cash and cash equivalents	45,978,238
Restricted cash	49,663,098
Other assets	25,772,014
Debt obligations	(998,754,750)
Accrued performance fee	(3,513,191)
Accrued stockholder servicing fees(1)	(221,574)
Management fee payable	(1,195,516)
Dividend payable	(3,165,832)
Subscriptions received in advance	(43,215,592)
Other liabilities	(17,015,775)
Non-controlling interests in joint ventures	(18,193,056)
Net asset value	$715,774,174
Number of shares/units outstanding	54,308,699

(1)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of March 31, 2022, we have accrued under GAAP approximately $18.6 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2022:

NAV Per Share/Unit	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares(1)	Class E Shares(1)	Third-party Operating Partnership Units(2)	Total
Net asset value	$322,679,722	$51,071,996	$—	$—	$45,123,609	$33,640,208	$263,258,639	$715,774,174
Number of shares/units outstanding	24,688,249	3,888,400	—	—	3,479,275	2,521,357	19,731,418	54,308,699
NAV Per Share/Unit as of March 31, 2022	$13.0702	$13.1344	$—	$—	$12.9693	$13.3421	$13.3421

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes the partnership interests of the Operating Partnership held by parties other than the Company.
As of March 31, 2022, no Class T or Class D shares had been issued.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2022 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.1%	4.8%
Office	7.7%	6.7%
Logistics	5.9%	5.0%
Alternatives	5.0%	4.8%

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Office Investment Values	Logistics Investment Values	Alternatives Investment Values
Discount Rate	.25% decrease	2.5%	3.9%	3.1%	4.0%
(weighted average)	.25% increase	(2.4)%	(3.7)%	(3.3)%	(3.8)%
Exit Capitalization Rate	.25% decrease	5.4%	5.1%	5.9%	7.5%
(weighted average)	.25% increase	(4.6)%	(4.4)%	(5.1)%	(6.1)%

The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines, and our unconsolidated interest in Principal Place.

The following table reconciles Stockholders' Equity per our Consolidated Balance Sheets to our NAV:

Reconciliation of Stockholders' Equity to NAV	March 31, 2022
Stockholders' equity under U.S. GAAP	$292,296,907
Redeemable non-controlling interest	259,813,176
Total partners' capital of Operating Partnership under GAAP	552,110,083
Adjustments:
Accrued stockholder servicing fee	221,574
Deferred rent	(657,021)
Organizational and offering costs	30,847,060
Selling commissions and dealer manager fees	1,195,412
Unrealized net real estate appreciation	82,975,137
Accumulated amortization of discount	(976,304)
Accumulated depreciation and amortization	50,058,233
NAV	$715,774,174
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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Net income (loss) attributable to stockholders and redeemable non-controlling interests	$(1,487,981)	$(1,247,298)
Adjustments to arrive at FFO:
Depreciation and amortization	13,195,191	4,324,486
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(82,124)	(331,360)
FFO attributable to stockholders and redeemable non-controlling interests	$11,625,086	$2,745,828
Adjustments to arrive at AFFO:
Straight-line rental income	(657,021)	(10,392)
Amortization of above and below market lease intangibles	270,423	57,174
Amortization of mortgage premium/discount	(21,064)	(21,065)
Amortization of restricted stock awards	80,625	17,856
Unrealized (gain) loss from changes in fair value of financial instruments(1)	(6,790,924)	12,427
Non-cash performance fee and performance participation allocation	3,513,191	573,823
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	1,173	126
AFFO attributable to stockholders and redeemable non-controlling interests	8,021,489	3,375,777
Adjustments to arrive at FAD:
Realized gain on real estate-related loans and securities	(668,760)	(980,665)
Non-cash management fee	1,196,264	554,049
Stockholder servicing fees	(584,640)	(301,190)
FAD attributable to stockholders and redeemable non-controlling interests	$7,964,353	$2,647,971

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
The following table details the net distribution for each of our share classes for three months ended March 31, 2022:

Declaration Date	Class S Shares	Class I Shares	Class C Shares	Class E Shares	Class T Shares	Class D Shares
January 28, 2022	$0.0459	$0.0546	$0.0547	$0.0676	$—	$—
March 1, 2022	0.0473	0.0552	0.0553	0.0683	—	—
March 30, 2022	0.0478	0.0568	0.0569	0.0703	—	—
Total	$0.1410	$0.1666	$0.1669	$0.2062	$—	$—

As of March 31, 2022, no Class T or Class D shares had been issued.

The following table summarizes our distributions declared during the three months ended March 31, 2022 and 2021:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$2,226,036	46%	$1,413,428	60%
Reinvested in shares	2,575,301	54%	933,573	40%
Total distributions	$4,801,337	100%	$2,347,001	100%

Sources of Distributions
Cash flows from operating activities from current period	$4,801,337	100%	$2,347,001	100%
Total sources of distributions	$4,801,337	100%	$2,347,001	100%

Cash flows from operating activities	$10,457,591		$2,381,695
Funds from Operations	$11,625,086		$2,745,828

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
Please refer to Note 2 “Summary of Significant Accounting Policies” to our financial statements in this quarterly report on Form 10-Q for a summary of our critical accounting policies.
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
Recent Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies” to our financial statements in this quarterly report on Form 10-Q for a discussion concerning recent accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we are exposed to credit, market and currency risk.
Market Risk
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
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2022, the outstanding principal balance of our variable rate indebtedness was $742.3 million and consisted of mortgage loans, our Secured Credit Facility and our Affiliate Line of Credit.
Certain of our mortgage loans and other indebtedness are variable rate and are indexed to the one-month U.S. Dollar denominated LIBOR and the U.S. Dollar denominated daily simple SOFR (collectively, the "Reference Rates). For the three months ended March 31, 2022, a 10% increase in the Reference Rates would have resulted in increased interest expense of $0.04 million.
Investments in Real Estate-Related Loans and Securities
As of March 31, 2022, we held $50.5 million of investments in four real estate-related loans and three CMBS. Our investments are floating-rate and indexed to one-month U.S. denominated LIBOR and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three months ended March 31, 2022, a 10% increase or decrease in the one-month U.S. Dollar denominated LIBOR rate would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.04 million.
We may also be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. We seek to manage our exposure market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of March 31, 2022, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $2.6 million.
Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar ("USD"). We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. As of March 31, 2022, we have one foreign exchange derivative with a notional hedged amount of £73.3 million GBP.
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

LIBOR Transition
The Financial Conduct Authority (the “FCA”) in the United Kingdom ceased compelling banks to submit rates for the calculation of LIBOR in 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to LIBOR in derivatives and other financial contracts. In November 2020, the ICE Benchmark Administration Limited, the benchmark administrator for USD LIBOR rates, proposed extending the publication of certain commonly-used USD LIBOR settings until June 30, 2023 and the FCA issued a statement supporting such proposal. It is not possible to predict the effect of these changes, including when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
During the three months ended March 31, 2022, we sold equity securities that were not registered under the Securities Act. As described in Note 10 to our Consolidated Financial Statements, the Adviser is entitled to an annual management fee payable monthly in cash or shares of common stock, in each case at the Adviser's election. For each of the three months ended March 31, 2022, the Adviser elected to receive its management fees in Class E shares and in May 2022 we issued 91,349 unregistered Class E shares to the Adviser in satisfaction of the management fee for January 2022 through March 2022. These shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Adviser was made pursuant to Section 4(a)(2) of the Securities Act.
We have also sold Class I and Class C shares in private offerings to feeder vehicles that offer interests in such feeder vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. For the three months ended March 31, 2022, we received $8.9 million from selling 706,154 unregistered Class I shares and $22.8 million from the sale of 1,834,9720 unregistered Class C shares.
We have also sold Class E shares to Brookfield and certain of its affiliates in one or more private offerings. The offer and sale of Class E shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2). For the three months ended March 31, 2022, we received $4.3 million from selling 342,128 unregistered Class E shares to affiliates of Brookfield.
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
We and the Operating Partnership have also entered into a repurchase arrangement with the Brookfield Investor (the "Brookfield Repurchase Agreement") pursuant to which we and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating Partnership units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Operating Partnership units that it receives in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) the date that is the third anniversary of the date of this prospectus. Following such date, the Brookfield Investor may cause us to repurchase its shares and Operating Partnership units (above the $50 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from this offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. For the year ended December 31, 2021, the Company and the Operating Partnership did not repurchase any shares or Operating Partnership units as part of the Brookfield Repurchase Agreement.
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
During the three months ended March 31, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of Shares Outstanding	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
January 2022	11,913	0.04%	$12.4702	11,913	—
February 2022	2,706	0.01%	$12.5758	2,706	—
March 2022	47,755	0.14%	$12.9723	47,755	—
Total	62,374			62,374

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Amendment to Brookfield Investor Repurchase Arrangement
On May 13, 2022, the Board approved an amendment to the Brookfield Share/OP Unit Repurchase Arrangement, by and among the Company, the Operating Partnership and Brookfield (the “Repurchase Arrangement”) in order to clarify that the Repurchase Arrangement shall not apply to shares of the Company’s common stock or units of the Operating Partnership held by affiliates of Brookfield that are feeder vehicles primarily created to hold Class I and Class C shares of common stock of the Company that offers interests in such feeder vehicles to non-U.S. persons.
The foregoing description of the Repurchase Arrangement is a summary only and is qualified in all respects by the provisions of the Repurchase Arrangement, a copy of which is attached hereto as Exhibit 4.1 and is incorporated herein by reference.
Amendment to Distribution Reinvestment Plan
On May 13, 2022, the Board approved an amendment and restatement of the Company’s distribution reinvestment plan (the “Distribution Reinvestment Plan”) that, among other changes, allows stockholders who purchase shares of common stock pursuant to a private placement to elect to participate in the distribution reinvestment plan. The amendments to the Distribution Reinvestment Plan will be effective immediately.
The foregoing description of the Distribution Reinvestment Plan is a summary only and is qualified in all respects by the provisions of the Distribution Reinvestment Plan, a copy of which is attached hereto as Exhibit 4.2 and is incorporated herein by reference.
Amendment to Share Repurchase Plan
On May 13, 2022, the Board approved an amendment to the Company's share repurchase plan (the “Share Repurchase Plan”) to clarify that the one-year holding period for the early repurchase deduction payable with respect to shares that have not been outstanding for at least one year will be measured as of the subscription closing date immediately following the prospective repurchase date.
The foregoing description of the Share Repurchase Plan is a summary only and is qualified in all respects by the provisions of the Share Repurchase Plan, a copy of which is attached hereto as Exhibit 4.3 and is incorporated herein by reference.
Amended Valuation Guidelines
On May 13, 2022, the Board approved certain amendments to the Company’s valuation guidelines in order to reflect that the Company has engaged an independent third-party valuation provider to prepare monthly valuations of the Company’s property-level debt liabilities.

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1	Third Articles of Amendment of Brookfield Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on January 10, 2022 and incorporated herein by reference)

4.1*	Brookfield Share/OP Unit Repurchase Arrangement
4.2*	Distribution Reinvestment Plan

4.3*	Share Repurchase Plan

10.1
Amended and Restated Advisory Agreement, dated March 21, 2022, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 25, 2022 and incorporated herein by reference)

10.2
Third Amended and Restated Limited Partnership Agreement of Brookfield REIT Operating Partnership L.P. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 25, 2022 and incorporated herein by reference)

10.3**
Amendment No. 1 to Option Investments Sub-Advisory Agreement, dated March 21, 2022, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P., Brookfield REIT Adviser LLC and Oaktree Fund Advisors, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on March 25, 2022 and incorporated herein by reference)

10.4	Independent Director Compensation Policy (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on March 25, 2022 and incorporated herein by reference)

10.5	Form of Restricted Stock Award Agreement (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on March 25, 2022 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
*	Filed herewith.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

Brookfield Real Estate Income Trust Inc.

May 16, 2022	/s/ Zachary B. Vaughan
Date	Zachary B. Vaughan
Chief Executive Officer
(Principal Executive Officer)

May 16, 2022	/s/ Dana E. Petitto
Date	Dana E. Petitto
Chief Financial Officer
(Principal Financial Officer)

May 16, 2022	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Accounting Officer
(Principal Accounting Officer)