Form 10-Q
period 2022-06-30
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2022-08-12
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	X	Smaller reporting company	X

		Emerging growth company	X
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock as of July 31, 2022 was 77,973,917, consisting of 36,582,759 Class I shares, par value $0.01 per share, 30,537,448 Class S shares, par value $0.01 per share, 7,888,180 Class C shares, par value $0.01 per share, 2,180 Class D shares, par value $0.01 per share, and 2,963,350 Class E shares, no par value per share.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021
Assets
Investments in real estate, net	$1,567,875,163	$1,065,758,310
Investments in real estate-related loans and securities, net	123,383,065	55,074,378
Investments in unconsolidated entities	96,119,013	129,671,086
Intangible assets, net	48,831,204	49,151,909
Cash and cash equivalents	93,577,056	29,988,565
Restricted cash	85,833,626	30,795,049
Accounts and other receivables, net	6,654,222	3,756,111
Other assets	28,437,393	10,518,031
Total Assets	$2,050,710,742	$1,374,713,439
Liabilities and Equity
Mortgage loans and secured credit facility, net	$1,095,681,190	$733,793,220
Unsecured revolving credit facility	—	105,000,000
Due to affiliates	47,603,179	35,890,147
Intangible liabilities, net	28,153,354	28,384,385
Accounts payable, accrued expenses and other liabilities (include stock based compensation)	30,736,345	16,223,191
Subscriptions received in advance	77,634,769	24,380,740
Total Liabilities	1,279,808,837	943,671,683
Commitments and contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	1,005,205	200,085,855
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000,000 shares authorized; 30,048,463 and 20,045,775 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	300,485	200,457
Common stock - Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 32,930,126 and 2,825,208 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	329,301	28,253
Common stock - Class T shares, $0.01 par value per share, 225,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021.	—	—
Common stock - Class D shares, $0.01 par value per share,100,000,000 shares authorized; 2,180 shares issued and outstanding as of June 30, 2022 and none issued and outstanding as of December 31, 2021.	22	—
Common stock - Class C shares, $0.01 par value per share,100,000,000 shares authorized; 6,992,925 and 1,644,303 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	69,929	16,443
Common stock - Class E shares, $0.00 par value per share,100,000,000 shares authorized; 2,944,182 and 2,097,971shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	811,119,171	249,426,060
Accumulated deficit	(46,526,974)	(23,608,973)
Total Stockholders’ Equity	765,291,934	226,062,240
Non-controlling interests attributable to third party joint ventures	4,229,766	4,518,661
Non-controlling interests attributable to preferred stockholders	375,000	375,000
Total Equity	769,896,700	230,955,901
Total Liabilities and Stockholders' Equity	$2,050,710,742	$1,374,713,439
See accompanying notes to consolidated financial statements.

The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary.

	June 30, 2022	December 31, 2021
Assets
Investments in real estate, net	$227,441,605	$230,635,634
Intangible assets, net	6,394,744	7,311,796
Cash and cash equivalents	2,017,171	2,940,040
Restricted cash	6,274,742	5,413,888
Accounts and other receivables, net	3,299,672	597,673
Other assets	1,069,147	2,866,289
Total Assets	$246,497,081	$249,765,320

Liabilities
Mortgage loans, net	$177,220,451	$177,150,209
Intangible liabilities, net	32,596	45,019
Accounts payable, accrued expenses and other liabilities	4,328,479	4,317,033
Total Liabilities	$181,581,526	$181,512,261
See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues
Rental revenues	$27,038,310	$7,435,941	$48,698,472	$14,666,989
Other revenues	2,754,986	483,499	4,647,578	864,943
Total revenues	29,793,296	7,919,440	53,346,050	15,531,932
Expenses
Rental property operating	9,659,416	3,428,816	17,581,836	6,743,843
General and administrative	2,483,644	1,051,762	4,473,832	2,067,560
Management fee	2,096,456	569,389	3,292,720	1,123,438
Performance fee	4,718,028	687,265	8,231,219	1,261,088
Depreciation and amortization	15,347,608	3,788,243	28,542,799	8,112,729
Total expenses	34,305,152	9,525,475	62,122,406	19,308,658
Other income (expense)
Income from real estate-related loans and securities	1,418,078	1,352,252	2,488,785	2,554,585
Interest expense	(8,049,669)	(1,402,408)	(14,772,765)	(2,774,865)
Realized gain on real estate investments, net	—	—	668,760	980,665
Realized gain on financial instruments	7,094,071	—	7,094,071	—
Unrealized (loss) gain on investments, net	(7,799,160)	332,410	(1,008,236)	319,983
Total other income (expense)	(7,336,680)	282,254	(5,529,385)	1,080,368
Net loss	(11,848,536)	(1,323,781)	(14,305,741)	(2,696,358)
Net loss attributable to non-controlling interests in third party joint ventures	28,702	63,992	22,902	189,270
Net loss attributable to redeemable non-controlling interests	3,673,069	—	4,648,093	—
Net loss attributable to Brookfield REIT stockholders	$(8,146,765)	$(1,259,789)	$(9,634,746)	$(2,507,088)
Per common share data:
Net loss per share of common stock - basic and diluted	$(0.18)	$(0.06)	$(0.25)	$(0.12)
Weighted average number of shares outstanding - basic and diluted	44,702,325	22,201,697	38,235,177	21,742,068
See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Three Months Ended June 30, 2022
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at March 31, 2022	$38,884	$246,883	$34,793	$—	$—	$321,874,638	$(29,898,291)	$292,296,907	$4,400,308	$375,000	$297,072,215
Common stock issued	292,543	58,278	35,136	—	22	534,407,643	—	534,793,622	—	—	534,793,622
Stock-based compensation	—	—	—	—	—	80,625	—	80,625	—	—	80,625
Distribution reinvestment	225	1,941	—	—	—	3,381,862	—	3,384,028	—	—	3,384,028
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	6,093	—	6,093
Distributions	—	—	—	—	—	—	(8,481,918)	(8,481,918)	(147,933)	(24,251)	(8,654,102)
Common stock repurchased	(2,351)	(6,617)	—	—	—	(13,513,257)	—	(13,522,225)	—	—	(13,522,225)
Offering Costs	—	—	—	—	—	(5,976,483)	—	(5,976,483)	—	—	(5,976,483)
Net (loss) income	—	—	—	—	—	—	(11,819,834)	(11,819,834)	(28,702)	24,251	(11,824,285)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(29,135,857)	3,673,069	(25,462,788)	—	—	(25,462,788)
Balance at June 30, 2022	$329,301	$300,485	$69,929	$—	$22	$811,119,171	$(46,526,974)	$765,291,934	$4,229,766	$375,000	$769,896,700

For the Three Months Ended June 30, 2021
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at March 31, 2021	$62,497	$143,387	$740	$—	$—	$201,847,118	$(18,811,831)	$183,241,911	$7,437,441	$—	$190,679,352
Stock-based compensation	—	—	—	—	—	17,452	—	17,452	—	—	17,452
Distribution reinvestment	56	978	—	—	—	1,096,265	—	1,097,299	—	—	1,097,299
Common stock issued	11,240	25,312	8,404	—	—	47,988,024	—	48,032,980	—	—	48,032,980
Contributions	—	—	—	—	—	—	—	—	26,821	—	26,821
Distributions	—	—	—	—	—	—	(2,486,738)	(2,486,738)	(180,701)	—	(2,667,439)
Common stock repurchased	(39,312)	(930)	—	—	—	(40,415,315)	—	(40,455,557)	—	—	(40,455,557)
Offering Costs	—	—	—	—	—	(989,815)	—	(989,815)	—	—	(989,815)
Net loss	—	—	—	—	—	—	(1,259,789)	(1,259,789)	(63,992)	—	(1,323,781)
Balance at June 30, 2021	$34,481	$168,747	$9,144	$—	$—	$209,543,729	$(22,558,358)	$187,197,743	$7,219,569	$—	$194,417,312

For the Six Months Ended June 30, 2022
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2021	$28,253	$200,457	$16,443	$—	$—	$249,426,060	$(23,608,973)	$226,062,240	$4,518,661	$375,000	$230,955,901
Common stock issued	303,346	103,406	53,486	—	22	632,030,687	—	632,490,947	—	—	632,490,947
Stock-based compensation	—	—	—	—	—	80,625	—	80,625	—	—	80,625
Distribution reinvestment	395	3,520	—	—	—	5,955,414	—	5,959,329	—	—	5,959,329
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	32,590	—	32,590
Distributions	—	—	—	—	—	—	(13,283,255)	(13,283,255)	(298,583)	(24,251)	(13,606,089)
Common stock repurchased	(2,693)	(6,898)	—	—	—	(14,314,713)	—	(14,324,304)	—	—	(14,324,304)
Offering Costs	—	—	—	—	—	(12,052,207)	—	(12,052,207)	—	—	(12,052,207)
Net (loss) income	—	—	—	—	—	—	(14,282,839)	(14,282,839)	(22,902)	24,251	(14,281,490)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(50,006,695)	4,648,093	(45,358,602)	—	—	(45,358,602)
Balance at June 30, 2022	$329,301	$300,485	$69,929	$—	$22	$811,119,171	$(46,526,974)	$765,291,934	$4,229,766	$375,000	$769,896,700

For the Six Months Ended June 30, 2021
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2020	$74,773	$130,326	$—	$—	$—	$200,440,567	$(15,179,566)	$185,466,100	$7,717,849	$—	$193,183,949
Stock-based compensation	68	—	—	—	—	35,240	—	35,308	—	—	35,308
Distribution reinvestment	101	1,823	—	—	—	2,028,948	—	2,030,872	—	—	2,030,872
Common stock issued	12,655	39,474	9,144	—	—	65,177,309	—	65,238,582	—	—	65,238,582
Contributions	—	—	—	—	—	—	—	—	58,065	—	58,065
Distributions	—	—	—	—	—	—	(4,871,704)	(4,871,704)	(367,075)	—	(5,238,779)
Common stock repurchased	(53,116)	(2,876)	—	—	—	(56,206,253)	—	(56,262,245)	—	—	(56,262,245)
Offering Costs	—	—	—	—	—	(1,932,082)	—	(1,932,082)	—	—	(1,932,082)
Net loss	—	—	—	—	—	—	(2,507,088)	(2,507,088)	(189,270)	—	(2,696,358)
Balance at June 30, 2021	$34,481	$168,747	$9,144	$—	$—	$209,543,729	$(22,558,358)	$187,197,743	$7,219,569	$—	$194,417,312

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(14,305,741)	$(2,696,358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,542,799	8,112,729
Management fees	3,292,720	1,123,438
Performance fees	8,231,219	—
Amortization of above and below market leases and lease inducements	(685,500)	114,711
Amortization of restricted stock grants	80,625	35,308
Amortization of deferred financing costs	1,129,696	158,681
Amortization of origination fees and discount	(111,801)	(83,466)
Capitalized interest from the real-estate loans	171,663	(380,299)
Realized gain on investments in real estate-related loans and securities	(668,760)	(980,665)
Unrealized (gain) loss on investments	1,008,236	(319,983)
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(259,358)	(81,820)
Increase (decrease) in other assets	(163,500)	(60,151)
Increase in accounts and other receivables	(2,898,111)	(161,157)
Increase in accounts payable, accrued expenses and other liabilities	8,859,988	140,322
Increase in due to affiliates	2,011,162	(2,320,634)
Net cash provided by operating activities	34,235,337	2,600,656

Cash flows from investing activities
Acquisitions of real estate	(522,997,320)	—
Purchase of real estate-related loans and securities	(73,534,642)	(17,067,418)
Proceeds from sale of real estate-related loans and securities	3,086,155	5,039,313
Proceeds from principal repayments of real estate-related loans	1,472,020	3,689,978
Capital improvements to real estate	(4,612,664)	(1,023,447)
Purchase of trading securities	(14,872,284)	—
Proceeds from sale of preferred membership interests	28,831,269	—
Net cash used in investing activities	(582,627,466)	(9,361,574)

Cash flows from financing activities:
Proceeds from mortgage loans	584,960,000	108,338
Proceeds from secured credit facility	251,153,273	—
Proceeds from affiliate line of credit	43,000,000	—
Proceeds from issuance of OP units	38,000,000	—
Repayment of secured term loan	(214,750,000)	—
Repayment of secured credit facility	(256,861,000)	—
Repayments of affiliate line of credit	(148,000,000)	—
Payment of deferred financing costs	(3,743,999)	—
Proceeds from issuance of common stock	321,048,108	64,138,625
Subscriptions received in advance	77,634,769	—
Repurchases of common stock	(17,957,672)	(48,981,939)
Payment of offering costs	(2,569,313)	(1,519,218)
Distributions to non-controlling interests	(298,583)	(367,075)
Contributions from non-controlling interests	32,590	58,065
Distributions	(4,604,725)	(2,780,735)
Distributions to non-controlling interests attributable to preferred stockholders	(24,251)	—
Net cash provided by financing activities	667,019,197	10,656,061

Net change in cash and cash-equivalents and restricted cash	118,627,068	3,895,143
Cash and cash-equivalents and restricted cash, beginning of period	60,783,614	36,019,225
Cash and cash-equivalents and restricted cash, end of period	$179,410,682	$39,914,368

See accompanying notes to financial statements.

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash and cash equivalents	$93,577,056	$35,892,048
Restricted cash	85,833,626	4,022,320
Total cash and cash equivalents and restricted cash	$179,410,682	$39,914,368

Supplemental disclosures:
Interest paid	$13,259,617	$2,554,956
Non-cash investing and financing activities:
Conversion of Brookfield REIT OP units to shares	$284,785,172	$—
Issuance of Brookfield REIT OP units as consideration for performance fees	$2,345,920	$—
Accrued distributions	$3,006,035	$828,618
Accrued stockholder servicing fee	$9,482,894	$123,880
Distributions reinvested	$5,959,329	$2,030,872
Management fees paid in shares	$2,276,927	$1,099,957
Accrued capital improvements	$45,266	$44,866
Allocation to redeemable non-controlling interest	$44,801,500	$—
Reinvested distributions to redeemable non-controlling interest	$7,786,910	$—
Real estate related loan repayment in accounts receivable	$—	$199,596
Accrued repurchases in accounts payable	$4,118,274	$—
Accrued repurchases in due to affiliates	$—	$9,917,806

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Organization and Business Purpose
Brookfield Real Estate Income Trust Inc. (formerly Oaktree Real Estate Income Trust, Inc.) (the “Company”) was formed on July 27, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019. The Company invests primarily in high-quality real estate properties in desirable locations - primarily income-producing U.S. commercial real estate with upside potential through active asset management. To a lesser extent, the Company invests in real estate-related investments, including real estate-related debt and real estate-related securities. The Company is the sole general partner of Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”). Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Inc. (together with its affiliates, “Brookfield”). Prior to the Adviser Transition (as defined below) that occurred on November 2, 2021, the Company was externally managed by Oaktree Fund Advisors, LLC (the “Oaktree Adviser” or the “Sub-Adviser”), an affiliate of Oaktree Capital Management, L.P. (“Oaktree”).
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
The Company had previously registered with the Securities and Exchange Commission (the “SEC”) its initial public offering of up to $2,000,000,000 in shares of common stock (the “Previous Offering”), which was initially declared effective on April 30, 2018 and terminated on November 2, 2021. The Company subsequently registered a follow-on offering with the SEC of up to $7,500,000,000 in shares of common stock, consisting of up to $6,000,000,000 in shares in its primary offering and up to $1,500,000,000 in shares pursuant to its distribution reinvestment plan, which was declared effective on November 2, 2021 (the “Current Offering” and with the Previous Offering, the “Offering”).
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
In addition to the Offering, the Company is conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Regulation S thereunder. The Company is also offering Class E shares to Brookfield and certain of its affiliates in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2).
As of June 30, 2022, the Company owned 19 investments in real estate, one investment in an unconsolidated real-estate venture, four investments in real estate-related loans, and 19 investments in real estate-related debt securities.

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
The Company consolidates all entities in which it retains a controlling financial interest through majority ownership or voting rights and entities that meet the definition of a variable interest entity (“VIE”) for which it is deemed to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities as its sole general partner. The Company also consolidates all VIEs for which it is the primary beneficiary. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities are accounted for using the equity method of accounting. Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.
The Operating Partnership and the Company’s joint ventures are considered to be VIEs. The Company consolidates these entities, excluding its equity method investments, because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.
For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities, and operations of each joint venture is included in non-controlling interests as equity of the Company. The non-controlling joint venture partner’s interest is generally computed as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the other partner is reported within non-controlling interest.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022.
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
The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. In reviewing the portfolio, the Company’s management examines the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, changes in holding period, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, the Company performs a recoverability analysis that compares future undiscounted cash flows expected to result from the Company’s use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount which is less than the asset’s carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the periods presented, no such impairment occurred.
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of June 30, 2022 and December 31, 2021.
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
Interest income related to the Company’s loans is recognized based upon contractual interest rate and unpaid principal balance of the loans as a component of Income from real estate-related loans and securities on the accompanying Consolidated Statements of Operations. Net deferred loan fees on originated loans are deferred and amortized as adjustments to interest income over the expected life of the loans using the effective yield method. Premium or discount on purchased loans are amortized as adjustments to interest income over the expected life of the loans using the effective yield method. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as additional interest income.
The Company assesses its real estate-related loans for impairment and loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms, including consideration of the underlying collateral value. As of June 30, 2022, each of the Company’s real estate-related loans was performing in accordance with its contractual terms and no impairment loss has been recognized.
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
The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. In making this determination, the Company considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.
Restricted Cash
Restricted cash primarily consists of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. The remaining balance of restricted cash primarily consists of amounts in escrow related to real estate taxes, construction reserves and insurance in connection with mortgages at certain of the Company’s property and tenant security deposits.
Trading Securities
Trading securities consist of U.S. government securities that are available to support our current operations and liquidity. Trading securities have been classified as available-for-sale securities and are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Unrealized gain on investments, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Income from real estate-related loans and securities on the accompanying Consolidated Statements of Operations.

Foreign Currency
In the normal course of business, the Company makes investments in real estate outside the United States (“U.S.”) through subsidiaries that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations as a component of Unrealized gain on investments, net on the Company’s Consolidated Statements of Operations.
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
The Company recognizes all derivatives as either assets or liabilities in the accompanying Consolidated Balance Sheets and measures those instruments at fair value. Changes in the fair values of the Company’s derivatives are recorded in current-period earnings as a component of Unrealized gain on investments, net on the accompanying Consolidated Statements of Operations. Realized gains or losses on foreign currency derivatives are recorded as Realized gain on financial instruments in the accompanying Consolidated Statements of Operations. As of June 30, 2022, the Company had two interest-rate cap contracts, one currency swap contract and one interest-rate swap contract. The derivatives are accounted for as freestanding and changes in fair value are recorded in current-period earnings.
Fair Value Measurement
Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchical framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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
Valuation of Assets and Liabilities Measured at Fair Value
The Company’s investments in real estate-related securities and trading securities are reported at fair value. The Company generally determines the fair value of its investments in real estate-related securities and trading securities by utilizing third-party pricing service providers. In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. The inputs used in determining the Company’s real estate-related and trading securities reported at fair value are considered Level 2.
The Company’s derivative financial instruments are reported at fair value. The fair value of the Company’s interest rate swap is determined using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk. The fair value of the Company’s interest rate cap is determined using models developed by the respective counterparty as well as third-party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). The fair value of the Company’s foreign currency swap is determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying instruments. The inputs used in determining the Company’s derivative financial instruments reported at fair value are considered Level 2.
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
The Company’s carrying values of cash and cash equivalents, restricted cash, accounts receivable and other receivables, accounts payable, accrued liabilities and other liabilities approximate fair value because of the short-term nature of these instruments.
The following table details the Company’s assets measured at fair value on a recurring basis:

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$—	$89,295,768	$—	$89,295,768	$—	$19,511,008	$—	$19,511,008
Investment in unconsolidated entities	—	—	96,119,013	96,119,013	—	—	100,839,817	100,839,817
Trading securities	—	14,859,040	—	14,859,040	—	—	—	—
Derivatives	—	4,355,384	—	4,355,384	—	1,430,697	—	1,430,697
Total	$—	$108,510,192	$96,119,013	$204,629,205	$—	$20,941,705	$100,839,817	$121,781,522

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs:

Investment in unconsolidated entities
Balance as of December 31, 2021	$100,839,817
Included in net loss
Impact included in Unrealized loss on investments, net	(4,720,804)
Balance as of June 30, 2022	$96,119,013

Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of June 30, 2022, the fair value of the Company’s mortgage loans, secured credit facility, and revolving credit facility was approximately $21.8 million below the outstanding principal balance.
Income Taxes
The Company qualifies to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. The Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
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
Organization and Offering Expenses
As of June 30, 2022 and December 31, 2021, the Adviser and its affiliates had incurred approximately $12.5 million and $12.0 million, respectively, of organization and offering expenses on the Company’s behalf, which will be reimbursed ratably over a 60 month period following July 6, 2022.
Organizational expenses are expensed as incurred and offering expenses are reflected as a reduction of additional paid-in capital as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid are recorded as Due to affiliates on the accompanying Consolidated Balance Sheets.
Earnings Per Share
The Company uses the two-class method in calculating earnings per share (“EPS”) when it issues securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, the Company declares dividends on its common stock. Basic earnings per share (“Basic EPS”) for the Company’s common stock are computed by dividing net income allocable to common shareholders by the weighted average number of shares of common stock outstanding for the period, respectively. Diluted earnings per share (“Diluted EPS”) is calculated similarly, however, it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three and six months ended June 30, 2022 and 2021, there were no dilutive participating securities.
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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to amend the accounting for credit losses for certain financial instruments. The standard replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As of January 1, 2022, the Company adopted this guidance and it did not have a material impact on the Company’s Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842), and related ASU’s subsequently issued (collectively, "ASC 842"), which requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. As of January 1, 2022, the Company adopted the lease guidance. The Company’s rental revenue primarily consists of base rent arising from tenant leases at the Company’s properties under operating leases. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to segregate the lease components from the non-lease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and non-lease components are accounted for in accordance with ASC 842 and reported as rental revenues in the accompanying Consolidated Statements of Operations. As of June 30, 2022, the Company had no investments in real estate subject to ground leases and has therefore not recorded any right-of-use assets and lease liabilities in the Company’s Consolidated Financial Statements.
In March 2020, the FASB issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offer Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through June 30, 2022, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.

3. Investments in Real Estate
As of June 30, 2022 and December 31, 2021, investments in real estate, net, consisted of the following:

	June 30, 2022	December 31, 2021
Building and building improvements	$1,294,845,459	$874,834,206
Land and land improvements	254,502,944	164,901,074
Tenant improvements	35,211,087	35,591,724
Furniture, fixtures and equipment	23,258,902	11,061,146
Accumulated depreciation	(39,943,229)	(20,629,840)
Investments in real estate, net	$1,567,875,163	$1,065,758,310
Acquisitions
During the six months ended June 30, 2022, the Company acquired $522.4 million of real estate investments, which were comprised of three multifamily properties, two logistics properties and 362 single-family rental properties.
During the year ended December 31, 2021, the Company acquired $852.9 million of real estate investments, which were comprised of five multifamily properties, three logistics properties, one alternative property and 14 single-family rental properties.

The following table provides further details of the properties acquired during the six months ended June 30, 2022 and year ended December 31, 2021:

Investment	Ownership Interest	Location	Type	Acquisition Date	Square Feet/Units	Purchase Price(1)
1110 Key Federal Hill	100%	Baltimore, MD	Multifamily	September 2021	224	$75,152,886
Domain	100%	Orlando, FL	Multifamily	November 2021	324	74,157,027
The Burnham	100%	Nashville, TN	Multifamily	November 2021	328	129,057,027
6123-6227 Monroe Ct	100%	Morton Grove, IL	Logistics	November 2021	208,000	17,264,728
8400 Westphalia Road	100%	Upper Marlboro, MD	Logistics	November 2021	100,000	27,960,931
McLane Distribution Center	100%	Lakeland, FL	Logistics	November 2021	211,000	26,754,957
Flats on Front	100%	Wilmington , NC	Multifamily	December 2021	273	97,728,205
Verso Apartments	100%	Beaverton, OR	Multifamily	December 2021	172	74,215,860
DreamWorks Animation Studios	100%	Glendale, CA	Alternatives	December 2021	497,000	326,743,229
Single-Family Rentals	100%	Various	Alternatives	Various 2021	14	3,839,927
2626 South Side Flats	100%	Pittsburgh, PA	Multifamily	January 2022	264	92,459,116
2003 Beaver Road	100%	Landover, MD	Logistics	February 2022	38,000	9,646,428
187 Bartram Parkway	100%	Franklin, IN	Logistics	February 2022	300,000	28,911,945
The Parker	100%	Alexandria, VA	Multifamily	March 2022	360	136,778,942
Briggs & Union	100%	Mount Laurel, NJ	Multifamily	April 2022	490	158,647,833
Single-Family Rentals	100%	Various	Alternatives	Various 2022	362	95,914,289
						$1,375,233,330

(1)	Purchase price is inclusive of closing costs.
The following table summarizes the purchase price allocation of the properties acquired during the six months ended June 30, 2022 and year ended December 31, 2021:

	June 30, 2022	December 31, 2021
Building and building improvements	$429,914,587	$660,098,315
Land and land improvements	73,310,494	145,611,087
Tenant improvements	1,232,492	24,991,410
Furniture, fixtures and equipment	9,530,183	6,307,805
In-place lease intangibles	5,664,090	32,518,944
Lease origination costs	901,606	8,534,907
Tax abatement intangible	2,194,578	3,054,438
Above-market lease intangibles	64,995	178,101
Below-market lease intangibles	(454,469)	(28,420,233)
Total purchase price(1)	522,358,556	852,874,774
Assumed debt(2)	—	132,550,000
Net purchase price	$522,358,556	$720,324,774

(1)	Purchase price is inclusive of closing costs.
(2)	Refer to Note 9 for additional details on the Company’s mortgage loans and indebtedness.

4. Investments in Unconsolidated Entities
The Company holds an investment in an unconsolidated joint venture that it has elected to account for using the FVO, as the Company’s ownership interest in the joint venture does not meet the requirements for consolidation.
On November 2, 2021, the Company acquired a 20% interest in Principal Place, an office property located in London, United Kingdom, through an indirect interest in the joint venture that owns the property. As of June 30, 2022 and December 31, 2021, the fair value of the Company’s interest in Principal Place was $96.1 million and $100.8 million, respectively.
On November 2, 2021, the Company sold its ownership interest in Ezlyn, a multifamily property, to an affiliate of the Oaktree Adviser for $42.4 million of consideration, consisting of $8.6 million of cash and a $33.8 million preferred equity interest in an affiliate of Oaktree. In connection with the Ezlyn disposition, the Company recognized a realized gain on sale of $19.5 million and recorded the preferred equity interest using the equity method of accounting. On December 31, 2021, the Company assigned $5.0 million of its preferred equity interest to the affiliate of the Oaktree Adviser for $5.0 million of cash. As of December 31, 2021, the Company’s carrying value of its preferred equity interest was $28.8 million. On January 18, 2022, the Company assigned its remaining $28.8 million preferred equity interest to the affiliate of the Oaktree Adviser for $28.8 million of cash.
As of June 30, 2022 and December 31, 2021, investments in unconsolidated entities were $96.1 million and $129.7 million, respectively.
The following tables provide summarized financial information of the joint venture that owns Principal Place as of and for the periods set forth below:

	As of June 30, 2022	As of December 31, 2021
Total Assets	$1,014,968,452	$1,133,943,189
Total Liabilities	579,350,441	640,809,702
Total Equity	$435,618,011	$493,133,487

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the period November 2, 2021 through December 31, 2021
Total Revenues	$11,393,912	$24,812,792	$5,891,879
Total Expenses	13,045,813	26,856,823	9,285,693
Net Loss	$(1,651,901)	$(2,044,031)	$(3,393,814)

5. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following as of June 30, 2022 and December 31, 2021:

Intangible assets:	June 30, 2022	December 31, 2021
In-place lease intangibles	$46,873,839	$41,209,749
Lease origination costs	13,771,698	12,610,735
Lease inducements	1,708,038	1,708,038
Tax intangibles	5,249,016	3,054,438
Above-market lease intangibles	248,849	183,854
Total intangible assets	67,851,440	58,766,814
Accumulated amortization:
In-place lease intangibles	(16,342,409)	(8,082,379)
Lease origination costs	(1,606,515)	(972,556)
Lease inducements	(660,446)	(533,673)
Tax intangibles	(386,991)	(20,544)
Above-market lease intangibles	(23,875)	(5,753)
Total accumulated amortization	(19,020,236)	(9,614,905)
Intangible assets, net	$48,831,204	$49,151,909

Intangible liabilities:
Below-market lease intangibles	$(28,975,167)	$(28,520,699)
Accumulated amortization	821,813	136,314
Intangible liabilities, net	$(28,153,354)	$(28,384,385)

The weighted average amortization periods of the intangible assets is 145 months and intangible liabilities is 266 months.
The following table details the Company’s future amortization of intangible assets:

Amortization
For the remainder of 2022	$4,074,431
2023	4,922,230
2024	4,321,381
2025	4,034,750
2026	3,578,254
2027	3,109,141
Thereafter	24,791,017
Total	$48,831,204
The following table details the Company’s future amortization of intangible liabilities:

Amortization
For the remainder of 2022	$(678,020)
2023	(1,348,228)
2024	(1,344,533)
2025	(1,339,796)
2026	(1,332,185)
2027	(1,327,356)
Thereafter	(20,783,236)
Total	$(28,153,354)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Real estate-related loans	$34,087,297	$35,563,370
Real estate-related securities	89,295,768	19,511,008
Total investments in real estate-related loans and securities	$123,383,065	$55,074,378

The following tables detail the Company’s real estate-related loan investments as of June 30, 2022 and December 31, 2021:

					As of June 30, 2022
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000,000	$(121,471)	$24,878,529
111 Montgomery(2)	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2024	Principal due at maturity(3)	1,175,988	(58,565)	1,117,423
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2024	Principal due at maturity(3)	6,551,820	(35,092)	6,516,728
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2024	Principal due at maturity(3)	1,582,488	(7,871)	1,574,617
					$34,310,296	$(222,999)	$34,087,297

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of June 30, 2022, one-month LIBOR was equal to 1.79%.
(2)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

(3)	The loan agreement requires mandatory prepayments simultaneous with the closing of the sale of any condominium unit.

					As of December 31, 2021
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000,000	$(163,601)	$24,836,399
111 Montgomery(2)	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2024	Principal due at maturity(3)	1,439,853	(91,409)	1,348,444
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2024	Principal due at maturity(3)	7,655,908	(65,170)	7,590,738
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2024	Principal due at maturity(3)	1,802,408	(14,619)	1,787,789
					$35,898,169	$(334,799)	$35,563,370

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of December 31, 2021, one-month LIBOR was equal to 0.10%.
(2)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

(3)	The loan agreement requires mandatory prepayments simultaneous with the closing of the sale of any condominium unit.
On February 2, 2021, the Company funded $4.1 million to acquire an interest in an entity that holds a first mortgage loan investment (the “Montgomery Loan”) in the 111 Montgomery Condominium, a 156 unit condominium tower located in Brooklyn, New York. The Montgomery Loan is secured by the 111 Montgomery Condominium development and bears interest at a floating rate of 7.0% over the one-month LIBOR. During the six months ended June 30, 2022 and year ended December 31, 2021, the Company received net repayments of $1.6 million and $2.7 million, respectively.
On February 21, 2021, the Company funded $10.3 million to acquire an interest in an entity that holds a first mortgage loan investment (the “Avery Senior Loan”) in the Avery Condominium, a 548 unit condominium and luxury apartment tower located in San Francisco, California. The Avery Senior Loan is secured by the Avery Condominium development and bears interest at a floating rate of 7.3% over the one-month LIBOR. During the six months ended June 30, 2022 and year ended December 31, 2021, the Company received net repayments of $1.3 million and $2.6 million, respectively.

On February 21, 2021, the Company funded $2.3 million to acquire an interest in an entity that holds a mezzanine mortgage loan investment (the “Avery Mezzanine Loan”) in the Avery Condominium, a 548 unit condominium and luxury apartment tower located in San Francisco, California. The Avery Mezzanine Loan is secured by the Avery Condominium development and bears interest at a floating rate of 12.5% over the one-month LIBOR. During the six months ended June 30, 2022 and year ended December 31, 2021, the Company received net repayments of $0.3 million and $0.5 million, respectively.
The Company’s investments in real estate-related securities consist of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”). The following tables detail the Company’s investments in real estate-related securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	13	L+3.89%	December 2025	$71,622,000	$68,046,306	$68,536,233
CMBS - fixed	3	3.65%	September 2024	13,794,000	12,786,667	12,760,464
RMBS	3	2.65%	February 2025	12,192,000	8,018,590	7,999,071
Total investments in real estate-related securities	19	4.94%	September 2025	$97,608,000	$88,851,563	$89,295,768

	December 31, 2021
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	4	L+4.00%	February 2030	$19,760,000	$17,790,125	$19,511,008
Total investments in real estate-related securities	4	L+4.00%	February 2030	$19,760,000	$17,790,125	$19,511,008

(1)
The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR and Secured Overnight Financing Rate (“SOFR”), as applicable to each security and loan. As of June 30, 2022 and December 31, 2021, one-month LIBOR was equal to 1.79% and 0.10%, respectively. As of June 30, 2022 and December 31, 2021, SOFR was equal to 1.50% and 0.05%, respectively.

(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
During the three and six months ended June 30, 2022, the Company recorded net unrealized losses on its real estate-related securities investments of $0.6 million and $1.3 million, respectively, and net realized gains on its real estate-related securities investments of $0.0 million and $0.7 million, respectively. During the three and six months ended June 30, 2021, the Company recorded net unrealized gains and net realized gains on its real estate-related securities investments of $0.3 million and $1.3 million, respectively. Such amounts are recorded as components of Other income (expense) on the Company’s Consolidated Statements of Operations.

7. Accounts and Other Receivables and Other Assets
The following table summarizes the components of accounts and other receivables and other assets as of June 30, 2022 and December 31, 2021:

Receivables	June 30, 2022	December 31, 2021
Accounts receivable	$2,512,829	$1,258,307
Straight-line rent receivable	3,409,671	2,252,699
Interest receivable	814,635	293,873
Allowance for doubtful accounts	(82,913)	(48,768)
Total accounts and other receivables, net	$6,654,222	$3,756,111

Other assets	June 30, 2022	December 31, 2021
Trading securities	$14,859,040	$—
Deposits	4,709,049	6,808,716
Prepaid expenses	2,868,701	2,181,765
Capitalized fees, net	7,103	13,292
Derivatives(1)	4,355,384	1,430,697
Interest rate caps	1,638,116	83,561
Total other assets	$28,437,393	$10,518,031

(1)
Derivatives include an interest rate swap contract related to the Two Liberty mortgage loan and a foreign currency swap contract related to the Company’s non-U.S. investment. The interest rate swap has a notional amount of $33.8 million and matures in August 2024. Two Liberty receives a floating rate of one-month USD LIBOR and pays a fixed rate of 0.7225%. The foreign currency swap has a notional amount of £73.3 million GBP and matured in August 2022, at which time the Company entered into a two-year foreign currency swap at the same notional amount.

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Real estate taxes payable	$3,341,604	$2,350,065
Accounts payable and accrued expenses	11,837,161	6,615,746
Prepaid rent	945,754	1,044,844
Accrued interest expense	2,219,842	509,213
Tenant security deposits	2,497,218	1,286,365
Distribution payable	4,151,069	2,822,987
Stock repurchases payable	5,743,697	1,593,971
Total accounts payable, accrued expenses and other liabilities	$30,736,345	$16,223,191

9. Mortgage Loans and Indebtedness
The following table summarizes the components of mortgage loans and indebtedness as of June 30, 2022 and December 31, 2021:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	June 30, 2022	December 31, 2021
Anzio Apartments mortgage loan	L+1.59%	May 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan	L+1.50%	August 2024	62,085,155	62,085,155
Lakes at West Covina mortgage loan	L+1.55%	February 2025	25,603,855	25,603,855
Arbors of Las Colinas mortgage loan	SOFR+2.24%	January 2031	45,950,000	45,950,000
1110 Key Federal Hill mortgage loan	2.34%	October 2028	51,520,000	51,520,000
Domain mortgage loan	SOFR+1.50%	December 2026	48,700,000	48,700,000
DreamWorks Animation Studios mortgage loan	3.20%	March 2029	212,200,000	214,750,000
Secured Multifamily Term Loan	SOFR+1.70%	March 2025	372,760,000	—
Secured Credit Facility (2)(3)	SOFR+1.95%	November 2022	238,694,094	244,401,821
Affiliate Line of Credit	L + 2.25%	November 2022	—	105,000,000
Total indebtedness			1,101,913,104	842,410,831
Less: deferred financing costs, net			(6,231,914)	(3,617,611)
Total indebtedness, net			$1,095,681,190	$838,793,220

(1)
The term “L” refers to the one-month US dollar-denominated LIBOR. As of June 30, 2022 and December 31, 2021, one-month LIBOR was equal to 1.79% and 0.10%, respectively. The term “SOFR” refers to the Secured Overnight Financing Rate. As of June 30, 2022 and December 31, 2021, SOFR was 1.50% and 0.05%, respectively.

(2)
The Company assumed debt totaling $132.6 million in connection with the acquisition of Domain and The Burnham. The debt was refinanced in November 2021 with a $48.7 million mortgage loan secured by Domain and a $83.9 million borrowing on the Secured Credit Facility secured by The Burnham.

(3)
As of June 30, 2022, borrowings on the Secured Credit Facility were secured by the following properties: 8400 Westphalia Road, 6123-6227 Monroe Court, McLane Distribution Center, 2003 Beaver Road, 187 Bartram Parkway, Briggs & Union and certain properties in the Single Family Rental Portfolio. As of December 31, 2021, borrowings on the Secured Credit Facility were secured by the following properties: The Burnham, Flats on Front, Verso Apartments, 8400 Westphalia Road, 6123-6227 Monroe Court, and McLane Distribution Center. The facility has a one-year extension option to November 9, 2023, subject to certain conditions.

The following table presents the future principal payments due under the Company’s mortgage loans as of June 30, 2022:

Year	Amount
For the remainder of 2022	$238,694,094
2023	—
2024	62,490,707
2025	399,106,941
2026	50,141,229
2027	1,564,346
Thereafter	349,915,787
Total	$1,101,913,104
The mortgage loans, Secured Multifamily Term Loan, and Secured Credit Facility are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of June 30, 2022, the Company is in compliance with all of its loan covenants that could result in a default under such agreements. At Two Liberty Center, cash flows from the property are currently held in a restricted cash account due to a debt service coverage ratio requirement.
Mortgage Loans
During the six months ended June 30, 2022 and year ended December 31, 2021, the Company financed $212.2 million and $315.0 million, respectively, in mortgage loans related to its properties, which were subject to customary terms and conditions. During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company repaid $214.8 million and $53.0 million, respectively, of mortgage loans.

Secured Multifamily Term Loan
In March 2022, the Company entered into a term loan (the “Secured Multifamily Term Loan”) providing for a senior secured loan with an aggregate principal amount of $372.8 million. Borrowings on the Secured Multifamily Term Loan are secured by The Burnham, Flats on Front, Verso Apartments, 2626 South Side Flats and The Parker. Borrowings under the Secured Multifamily Term Loan bear interest at a rate of SOFR plus 1.70%. The Secured Multifamily Term Loan matures on March 21, 2025, and has two one-year extension options to March 2026 and 2027, subject to certain conditions.
Secured Credit Facility
In November 2021, the Company entered into a credit agreement (the “Secured Credit Facility”) providing for a senior secured credit facility to be used for the acquisition or refinancing of properties. Borrowings on the Secured Credit Facility are secured by certain properties owned by the Company. The initial maximum aggregate principal amount of the facility was $250.0 million, which was increased to $500.0 million on March 9, 2022. Effective May 15, 2022, the interest rate benchmark was converted from LIBOR to SOFR. Borrowings under the Secured Credit Facility bear interest at a rate of SOFR plus 1.95%. The Secured Credit Facility matures on November 9, 2022, and has a one-year extension option to November 9, 2023, subject to certain conditions. As of June 30, 2022 and December 31, 2021, there were $238.7 million and $244.4 million, respectively, of outstanding borrowings on the Secured Credit Facility.
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the “Affiliate Line of Credit”), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The credit agreement expires on November 2, 2022, subject to one-year extension options requiring the lender’s approval. Borrowings under the credit agreement bear interest at a rate of the then-current rate offered by a third-party lender for a similar product, or, if no such rate is available, LIBOR plus 2.25%. As of June 30, 2022 and December 31, 2021, there were $0.0 and $105.0 million, respectively, of outstanding borrowings on the Affiliate Line of Credit.

10. Related Party Transactions
Advisory Agreement
Pursuant to the advisory agreement, the Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV on its Class C, Class D, Class I, Class S and Class T common shares (no management fee is paid on the Class E common shares), payable monthly, as compensation for the services it provides to the Company. Prior to the Adviser Transition, the Oaktree Adviser was entitled to an annual management fee equal to 1.00% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock. To date, the Adviser, and previously the Oaktree Adviser, has elected to receive the management fee in shares of the Company’s common stock.
During the three and six months ended June 30, 2022, management fees earned by the Adviser and the Oaktree Adviser were $2.1 million and $3.3 million, respectively. During the three and six months ended June 30, 2021, management fees earned by the Adviser and the Oaktree Adviser were $0.6 million and $1.1 million, respectively.
The Adviser, and prior to the Adviser Transition the Oaktree Adviser, is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and Class T common shares (no performance fee is paid on the Class E common shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or units of the Operating Partnership.
During the three and six months ended June 30, 2022, performance fees earned by the Adviser and the Oaktree Adviser were $4.7 million and $8.2 million, respectively. During the three and six months ended June 30, 2021, performance fees earned by the Adviser and the Oaktree Adviser were $0.7 million and $1.3 million, respectively, which is recognized as Performance fee in the Company’s Consolidated Statements of Operations.
Sub-Adviser Agreements
The Adviser has engaged the Sub-Adviser to (i) perform the functions related to selecting and managing the Company’s liquid assets, including real estate-related debt securities, (the “Liquidity Sleeve”) pursuant to a sub-advisory agreement (the “Liquidity Sleeve Sub-Advisory Agreement”) and (ii) manage the Oaktree Option Investments pursuant to a separate sub-

advisory agreement (the “Oaktree Assets Sub-Advisory Agreement” and together with the Liquidity Sleeve Sub-Advisory Agreement, the “Sub-Advisory Agreements”).
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
Acquisition of Investments
On November 2, 2021, the Company acquired two multifamily properties and a 20% interest in a joint venture that owns an office property (the “Brookfield Portfolio”) from an affiliate of Brookfield. The Company issued 2,088,833 shares of Class E common stock and 12,380,554 Class E units in the Operating Partnership (“Class E OP Units”) as consideration for the acquisitions. The aggregate consideration was $173.2 million, which was equal to the fair value of the net assets of the Brookfield Portfolio based on third-party appraisals of the properties.
Disposition of Investments
On November 2, 2021, the Company sold its interest in a multifamily property, Ezlyn, to an affiliate of the Oaktree Adviser for $105 million. The sale price was equal to the most recently appraised value from a third-party appraiser obtained by the Company in connection with determining the Company’s NAV. The Company received net proceeds of $42.4 million, which consisted of $8.6 million of cash and a $33.8 million preferred equity interest in an affiliate of Oaktree. On December 31, 2021, the Company assigned $5.0 million of its preferred equity interest to the affiliate of the Oaktree Adviser for $5.0 million of cash. On January 18, 2022, the Company assigned its remaining $28.8 million preferred equity interest to the affiliate of the Oaktree Adviser for $28.8 million.
On November 26, 2021, the Company sold a real estate-related loan, Atlantis Mezzanine Loan, to an affiliate of Brookfield for $25.0 million. The sale price was equal to the most recently appraised value from a third-party appraiser obtained by the Company in connection with determining the Company’s NAV.
Advanced Organization and Offering Costs
The Adviser has agreed to advance all of the Company’s organization and offering expenses on its behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 5, 2023, subject to the following reimbursement terms: (1) the Company will reimburse the Adviser for all such advanced expenses paid through July 5, 2022 ratably over the 60 months following July 6, 2022; and (2) the Company will reimburse the Adviser for all such advanced expenses paid from July 6, 2022 through July 5, 2023 ratably over the 60 months following July 6, 2023. As part of the Adviser Transition, the Adviser has acquired the Sub-Adviser’s receivable related to the organization and offering expenses previously incurred by the Sub-Adviser and is to be reimbursed therefor beginning on July 6, 2022.
Affiliate Line of Credit
In November 2021, the Company entered into the Affiliate Line of Credit, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The credit agreement expires on November 2, 2022, subject to one-year extension options requiring the lender’s approval. Borrowings under the credit agreement bear interest at a rate of the then-current rate offered by a third-party lender for a similar product, or, if no such rate is available, LIBOR plus 2.25%. As of June 30, 2022 and December 31, 2021, the Company incurred interest at a rate of

LIBOR plus 2.25%. As of June 30, 2022 and December 31, 2021 there were $0.0 million and $105.0 million, respectively, of outstanding borrowings on the Affiliate Line of Credit.
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
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Class E OP Units in connection with its contribution of the Brookfield Portfolio on November 2, 2021. The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating Partnership units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Operating Partnership units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause the Company to repurchase its shares and Operating Partnership units (above the $50 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. During the six months ended June 30, 2022, the Company and the Operating Partnership did not repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement.
Oaktree Repurchase Agreement
On September 11, 2019, the board of directors of the Company, including a majority of the independent directors, adopted an arrangement with the Oaktree Investor (the “Oaktree Repurchase Agreement”) to repurchase any shares of the Company’s Class I common stock that Oaktree Investor, an affiliate of the Oaktree Adviser, acquired prior to the breaking of escrow in the Initial Public Offering. The board of directors approved the Oaktree Repurchase Agreement in recognition of the Oaktree Investor’s intent to subscribe for shares of the Company’s Class I common stock in an amount such that, together with all other subscriptions for the Company’s common stock, the escrow minimum offering amount would be satisfied. As of December 6, 2019, the Company satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of such date, the escrow agent released gross proceeds of approximately $150.0 million (including approximately $86.9 million that was funded by the Oaktree Investor) to the Company in connection with the sale of shares of the Company’s common stock. Under the Oaktree Repurchase Agreement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the six months ended June 30, 2021, the Company repurchased 5,130,450 shares for $51.3 million from the Oaktree Investor. On July 31, 2021, the Company repurchased the remaining shares subject to the Oaktree Repurchase Agreement and there are no shares outstanding subject to the Oaktree Repurchase Agreement.
Option Investment Purchase Agreement
The Company entered into an Option Investments Purchase Agreement with Oaktree on November 2, 2021, pursuant to which Oaktree will have the right to purchase the Operating Partnership’s entire interest in four properties (Anzio Apartments, Arbors of Las Colinas, Two Liberty Center, and Lakes at West Covina), four real estate-related loan investments (IMC/AMC Bond Investment, 111 Montgomery, The Avery Senior Loan, The Avery Mezzanine Loan), and one real estate-related security investment (BX 2019 IMC G). Oaktree will have the right to purchase these investments for a period of 12 months following the earlier of (i) 18 months after November 2, 2021, the date of completion of the Adviser Transition, and (ii) the date on which the Company notifies Oaktree that it has issued in the aggregate $1 billion of our common stock to non-affiliates since November 2, 2021, at a price equal to the fair value of the applicable Option Investments, as determined in connection with the Company’s most recently determined NAV immediately prior to the closing of such purchase. As of June 30, 2022, the conditions to commence the option period have not occurred.
Brookfield Subscription Agreement
On November 30, 2021, the Operating Partnership and the Brookfield Investor entered into a subscription agreement (the “Brookfield Subscription Agreement”) pursuant to which the Brookfield Investor agreed to purchase up to $83 million of Class E OP Units upon the request of the general partner of the Operating Partnership, of which the Company is the sole member. On December 1, 2021, the Brookfield Investor was issued 3,756,480 Class E OP Units in exchange for $45 million. On January 3, 2022, the Brookfield Investor was issued 3,075,006 Class E OP Units in exchange for $38 million. On June 29, 2022, the Company, the Operating Partnership and the Brookfield Investor entered into an agreement pursuant to which all such Class E OP Units issued to the Brookfield Investor in connection with the Brookfield Subscription Agreement were converted to Class I shares of the Company’s common stock at the then-applicable conversion factor per unit based on the most recently determined NAV of Class E OP Units and Class I shares. The Class I shares held by the Brookfield Investor in connection with the Brookfield Subscription Agreement are not subject to the Brookfield Repurchase Arrangement, but may be redeemed, in whole or in part, for cash upon the request of the Brookfield Investor.
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
The Company has engaged Brookfield Properties, an affiliate of Brookfield, to provide operational services (including, without limitation, property management, construction and project management and leasing) and corporate support services (including, without limitation, accounting and administrative services) for the Company. For the three and six months ended June 30, 2022, the Company incurred $2.0 million and $3.2 million, respectively, of expenses in connection with the services provided by Brookfield Properties. There were no services provided by Brookfield Properties to the Company for the three and six months ended June 30, 2021.
Captive Insurance Company
BPG Bermuda Insurance Limited (“BAM Insurance Captive”), an affiliate of Brookfield, provides multifamily property and liability insurance for certain of the Company’s multifamily properties. For the three and six months ended June 30, 2022, the Company paid BAM Insurance Captive $0.1 million and $0.1 million, respectively, for insurance premiums at six multifamily properties. There were no premiums paid to BAM Insurance Captive for the three and six months ended June 30, 2021.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), an affiliate of Brookfield, provides title insurance for certain of our properties. Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company. For the three and six months ended June 30, 2022, the Company paid Horizon $0.0 million and $0.2 million, respectively, for title services for six properties. There were no services provided by Horizon to the Company for the three and six months ended June 30, 2021.

Due to Affiliates
The following table details the components of due to affiliates:

	June 30, 2022	December 31, 2021
Accrued stockholder servicing fee	$23,702,152	$14,219,258
Stock repurchase payable to Oaktree Adviser for management and performance fees	—	6,682,115
Advanced organization and offering costs	12,522,731	12,022,148
Accrued performance fee	8,231,219	—
Accrued performance participation allocation	—	2,345,920
Other(1)	1,260,906	—
Accrued management fee	1,015,793	620,706
Accrued affiliate service provider expenses	865,173	—
OP Units Distributions Payable	5,205	—
Total	$47,603,179	$35,890,147

(1)	Represents costs advanced by the Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.

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
	1,050,000,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock:

	Six Months Ended June 30, 2022
	Class S	Class I	Class C	Class E	Class D	Total
December 31, 2021	20,045,775	2,825,208	1,644,303	2,097,971	—	26,613,257
Common stock issued	10,340,587	30,334,664	5,348,622	775,957	2,180	46,802,010
Distribution reinvestment	351,951	39,554	—	70,254	—	461,759
Common stock repurchased	(689,850)	(269,300)	—	—	—	(959,150)
June 30, 2022	30,048,463	32,930,126	6,992,925	2,944,182	2,180	72,917,876
As of June 30, 2022, no Class T shares had been issued.
Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code.
Each class of the Company’s common stock receives the same aggregate gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fees, management fees and performance fees, which are deducted from the monthly distribution per share.
The following table details the net distribution for each of our share classes for the six months ended June 30, 2022:

Declaration Date	Class S Shares	Class I Shares	Class C Shares	Class E Shares	Class D Shares	Class T Shares
January 28, 2022	$0.0459	$0.0546	$0.0547	$0.0676	$—	$—
March 1, 2022	0.0473	0.0552	0.0553	0.0683	—	—
March 30, 2022	0.0478	0.0568	0.0569	0.0703	—	—
April 28, 2022	0.0488	0.0575	0.0577	0.0712	—	—
May 27, 2022	0.0505	0.0599	0.0601	0.0742	—	—
June 29, 2022	0.0505	0.0598	0.0601	0.0742	0.0570	—
Total	$0.2908	$0.3438	$0.3448	$0.4258	$0.0570	$—
On June 1, 2022, the Company issued its first Class D shares of common stock. As of June 30, 2022, no Class T shares had been issued.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. During the six months ended June 30, 2022 and 2021, the Company reinvested $6.0 million and $2.0 million of distributions for 461,759 and 192,376 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purpose. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and carry a 12.5% annual dividend payable annually. As of June 30, 2022, there were $375,000 of preferred non-voting shares outstanding.
Redeemable Non-controlling Interest
The Brookfield Investor was issued Class E OP Units in connection with its contribution of the Brookfield Portfolio on November 2, 2021, subsequent cash contributions to the Operating Partnership pursuant to the Brookfield Subscription Agreement, and the settlement of prior year performance participation allocation. Due to the ability of the Brookfield Investor to redeem its Class E OP Units for shares of common stock or cash, subject to certain restrictions, the Company has classified the Class E OP Units held by the Brookfield Investor as Redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at June 30, 2022, the Company recorded an allocation adjustment of $50.0 million between Additional paid-in capital and Redeemable non-controlling interest.
The following table summarizes the Redeemable non-controlling interest activity for the six months ended June 30, 2022. There was no Redeemable non-controlling interest for the six months ended June 30, 2021.

June 30, 2022
Balance at beginning of the year	$200,085,855
Limited Partner Cash Contribution	38,000,000
Settlement of prior year performance participation allocation	2,345,920
Conversion to Class I shares	(284,785,172)
GAAP Income Allocation	(4,648,093)
Distributions	(7,786,910)
Distributions Reinvested	7,786,910
Fair Value Allocation	50,006,695
Ending balance	$1,005,205

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
During the six months ended June 30, 2022 and 2021, the Company repurchased 959,150 and 5,599,258 shares of common stock representing a total of $14.3 million and $56.3 million, respectively. During the six months ended June 30, 2022 and 2021, the Company repurchased 0 and 5,130,450 shares of common stock representing a total of $0.0 million and $51.3 million, respectively, from the Oaktree Investor pursuant to the Oaktree Repurchase Agreement. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2022 and 2021.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

13. Leases
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, office, logistics, alternatives and single-family rental properties. Leases at the Company’s office, logistics and certain alternatives properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its office, logistics and certain alternatives properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily and single-family rental properties primarily consist of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities.
The following table details the components of operating lease income from leases in which the Company is the lessor:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed lease payments	$25,611,818	$7,021,297	$45,865,005	$13,871,407
Variable lease payments	1,426,492	414,644	2,833,467	795,582
Total rental revenues	$27,038,310	$7,435,941	$48,698,472	$14,666,989

The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, alternative, and office properties as of June 30, 2022. The table below excludes our multifamily and single-family rental properties as substantially all leases are shorter term in nature.

Year	Future Minimum Rents
2022 (remaining)	$16,143,050
2023	31,561,265
2024	28,389,642
2025	27,244,226
2026	24,553,223
2027	22,300,634
Thereafter	141,194,718
Total	$291,386,758

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

The following table sets forth the total assets by segment:

	June 30, 2022	December 31, 2021
Multifamily	$963,758,288	$583,308,458
Office	125,480,012	126,966,165
Logistics	114,346,566	74,038,737
Alternatives	463,397,299	332,796,506
Investments in unconsolidated entities	96,119,013	129,671,086
Real estate-related loans and securities	138,242,105	55,074,378
Other (Corporate)	149,367,459	72,858,109
Total assets	$2,050,710,742	$1,374,713,439

The following table sets forth the financial results by segment for the three months ended June 30, 2022:

	Multifamily	Office	Logistics	Alternatives	Investments in unconsolidated entities	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$16,556,119	$3,195,775	$1,760,738	$5,525,678	$—	$—	$27,038,310
Other revenues	2,519,298	151,360	42	84,286	—	—	2,754,986
Total revenues	19,075,417	3,347,135	1,760,780	5,609,964	—	—	29,793,296

Expenses:
Rental property operating	6,803,546	1,328,156	512,987	1,002,643	12,084	—	9,659,416
Total expenses	6,803,546	1,328,156	512,987	1,002,643	12,084	—	9,659,416
Segment net operating income (loss)	$12,271,871	$2,018,979	$1,247,793	$4,607,321	$(12,084)	$—	$20,133,880

Income from real estate-related loans and securities	$—	$—	$—	$—	$—	$1,418,078	$1,418,078
Unrealized gain (loss) on investments	—	—	—	—	(8,659,133)	859,973	(7,799,160)
Depreciation and amortization	9,985,267	1,661,015	1,026,530	2,674,796	—	—	15,347,608
General and administrative expenses							2,483,644
Management fee							2,096,456
Performance fee							4,718,028
Interest expense							8,049,669
Realized gain on financial instruments							7,094,071
Net loss							(11,848,536)
Net loss attributable to non-controlling interests in third party joint ventures							28,702
Net loss attributable to redeemable non-controlling interests							3,673,069
Net loss attributable to stockholders							$(8,146,765)

The following table sets forth the financial results by segment for the six months ended June 30, 2022:

	Multifamily	Office	Logistics	Alternatives	Investments in unconsolidated entities	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$28,719,654	$6,398,496	$3,059,844	$10,520,478	$—	$—	$48,698,472
Other revenues	4,212,674	331,744	54	103,106	—	—	4,647,578
Total revenues	32,932,328	6,730,240	3,059,898	10,623,584	—	—	53,346,050

Expenses:
Rental property operating	12,185,589	2,657,731	1,023,524	1,690,206	24,786	—	17,581,836
Total expenses	12,185,589	2,657,731	1,023,524	1,690,206	24,786	—	17,581,836
Segment net operating income (loss)	$20,746,739	$4,072,509	$2,036,374	$8,933,378	$(24,786)	$—	$35,764,214

Income from real estate-related loans and securities	$—	$—	$—	$—	$—	$2,488,785	$2,488,785
Realized gain on real estate investments	—	—	—	—	—	668,760	668,760
Unrealized gain (loss) on investments	—	—	—	—	(4,720,804)	3,712,568	(1,008,236)
Depreciation and amortization	18,167,523	3,352,138	1,937,807	5,085,331	—	—	28,542,799
General and administrative expenses							4,473,832
Management fee							3,292,720
Performance fee							8,231,219
Interest expense							14,772,765
Realized gain on financial instruments							7,094,071
Net loss							(14,305,741)
Net loss attributable to non-controlling interests in third party joint ventures							22,902
Net loss attributable to redeemable non-controlling interests							4,648,093
Net loss attributable to stockholders							$(9,634,746)

The following table sets forth the financial results by segment for the three months ended June 30, 2021:

	Multifamily	Office	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$4,343,804	$3,092,137	$—	$7,435,941
Other revenues	332,773	150,726	—	483,499
Total revenues	4,676,577	3,242,863	—	7,919,440

Expenses:
Rental property operating	2,137,288	1,291,528	—	3,428,816
Total expenses	2,137,288	1,291,528	—	3,428,816
Segment net operating income	$2,539,289	$1,951,335	$—	$4,490,624

Income from real estate-related loans and securities	$—	$—	$1,352,252	$1,352,252
Realized gain on real estate investments	—	—	—	—
Unrealized gain on investments	10,457	—	321,953	332,410
Depreciation and amortization	2,089,587	1,698,656	—	3,788,243
General and administrative expenses				1,051,762
Management fee				569,389
Performance fee				687,265
Interest expense				1,402,408
Net loss				(1,323,781)
Net loss attributable to non-controlling interests				63,992
Net loss attributable to stockholders				$(1,259,789)

The following table sets forth the financial results by segment for the six months ended June 30, 2021:

	Multifamily	Office	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$8,585,211	$6,081,778	$—	$14,666,989
Other revenues	611,024	253,919	—	864,943
Total revenues	9,196,235	6,335,697	—	15,531,932

Expenses:
Rental property operating	4,133,814	2,610,029	—	6,743,843
Total expenses	4,133,814	2,610,029	—	6,743,843
Segment net operating income	$5,062,421	$3,725,668	$—	$8,788,089

Income from real estate-related loans and securities	$—	$—	$2,554,585	$2,554,585
Realized gain on real estate investments	—	—	980,665	980,665
Unrealized gain (loss) on investments	403,682	—	(83,699)	319,983
Depreciation and amortization	4,673,736	3,438,993	—	8,112,729
General and administrative expenses				2,067,560
Management fee				1,123,438
Performance fee				1,261,088
Interest expense				2,774,865
Net loss				(2,696,358)
Net loss attributable to non-controlling interests				189,270
Net loss attributable to stockholders				$(2,507,088)
15. Subsequent Events

The Company has evaluated events from June 30, 2022, through the date the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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
Forward-Looking Statements
Statements contained in this Form 10-Q that are not historical facts are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and under Part II, Item 1A. Risk Factors in this Form 10-Q and elsewhere in this Form 10-Q, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.
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
As of June 30, 2022, we owned and operated 19 investments in real estate and held investments in one unconsolidated real estate interest, four real estate-related loans, and 19 short-term real estate-related debt securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally (including the COVID-19 pandemic), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties or real estate-related loans.

As of June 30, 2022, our portfolio was invested 89% in real property, 6% in real estate-related debt, and 5% in cash and cash equivalents, and our real property investments were split between multifamily (55%), alternatives (17%), office (17%), logistics (6%) and single-family rental (5%).

Q2 2022 Highlights

Operating and Capital Raising Results:
•Year-to-date total returns through June 30, 2022, excluding upfront selling commissions, of 12.64% for Class S shares, 13.49% for Class I shares and 0.57% for Class D shares.(1) Year-to-date returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued. Total return is calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period.
•Raised $245.8 million of gross proceeds from the sale of our common stock during the three months ended June 30, 2022.
•In June 2022, declared net distributions per share of $0.0505 for Class S shares, $0.0598 for Class I shares and $0.0570 for Class D shares, resulting in annualized distribution rates of 4.40% for Class S shares, 5.18% for Class I shares and 5.00% for Class D shares as of June 30, 2022.(1)
•Reinvested distributions of $3.4 million during the three months ended June 30, 2022.
Investments and Dispositions:
•Closed on property acquisitions with an aggregate purchase price of $214.3 million during the three months ended June 30, 2022, including:
◦One multifamily property for a purchase price of $158.0 million, excluding closing costs.
◦214 single-family rental properties for an aggregate purchase price of $56.3 million, excluding closing costs.
•Invested $73.5 million in real estate-related debt, consisting of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), during the three months ended June 30, 2022.
Financings:
•During the three months ended June 30, 2022, we borrowed $145.9 million on the Secured Credit Facility related to the acquisitions of a multifamily property and single-family rental homes.
•During the three months ended June 30, 2022, we repaid the $50.0 million balance on the Affiliate Line of Credit. As of June 30, 2022, there was no outstanding balance on the facility.

(1) As of June 30, 2022, no Class T shares of common stock had been issued.

Portfolio
The following table provides information regarding our portfolio of real properties as of June 30, 2022:

Investment(1)	Location	Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet / Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Multifamily	April 2019	90.0%	$59.2	448	93%
Arbors of Las Colinas	Dallas, TX	Multifamily	December 2020	90.0%	63.5	408	95%
1110 Key Federal Hill	Baltimore, MD	Multifamily	September 2021	100.0%	73.6	224	100%
Domain	Orlando, FL	Multifamily	November 2021	100.0%	74.1	324	98%
The Burnham	Nashville, TN	Multifamily	November 2021	100.0%	129.0	328	92%
Flats on Front	Wilmington , NC	Multifamily	December 2021	100.0%	97.5	273	99%
Verso Apartments	Beaverton, OR	Multifamily	December 2021	100.0%	74.0	172	98%
2626 South Side Flats	Pittsburgh, PA	Multifamily	January 2022	100.0%	90.0	264	98%
The Parker	Alexandria, VA	Multifamily	March 2022	100.0%	136.0	360	96%
Briggs & Union	Mount Laurel, NJ	Multifamily	April 2022	100.0%	158.0	490	96%
Two Liberty Center	Arlington, VA	Office	August 2019	96.5%	91.2	179,000	97%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95.0%	41.0	177,000	90%
Principal Place(5)	London, UK	Office	November 2021	20.0%	99.8	644,000	100%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100.0%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100.0%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100.0%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100.0%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100.0%	28.8	300,000	100%
DreamWorks Animation Studios	Glendale, CA	Alternatives	December 2021	100.0%	326.5	497,000	100%
Single-Family Rentals	Various	Alternatives	Various	100.0%	99.0	376	100%
Total					$1,721.5

(1)	Investments in real properties includes our consolidated property investments and our unconsolidated investment in Principal Place.
(2)	The joint venture agreements entered into by the Company (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(3)	Purchase price is presented in millions and excludes acquisition costs.
(4)
Occupancy rates as of June 30, 2022. For multifamily investments, occupancy represents the percentage of all leased units divided by the total available units as of the date indicated. For office and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of the date indicated.

(5)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.
Investments in Real Estate-Related Loans and Securities
The following table details our investments in real estate-related loans as of June 30, 2022:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000,000	$(121,471)	$24,878,529
111 Montgomery(2)	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2024	Principal due at maturity(3)	1,175,988	(58,565)	1,117,423
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2024	Principal due at maturity(3)	6,551,820	(35,092)	6,516,728
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2024	Principal due at maturity(3)	1,582,488	(7,871)	1,574,617
					$34,310,296	$(222,999)	$34,087,297

(1)	The term “L” refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of June 30, 2022, one-month LIBOR was equal to 1.79%.
(2)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

(3)	The loan agreement requires mandatory prepayments simultaneous with the closing of the sale of any condominium unit.

The following table details our investments in real estate-related securities as of June 30, 2022:

Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	13	L+3.89%	December 2025	$71,622,000	$68,046,306	$68,536,233
CMBS - fixed	3	3.65%	September 2024	13,794,000	12,786,667	12,760,464
RMBS	3	2.65%	February 2025	12,192,000	8,018,590	7,999,071
Total investments in real estate-related securities	19	4.94%	September 2025	$97,608,000	$88,851,563	$89,295,768

(1)
The term “L” refers to the relevant floating benchmark rates, which include LIBOR and Secured Overnight Financing Rate (“SOFR”), as applicable to each security and loan. As of June 30, 2022, LIBOR was equal to 1.79% and SOFR was equal to 1.50%.

(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.

Lease Expirations
The following table details the expiring leases at our office and logistics properties by annualized base rent and square footage as of June 30, 2022. The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Approximate Gross Leasable Square Footage of Expiring Leases	% of Total Square Feet Expiring
2022	6	$695,380	2%	17,287	1%
2023	13	4,009,103	11%	88,564	5%
2024	6	501,779	1%	52,525	3%
2025	15	3,275,155	9%	110,309	7%
2026	7	2,718,371	7%	91,650	6%
2027	2	1,010,895	3%	53,206	3%
2028	4	981,878	3%	31,362	2%
2029	4	1,834,077	5%	140,225	9%
2030	2	404,898	1%	42,716	3%
2031	1	295,058	1%	38,144	2%
Thereafter	4	20,676,609	57%	974,534	59%
Total	64	$36,403,203	100%	1,640,522	100%

(1)
Annualized base rent is determined from the annualized June 30, 2022 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

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

Results of Operations
The following table sets forth information regarding our consolidated results of operations:

	Three Months Ended		Change	Six Months Ended		Change
	June 30, 2022	June 30, 2021	$	June 30, 2022	June 30, 2021	$
Revenues
Rental revenues	$27,038,310	$7,435,941	$19,602,369	$48,698,472	$14,666,989	$34,031,483
Other revenues	2,754,986	483,499	2,271,487	4,647,578	864,943	3,782,635
Total revenues	29,793,296	7,919,440	21,873,856	53,346,050	15,531,932	37,814,118
Expenses
Rental property operating	9,659,416	3,428,816	6,230,600	17,581,836	6,743,843	10,837,993
General and administrative	2,483,644	1,051,762	1,431,882	4,473,832	2,067,560	2,406,272
Management fee	2,096,456	569,389	1,527,067	3,292,720	1,123,438	2,169,282
Performance fee	4,718,028	687,265	4,030,763	8,231,219	1,261,088	6,970,131
Depreciation and amortization	15,347,608	3,788,243	11,559,365	28,542,799	8,112,729	20,430,070
Total expenses	34,305,152	9,525,475	24,779,677	62,122,406	19,308,658	42,813,748
Other income (expense)
Income from real estate-related loans and securities	1,418,078	1,352,252	65,826	2,488,785	2,554,585	(65,800)
Interest expense	(8,049,669)	(1,402,408)	(6,647,261)	(14,772,765)	(2,774,865)	(11,997,900)
Realized gain on real estate investments, net	—	—	—	668,760	980,665	(311,905)
Realized gain on financial instruments	7,094,071	—	7,094,071	7,094,071	—	7,094,071
Unrealized (loss) gain on investments, net	(7,799,160)	332,410	(8,131,570)	(1,008,236)	319,983	(1,328,219)
Total other income (expense)	(7,336,680)	282,254	(7,618,934)	(5,529,385)	1,080,368	(6,609,753)
Net loss	$(11,848,536)	$(1,323,781)	$(10,524,755)	$(14,305,741)	$(2,696,358)	$(11,609,383)
Net loss attributable to non-controlling interests in third party joint ventures	28,702	63,992	(35,290)	22,902	189,270	(166,368)
Net loss attributable to redeemable non-controlling interests	3,673,069	—	3,673,069	4,648,093	—	4,648,093
Net loss attributable to Brookfield REIT stockholders	$(8,146,765)	$(1,259,789)	$(6,886,976)	$(9,634,746)	$(2,507,088)	$(7,127,658)
Per common share data:
Net loss per share of common stock - basic and diluted	$(0.18)	$(0.06)	$(0.12)	$(0.25)	$(0.12)	$(0.13)
Weighted average number of shares outstanding - basic and diluted	44,702,325	22,201,697	22,500,628	38,235,177	21,742,068	16,493,109
Revenues
Revenues primarily consist of base rent arising from tenant leases at our multifamily, office, logistics, alternatives and single-family rental properties. Revenues increased $21.9 million to $29.8 million and increased $37.8 million to $53.3 million for the three and six months ended June 30, 2022, respectively, compared to June 30, 2021. The increase is due to the significant acquisition activity and growth of the portfolio since June 30, 2021. We owned 19 consolidated investments as of June 30, 2022, compared to five consolidated investments as of June 30, 2021. The components of revenue during these periods are as follows ($ in millions):

	Three Months Ended		Change	Six Months Ended		Change
	June 30, 2022	June 30, 2021	$	June 30, 2022	June 30, 2021	$
Rental revenue	$25.6	$7.0	$18.6	$45.4	$13.8	$31.6
Tenant reimbursements	1.4	0.4	1.0	3.3	0.8	2.5
Ancillary income and fees	2.8	0.5	2.3	4.6	0.9	3.7
Total revenue	$29.8	$7.9	$21.9	$53.3	$15.5	$37.8

Rental Property Operating Expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. Rental property operating expenses increased $6.2 million to $9.7 million and increased $10.8 million to $17.6 million during the three and six months ended June 30, 2022, respectively, compared to June 30, 2021. The increase is attributable to the increase in the portfolio size as described above.
General and Administrative Expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the three and six months ended June 30, 2022, general and administrative expenses increased $1.4 million to $2.5 million and increased $2.4 million to $4.5 million, respectively, compared to June 30, 2021. The increase is attributable to the increase in the portfolio size as described above.
Management Fee
Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the three and six months ended June 30, 2022, management fees increased $1.5 million to $2.1 million and increased $2.2 million to $3.3 million, respectively, compared to June 30, 2021. The increase in the current period was due to the growth of our NAV.
Performance Fee
During the three and six months ended June 30, 2022, accrued performance fees increased $4.0 million to $4.7 million and increased $7.0 million to $8.2 million, respectively, compared to June 30, 2021. The increase in the current period was primarily the result of our increased NAV and a higher total return for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021.
Depreciation and Amortization
During the three and six months ended June 30, 2022, depreciation and amortization increased $11.6 million to $15.3 million and increased $20.4 million to $28.5 million, respectively, compared to June 30, 2021. The increase is attributable to the increase in the portfolio size as described above.
Income from Real Estate-Related Loans and Securities
During the three and six months ended June 30, 2022, interest income from real estate-related loans and securities increased $0.1 million to $1.4 million and decreased $0.1 million to $2.5 million, respectively, compared to June 30, 2021. Transactional activity since June 30, 2021, included the sales of one real estate-related loan and eight real estate-related securities, offset by the acquisitions of eighteen real estate-related securities.
Interest Expense
Interest expense is primarily related to interest payable on our mortgage loans and credit facilities. Interest expense increased $6.6 million to $8.0 million and increased $12.0 million to $14.8 million during the three and six months ended June 30, 2022, respectively, compared to June 30, 2021. The increase is primarily due to additional indebtedness related to the increase in the portfolio size as described above as well as the impact of LIBOR and SOFR increases on our variable rate debt.
Realized Gains on Investments
We did not have any sales or realized gains for the three months ended June 30, 2022, and June 30, 2021. During the six months ended June 30, 2022, one of our CMBS investments was settled for $3.1 million and we recognized a realized gain of $0.7 million. During the six months ended June 30, 2021, we sold an aggregate of $3.9 million of CMBS investments for $4.9 million and recognized a gain of $1.0 million as a result of the sales.
Realized Gains on Financial Instruments
Realized gains on financial instruments consist of foreign currency swap settlements related to our unconsolidated non-U.S. investment in Principal Place. For the three and six months ended June 30, 2022, we had realized gains on financial instruments of $7.1 million due to decreases in the GBP to USD exchange rate. We had no foreign currency swaps for the three and six months ended June 30, 2021.
Unrealized Gains and Losses on Investments
Unrealized gains on investments consists of changes in the fair value of our investments in real estate-related securities and investments in unconsolidated entities. During the three and six months ended June 30, 2022, we recognized unrealized losses of $7.8 million and $1.0 million, respectively. The unrealized losses are primarily attributable to the foreign currency translation of our unconsolidated non-U.S. investment in Principal Place.
Net Loss Attributable to Non-Controlling Interests in Third Party Joint Ventures
Net loss attributable to non-controlling interests in third party joint ventures was near nil for the current periods presented.
Net Loss Attributable to Redeemable Non-Controlling Interests
During the three and six months ended June 30, 2022, there were $3.7 million and $4.6 million, respectively, of net losses allocable to interests held in Brookfield REIT Operating Partnership LP by parties other than the Company. There was no redeemable non-controlling interest during the three and six months ended June 30, 2021.
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
Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and non-recurring factors that they deem sufficient, the Adviser would not be required to reimburse us.
For the four consecutive quarters ended June 30, 2022, our Total Operating Expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in an increased performance fees, our independent directors determined that the excess expenses were justified.
Liquidity and Capital Resources
Our primary needs for liquidity are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay operating expenses, fund capital expenditures at our properties, repay indebtedness, and pay debt service on our outstanding indebtedness. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, management and performance fees we pay to the Adviser (to the extent the Adviser elects to receive such fees in cash) and general corporate expenses.
Our cash needs for acquisitions and other capital investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. Other potential future sources of capital include secured or unsecured financings from banks and other lenders and proceeds from the sale of assets. As of June 30, 2022, we have $261.3 million of undrawn available capacity on our Secured Credit Facility and $125.0 million of undrawn available capacity on our Affiliate Line of Credit. During the six months ended June 30, 2022, we received $343.3 million of proceeds from the sale of shares of our common stock and repurchased $13.1 million in shares of our common stock under our share repurchase plan.
We continue to believe that our current liquidity position is sufficient to meet the need of our expected investment activity.

The following table is a summary of our indebtedness as of June 30, 2022:

Indebtedness	Interest Rate(1)	Maturity Date	Maximum Facility Size	Principal Balance Outstanding
Anzio Apartments mortgage loan	L+1.59%	May 2029		$44,400,000
Two Liberty Center mortgage loan	L+1.50%	August 2024		62,085,155
Lakes at West Covina mortgage loan	L+1.55%	February 2025		25,603,855
Arbors of Las Colinas mortgage loan	SOFR+2.24%	January 2031		45,950,000
1110 Key Federal Hill mortgage loan	2.34%	October 2028		51,520,000
Domain mortgage loan	SOFR+1.50%	December 2026		48,700,000
DreamWorks Animation Studios mortgage loan	3.20%	March 2029		212,200,000
Secured Multifamily Term Loan(2)	SOFR+1.70%	March 2025		372,760,000
Secured Credit Facility(3)	SOFR+1.95%	November 2022	$500,000,000	238,694,094
Affiliate Line of Credit	L+2.25%	November 2022	$125,000,000	—
Total Indebtedness				$1,101,913,104

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of June 30, 2022, one-month LIBOR was equal to 1.79%. As of June 30, 2022, SOFR was equal to 1.50%.
(2)
As of June 30, 2022, borrowings on the Secured Multifamily Term Loan are secured by The Burnham, Flats on Front, Verso Apartments, 2626 South Side Flats and The Parker. The Secured Multifamily Term Loan matures on March 21, 2025, and has two one-year extension options to March 2026 and 2027, subject to certain conditions.

(3)
As of June 30, 2022, borrowings on the Secured Credit Facility are secured by the following properties: 8400 Westphalia Road, 6123-6227 Monroe Court, McLane Distribution Center, 2003 Beaver Road, 187 Bartram Parkway, Briggs & Union and certain properties in the Single Family Rental Portfolio. The facility has a one-year extension option to November 9, 2023, subject to certain conditions.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Net cash provided by operating activities	$34,235,337	$2,600,656
Net cash used in investing activities	(582,627,466)	(9,361,574)
Net cash provided by financing activities	667,019,197	10,656,061
Net change in cash and cash equivalents and restricted cash	$118,627,068	$3,895,143

Cash flows provided by operating activities increased $31.6 million for the six months ended June 30, 2022, compared to the corresponding period in 2021 due to increased cash flows from the operations of our properties and income from our investments in real estate-related debt. As of June 30, 2022, we owned 19 consolidated properties, compared to five properties as of June 30, 2021.
Cash flows used in investing activities increased $573.3 million for the six months ended June 30, 2022, compared to the corresponding period in 2021. Investing activities increased primarily due to the acquisition of five real estate properties, 362 single-family rental properties, and $73.5 million of investments in real estate-related debt securities during the six months ended June 30, 2022.
Cash flows provided by financing activities increased $656.4 million for the six months ended June 30, 2022, compared to the corresponding period in 2021. Financing activities increased primarily due to borrowings from mortgage loans and credit facilities and increased proceeds from the sale of common stock.

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of June 30, 2022:

Components of NAV	June 30, 2022
Investments in real properties	$1,788,082,635
Investments in real estate-related loans and securities	123,541,399
Investments in unconsolidated entities	96,119,013
Cash and cash equivalents	93,577,056
Restricted cash	85,833,626
Other assets	35,016,857
Debt obligations	(1,080,075,078)
Accrued performance fee	(8,231,219)
Accrued stockholder servicing fees(1)	(279,908)
Management fee payable	(1,015,793)
Dividend payable	(4,157,652)
Subscriptions received in advance	(77,634,769)
Other liabilities	(25,356,469)
Non-controlling interests in joint ventures	(21,089,484)
Net asset value	$1,004,330,214
Number of shares/units outstanding	72,988,027

(1)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of June 30, 2022, we have accrued under GAAP approximately $23.7 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2022:

NAV Per Share/Unit	Class S Shares	Class I Shares	Class T Shares	Class D Shares	Class C Shares(1)	Class E Shares(1)	Third-party Operating Partnership Units(2)	Total
Net asset value	$412,308,735	$454,799,441	$—	$29,897	$94,565,755	$41,634,362	$992,024	$1,004,330,214
Number of shares/units outstanding	30,048,463	32,930,126	—	2,180	6,992,925	2,944,182	70,151	72,988,027
NAV Per Share/Unit as of June 30, 2022	$13.7215	$13.8110	$—	$13.7142	$13.5231	$14.1412	$14.1413

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes the partnership interests of the Operating Partnership held by parties other than the Company.
As of June 30, 2022, no Class T shares had been issued.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2022 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.2%	4.8%
Office	7.7%	6.7%
Logistics	5.8%	4.9%
Alternatives	5.0%	4.8%

These assumptions are determined by the independent valuation advisor and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Office Investment Values	Logistics Investment Values	Alternatives Investment Values
Discount Rate	.25% Decrease	2.0%	2.0%	2.1%	2.1%
(weighted average)	.25% Increase	(1.9)%	(1.8)%	(2.1)%	(1.8)%
Exit Capitalization Rate	.25% Decrease	3.6%	2.5%	3.8%	3.6%
(weighted average)	.25% Increase	(3.2)%	(2.3)%	(3.3)%	(3.0)%

The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines, and our unconsolidated interest in Principal Place.

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV:

Reconciliation of Stockholders’ Equity to NAV	June 30, 2022
Stockholders' equity under U.S. GAAP	$765,291,934
Redeemable non-controlling interest	1,005,205
Total partners' capital of Operating Partnership under GAAP	766,297,139
Adjustments:
Accrued stockholder servicing fee	23,422,245
Deferred rent	(3,409,671)
Advanced organizational and offering costs	12,522,731
Selling commissions and dealer manager fees	4,437,825
Unrealized net real estate appreciation	140,133,552
Accumulated amortization of discount	(241,305)
Accumulated depreciation and amortization	61,167,698
NAV	$1,004,330,214
The following details the adjustments to reconcile stockholders’ equity under GAAP to our NAV:
•Accrued stockholder servicing fee: Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S and Class D shares. Under GAAP we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold such share. For purposes of calculating NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.
•Deferred rent: Deferred rent represents straight line rental revenue recorded under GAAP. For purposes of calculating NAV, deferred rental revenues are excluded.
•Organization and offering costs: The Adviser, and previously the Oaktree Adviser, agreed to advance organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 5, 2023, subject to the following reimbursement terms: (1) the Company will reimburse the Adviser for all such advanced expenses paid through July 5, 2022 ratably over the 60 months following July 6,

2022; and (2) the Company will reimburse the Adviser for all such advanced expenses paid from July 6, 2022 through July 5, 2023 ratably over the 60 months following July 6, 2023 As part of the Adviser Transition, the Adviser acquired the Oaktree Adviser’s receivable related to the organization and offering expenses previously incurred by the Oaktree Adviser. We will reimburse the Adviser for the Oaktree Adviser’s receivables ratably over the 60 months following July 6, 2022. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. Organization and offering expenses that have been advanced by the Adviser are excluded for the purposes of calculating NAV and will be recognized as a reduction to NAV as they are reimbursed to the Adviser.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders:

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Net loss attributable to stockholders and redeemable non-controlling interests	$(14,282,839)	$(2,507,088)
Adjustments to arrive at FFO:
Depreciation and amortization	28,542,799	8,112,729
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(375,981)	(611,156)
FFO attributable to stockholders and redeemable non-controlling interests	$13,883,979	$4,994,485
Adjustments to arrive at AFFO:
Straight-line rental income	(1,156,972)	(114,882)
Amortization of above and below market leases and lease inducements	685,500	114,351
Amortization of mortgage premium/discount	(42,363)	(42,363)
Amortization of restricted stock awards	80,625	35,308
Unrealized (gain) loss on investments	1,008,236	(319,983)
Non-cash performance fee and performance participation allocation	8,231,219	1,261,088
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(1,253)	3,485
AFFO attributable to stockholders and redeemable non-controlling interests	22,688,971	5,931,489
Adjustments to arrive at FAD:
Realized gains on real estate-related loans and securities	(668,760)	(980,665)
Non-cash management fee	3,292,720	1,123,438
Stockholder servicing fees	(1,361,795)	(656,666)
FAD attributable to stockholders and redeemable non-controlling interests	$23,951,136	$5,417,596

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
Each class of the Company’s common stock receives the same aggregate gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fees, management fees and performance fees, which are deducted from the monthly distribution per share.
The following table details the net distribution for each of our share classes for the six months ended June 30, 2022:

Declaration Date	Class S Shares	Class I Shares	Class C Shares	Class E Shares	Class T Shares	Class D Shares
January 28, 2022	$0.0459	$0.0546	$0.0547	$0.0676	$—	$—
March 1, 2022	0.0473	0.0552	0.0553	0.0683	—	—
March 30, 2022	0.0478	0.0568	0.0569	0.0703	—	—
April 28, 2022	0.0488	0.0575	0.0577	0.0712	—	—
May 27, 2022	0.0505	0.0599	0.0601	0.0742	—	—
June 29, 2022	0.0505	0.0598	0.0601	0.0742	—	0.0570
Total	$0.2908	$0.3438	$0.3448	$0.4258	$—	$0.0570
On June 1, 2022, the Company issued its first Class D shares of common stock. As of June 30, 2022, no Class T shares had been issued.

The following tables summarize our distributions declared during the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$5,097,890	60%	$1,292,443	51%
Reinvested in shares	3,384,028	40%	1,232,260	49%
Total distributions	$8,481,918	100%	$2,524,703	100%

Sources of Distributions
Cash flows from operating activities from current period	$8,481,918	100%	$253,655	10%
Cash flows from investment gains	—	—%	980,665	39%
Undistributed cash flows from operating activities from prior periods	—	—%	1,290,383	51%
Total sources of distributions	$8,481,918	100%	$2,524,703	100%

Cash flows from operating activities	$23,777,746		$218,961
Funds from Operations	$2,258,893		$2,248,657

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$7,323,926	55%	$2,705,871	56%
Reinvested in shares	5,959,329	45%	2,165,833	44%
Total distributions	$13,283,255	100%	$4,871,704	100%

Sources of Distributions
Cash flows from operating activities from current period	$13,247,255	100%	$2,600,656	54%
Cash flows from investment gains	—	—%	980,665	20%
Undistributed cash flows from operating activities from prior periods	—	—	1,290,383	26%
Total sources of distributions	$13,247,255	100%	$4,871,704	100%

Cash flows from operating activities	$34,235,337		$2,600,656
Funds from Operations	$13,883,979		$4,994,485

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
Upon acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities. The most significant portion of the allocation is to building and land and requires the use of market based estimates and assumptions. The company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.
We also consider an allocation of the purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. For acquired in-place leases, above- and below-market lease values are recorded at their fair values (using a discount rate that reflects the risks associated with the lease acquired) equal to the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.
Impairment of Long-Lived Assets
We review our real estate portfolio each quarter or when there is an event or change in circumstances to determine if there are any indicators of impairment in the carrying values of any of our real estate assets. If the carrying amount of the real estate asset is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.
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
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2022, the outstanding principal balance of our variable rate indebtedness was $838.2 million and consisted of mortgage loans, our Secured Credit Facility and our Affiliate Line of Credit.
Certain of our mortgage loans and other indebtedness are variable rate and are indexed to the one-month U.S. Dollar denominated LIBOR and the U.S. Dollar denominated daily simple SOFR (collectively, the “Reference Rates”). For the six months ended June 30, 2022, a 10% increase in the Reference Rates would have resulted in increased interest expense of $0.3 million.
Investments in Real Estate-Related Loans and Securities
As of June 30, 2022, we held $123.4 million of investments in four real estate-related loans and 19 real estate-related securities. Certain of our investments are variable rate and are indexed to the Reference Rates and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the six months ended June 30, 2022, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.1 million.
We may also be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. We seek to manage our exposure market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of June 30, 2022, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $8.9 million.
Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar (“USD”). We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. As of June 30, 2022, we have one foreign exchange derivative with a notional hedged amount of £73.3 million GBP.
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

LIBOR Transition
The Financial Conduct Authority (the “FCA”) in the United Kingdom ceased compelling banks to submit rates for the calculation of LIBOR in 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. In November 2020, the ICE Benchmark Administration Limited, the benchmark administrator for USD LIBOR rates, proposed extending the publication of certain commonly used USD LIBOR settings until June 30, 2023 and the FCA issued a statement supporting such proposal. It is not possible to predict the effect of these changes, including when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
During the six months ended June 30, 2022, we sold equity securities that were not registered under the Securities Act. As described in Note 10 to our Consolidated Financial Statements, the Adviser is entitled to an annual management fee payable monthly in cash or shares of common stock, in each case at the Adviser’s election. For each of the six months ended June 30, 2022, the Adviser elected to receive its management fees in Class E shares and in June 2022 we issued 172,098 unregistered Class E shares to the Adviser in satisfaction of the management fee for January 2022 through May 2022. Additionally, we issued 73,289 unregistered Class I shares to the Adviser in July 2022 in satisfaction of the June 2022 management fee. These shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Adviser was made pursuant to Section 4(a)(2) of the Securities Act.
We have also sold Class I and Class C shares in private offerings to feeder vehicles that offer interests in such feeder vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. For the six months ended June 30,

2022, we received $133.6 million from the sale of 8,534,772 unregistered Class I shares and $68.6 million from the sale of 5,348,623 unregistered Class C shares.
We have also sold Class E shares to Brookfield and certain of its affiliates in one or more private offerings. The offer and sale of Class E shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2). For the six months ended June 30, 2022, we received $7.8 million from the sale of 554,550 unregistered Class E shares to affiliates of Brookfield.
Share Repurchases
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an “Early Repurchase Deduction”) subject to certain limited exceptions. Settlements of share repurchases will be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan, to shares the Adviser elects to receive instead of cash in respect of its management fee, or to shares issued to an affiliate of Brookfield in exchange for Class E units of the Operating Partnership that were issued to such entity in connection with its contribution of certain assets to the Operating Partnership in connection with the Adviser Transition. In addition, shares of our common stock are sold to certain feeder vehicles primarily created to hold our shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, we may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
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
We and the Operating Partnership have also entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which we and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating Partnership units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Operating Partnership units that it receives in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) the date that is the third anniversary of the date of the prospectus for the Follow-On Public Offering. Following such date, the Brookfield Investor may cause us to repurchase its shares and Operating Partnership units (above the $50 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Follow-On Public Offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. For the year ended December 31, 2021 and the six months ended June 30, 2022, the Company and the Operating Partnership did not repurchase any shares or Operating Partnership units as part of the Brookfield Repurchase Arrangement.
On November 30, 2021, the Operating Partnership and the Brookfield Investor entered into a subscription agreement (the “Brookfield Subscription Agreement”) pursuant to which the Brookfield Investor agreed to purchase up to $83 million of Class E OP Units upon the request of the general partner of the Operating Partnership, of which the Company is the sole member. On December 1, 2021, the Brookfield Investor was issued 3,756,480 Class E OP Units in exchange for $45 million. On January 3, 2022, the Brookfield Investor was issued 3,075,006 Class E OP Units in exchange for $38 million. On June 29, 2022, the Company, the Operating Partnership and the Brookfield Investor entered into an agreement pursuant to which all such Class E

OP Units issued to the Brookfield Investor in connection with the Brookfield Subscription Agreement were converted to Class I shares of the Company’s common stock at the then-applicable conversion factor per unit based on the most recently determined NAV of Class E OP Units and Class I shares. The Class I shares held by the Brookfield Investor in connection with the Brookfield Subscription Agreement are not subject to the Brookfield Repurchase Arrangement, but may be redeemed, in whole or in part, for cash upon the request of the Brookfield Investor.
During the three months ended June 30, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of Shares Outstanding	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(1)
April 2022	87,310	0.23%	$13.0903	87,310	—
May 2022	417,276	0.99%	$13.6266	417,276	—
June 2022	388,093	0.53%	$13.8722	388,093	—
Total	892,679			892,679

(1)	Repurchases are limited as described above.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Amended and Restated Valuation Guidelines
On August 9, 2022, the Board approved the Company’s Amended and Restated Valuation Guidelines in order to reflect that the Adviser will advance organization and offering expenses through July 5, 2023, subject to the repayment conditions therein.
Amendment to the Advisory Agreement
On August 9, 2022, the Board approved, and the Company entered into, Amendment No 1. to the Amended and Restated Advisory Agreement (the “Amendment to the Advisory Agreement”) by and among the Company, the Operating Partnership and the Adviser in order to reflect that the Adviser will advance organization and offering expenses through July 5, 2023, subject to the repayment conditions therein.
The foregoing description of the Amendment to the Advisory Agreement is a summary only and is qualified in all respects by the provisions of the Advisory Agreement Amendment, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.    EXHIBITS

Exhibit Number	Description

4.1	Brookfield Share/OP Unit Repurchase Arrangement (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q on May 16, 2022 and incorporated herein by reference).

4.2	Distribution Reinvestment Plan (filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q on May 16, 2022 and incorporated herein by reference).

4.3	Share Repurchase Plan (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q on May 16, 2022 and incorporated herein by reference).

4.4
Omnibus Assignment, Conversion and Redemption Agreement, dated June 29, 2022, by and between BUSI II-C L.P. and Brookfield Real Estate Income Trust Inc., among others, (filed as Exhibit 10. to Amendment No. 1 to the Registrant’s report on Form 13D on July 1, 2022 and incorporated herein by reference).

10.1*
Amendment No. 1 to the Amended and Restated Advisory Agreement, dated August 9, 2022, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC

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

Brookfield Real Estate Income Trust Inc.

August 12, 2022	/s/ Zachary B. Vaughan
Date	Zachary B. Vaughan
Chief Executive Officer
(Principal Executive Officer)

August 12, 2022	/s/ Dana E. Petitto
Date	Dana E. Petitto
Chief Financial Officer
(Principal Financial Officer)

August 12, 2022	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Accounting Officer
(Principal Accounting Officer)