Form 10-Q
period 2022-09-30
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2022-11-14
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock as of October 31, 2022 was 88,162,154, consisting of 41,310,296 Class I shares, par value $0.01 per share, 34,545,023 Class S shares, par value $0.01 per share, 9,387,833 Class C shares, par value $0.01 per share, 30,995 Class D shares, par value $0.01 per share, and 2,888,007 Class E shares, no par value per share.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021
Assets
Investments in real estate, net	$1,583,834,937	$1,065,758,310
Investments in real estate-related loans and securities, net	306,119,228	55,074,378
Investments in unconsolidated entities	82,247,709	129,671,086
Intangible assets, net	46,341,309	49,151,909
Cash and cash equivalents	96,156,143	29,988,565
Restricted cash	31,800,423	30,795,049
Accounts and other receivables, net	13,407,053	3,756,111
Other assets	15,122,034	10,518,031
Total Assets	$2,175,028,836	$1,374,713,439
Liabilities
Mortgage loans and secured credit facility, net	$1,109,515,309	$733,793,220
Unsecured revolving credit facility	—	105,000,000
Due to affiliates	54,224,552	35,890,147
Intangible liabilities, net	27,812,392	28,384,385
Accounts payable, accrued expenses and other liabilities	37,878,571	16,223,191
Subscriptions received in advance	22,074,124	24,380,740
Total Liabilities	1,251,504,948	943,671,683
Commitments and contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	1,022,106	200,085,855
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; no shares issued nor outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000,000 shares authorized; 33,052,037 and 20,045,775 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	330,520	200,457
Common stock - Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 41,261,903 and 2,825,208 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	412,619	28,253
Common stock - Class T shares, $0.01 par value per share, 225,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021.	—	—
Common stock - Class D shares, $0.01 par value per share,100,000,000 shares authorized; 17,628 shares issued and outstanding as of September 30, 2022 and none issued and outstanding as of December 31, 2021.	176	—
Common stock - Class C shares, $0.01 par value per share,100,000,000 shares authorized; 9,239,563 and 1,644,303 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	92,396	16,443
Common stock - Class E shares, $0.00 par value per share,100,000,000 shares authorized; 2,815,377 and 2,097,971shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	993,025,534	249,426,060
Accumulated deficit	(75,888,146)	(23,608,973)
Total Stockholders’ Equity	917,973,099	226,062,240
Non-controlling interests attributable to third party joint ventures	4,153,683	4,518,661
Non-controlling interests attributable to preferred stockholders	375,000	375,000
Total Equity	922,501,782	230,955,901
Total Liabilities and Stockholders' Equity	$2,175,028,836	$1,374,713,439
See accompanying notes to consolidated financial statements.

The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary.

	September 30, 2022	December 31, 2021
Assets
Investments in real estate, net	$226,029,260	$230,635,634
Intangible assets, net	5,931,869	7,311,796
Cash and cash equivalents	2,336,818	2,940,040
Restricted cash	7,448,302	5,413,888
Accounts and other receivables, net	3,334,621	597,673
Other assets	1,001,347	2,866,289
Total Assets	$246,082,217	$249,765,320

Liabilities
Mortgage loans, net	$177,312,880	$177,150,209
Intangible liabilities, net	26,986	45,019
Accounts payable, accrued expenses and other liabilities	5,411,189	4,317,033
Total Liabilities	$182,751,055	$181,512,261
See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues
Rental revenues	$29,800,542	$7,990,019	$78,499,014	$22,657,008
Other revenues	2,526,784	479,552	7,174,362	1,344,495
Total revenues	32,327,326	8,469,571	85,673,376	24,001,503
Expenses
Rental property operating	12,058,745	3,508,587	29,640,581	10,252,430
General and administrative	2,677,064	1,119,953	7,150,896	3,187,513
Management fee	3,483,760	643,490	6,776,480	1,766,928
Performance fee	3,682,263	3,686,804	11,913,482	4,947,892
Depreciation and amortization	13,773,074	3,350,031	42,315,873	11,462,760
Total expenses	35,674,906	12,308,865	97,797,312	31,617,523
Other income (expense)
Income from real estate-related loans and securities	3,157,771	1,326,228	5,646,556	3,880,813
Interest expense	(11,133,394)	(1,476,601)	(25,906,159)	(4,251,466)
Realized (loss) gain on real estate investments, net	(29,966)	296,975	638,794	1,277,640
Realized gain on financial instruments	3,319,040	—	10,413,111	—
Unrealized (loss) gain on investments, net	(7,358,492)	(93,557)	(8,366,728)	226,426
Total other (expense) income	(12,045,041)	53,045	(17,574,426)	1,133,413
Net loss	(15,392,621)	(3,786,249)	(29,698,362)	(6,482,607)
Net loss attributable to non-controlling interests in third party joint ventures	40,998	2,140	63,900	191,410
Net income attributable to non-controlling interests - preferred stockholders	(24,251)	—	(24,251)	—
Net loss attributable to redeemable non-controlling interests	13,308	—	4,661,401	—
Net loss attributable to Brookfield REIT stockholders	$(15,362,566)	$(3,784,109)	$(24,997,312)	$(6,291,197)
Per common share data:
Net loss per share of common stock - basic and diluted	$(0.19)	$(0.17)	$(0.47)	$(0.29)
Weighted average number of shares outstanding - basic and diluted	82,473,239	22,667,470	53,143,361	22,027,204
See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended September 30, 2022
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at June 30, 2022	$329,301	$300,485	$69,929	$—	$22	$811,119,171	$(46,526,974)	$765,291,934	$4,229,766	$375,000	$769,896,700
Common stock issued	85,550	35,990	22,467	—	154	199,901,453	—	200,045,614	—	—	200,045,614
Stock-based compensation	—	—	—	—	—	161,250	—	161,250	—	—	161,250
Distribution reinvestment	3,500	2,170	—	—	—	8,422,387	—	8,428,057	—	—	8,428,057
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	30,665	—	30,665
Distributions	—	—	—	—	—	—	(14,032,884)	(14,032,884)	(65,750)	—	(14,098,634)
Common stock repurchased	(5,732)	(8,125)	—	—	—	(22,344,644)	—	(22,358,501)	—	—	(22,358,501)
Offering Costs	—	—	—	—	—	(5,037,009)	—	(5,037,009)	—	—	(5,037,009)
Net (loss) income	—	—	—	—	—	—	(15,375,874)	(15,375,874)	(40,998)	—	(15,416,872)
Allocation to redeemable non-controlling interests	—	—	—	—	—	837,204	13,308	850,512	—	—	850,512
Balance at September 30, 2022	$412,619	$330,520	$92,396	$—	$176	$993,059,812	$(75,922,424)	$917,973,099	$4,153,683	$375,000	$922,501,782

Three Months Ended September 30, 2021
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at June 30, 2021	$34,481	$168,747	$9,144	$—	$—	$209,543,729	$(22,558,358)	$187,197,743	$7,219,569	$—	$194,417,312
Stock-based compensation	—	—	—	—	—	17,644	—	17,644	—	—	17,644
Distribution reinvestment	42	1,162	—	—	—	1,378,981	—	1,380,185	—	—	1,380,185
Common stock issued	4,116	26,293	4,590	—	—	38,037,433	—	38,072,432	—	—	38,072,432
Contributions	—	—	—	—	—	—	—	—	22,104	—	22,104
Distributions	—	—	—	—	—	—	(2,555,039)	(2,555,039)	(175,600)	—	(2,730,639)
Common stock repurchased	(10,718)	(652)	—	—	—	(11,436,328)	—	(11,447,698)	—	—	(11,447,698)
Offering Costs	—	—	—	—	—	(15,030,582)	—	(15,030,582)	—	—	(15,030,582)
Net loss	—	—	—	—	—	—	(3,784,109)	(3,784,109)	(2,140)	—	(3,786,249)
Balance at September 30, 2021	$27,921	$195,550	$13,734	$—	$—	$222,510,877	$(28,897,506)	$193,850,576	$7,063,933	$—	$200,914,509

Nine Months Ended September 30, 2022
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2021	$28,253	$200,457	$16,443	$—	$—	$249,426,060	$(23,608,973)	$226,062,240	$4,518,661	$375,000	$230,955,901
Common stock issued	388,896	139,396	75,953	—	176	831,932,140	—	832,536,561	—	—	832,536,561
Stock-based compensation	—	—	—	—	—	241,875	—	241,875	—	—	241,875
Distribution reinvestment	3,895	5,690	—	—	—	14,377,801	—	14,387,386	—	—	14,387,386
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	63,255	—	63,255
Distributions	—	—	—	—	—	—	(27,316,139)	(27,316,139)	(364,333)	(24,251)	(27,704,723)
Common stock repurchased	(8,425)	(15,023)	—	—	—	(36,659,357)	—	(36,682,805)	—	—	(36,682,805)
Offering Costs	—	—	—	—	—	(17,089,216)	—	(17,089,216)	—	—	(17,089,216)
Net (loss) income	—	—	—	—	—	—	(29,658,713)	(29,658,713)	(63,900)	24,251	(29,698,362)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(49,169,491)	4,661,401	(44,508,090)	—	—	(44,508,090)
Balance at September 30, 2022	$412,619	$330,520	$92,396	$—	$176	$993,059,812	$(75,922,424)	$917,973,099	$4,153,683	$375,000	$922,501,782

Nine Months Ended September 30, 2021
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2020	$74,773	$130,326	$—	$—	$—	$200,440,567	$(15,179,566)	$185,466,100	$7,717,849	$—	$193,183,949
Stock-based compensation	68	—	—	—	—	52,884	—	52,952	—	—	52,952
Distribution reinvestment	143	2,985	—	—	—	3,407,929	—	3,411,057	—	—	3,411,057
Common stock issued	16,771	65,767	13,734	—	—	103,214,742	—	103,311,014	—	—	103,311,014
Contributions	—	—	—	—	—	—	—	—	80,169	—	80,169
Distributions	—	—	—	—	—	—	(7,426,743)	(7,426,743)	(542,675)	—	(7,969,418)
Common stock repurchased	(63,834)	(3,528)	—	—	—	(67,642,581)	—	(67,709,943)	—	—	(67,709,943)
Offering Costs	—	—	—	—	—	(16,962,664)	—	(16,962,664)	—	—	(16,962,664)
Net loss	—	—	—	—	—	—	(6,291,197)	(6,291,197)	(191,410)	—	(6,482,607)
Balance at September 30, 2021	$27,921	$195,550	$13,734	$—	$—	$222,510,877	$(28,897,506)	$193,850,576	$7,063,933	$—	$200,914,509

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(29,698,362)	$(6,482,607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,315,873	11,462,760
Management fees	6,776,480	1,766,928
Performance fees	11,913,482	—
Amortization of above and below market leases and lease inducements	(810,186)	165,560
Amortization of restricted stock grants	241,875	52,952
Amortization of deferred financing costs	2,066,129	214,546
Amortization of origination fees and discount	(157,996)	(129,660)
Capitalized interest from the real estate-related loans	193,331	(641,373)
Realized gain on investments in real estate-related loans and securities	(638,794)	(1,277,640)
Unrealized (gain) loss on investments	8,366,728	(226,426)
Distributions of earnings from unconsolidated entities	2,397,076	—
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(296,876)	(132,274)
Decrease (increase) in other assets	6,231,444	(626,067)
Increase in accounts and other receivables	(9,599,554)	(482,809)
Increase in accounts payable, accrued expenses and other liabilities	14,888,833	1,533,792
Increase in due to affiliates	1,143,065	1,357,476
Net cash provided by operating activities	55,332,548	6,555,158

Cash flows from investing activities
Acquisitions of real estate	(545,159,044)	(75,152,886)
Purchase of real estate-related loans and securities	(263,957,089)	(30,231,024)
Proceeds from sale of real estate-related loans and securities	6,021,880	6,321,963
Proceeds from principal repayments of real estate-related loans	4,492,817	5,722,892
Capital improvements to real estate	(11,864,502)	(2,408,970)
Purchase of trading securities	(14,872,284)	—
Proceeds from sale of trading securities	14,875,242	—
Proceeds from sale of preferred membership interests	28,831,269	—
Net cash used in investing activities	(781,631,711)	(95,748,025)

Cash flows from financing activities:
Proceeds from mortgage loans and secured term loan	584,960,000	51,628,338
Proceeds from secured credit facility	264,077,379	—
Proceeds from affiliate line of credit	43,000,000	—
Repayment of mortgage loans	(214,750,000)	—
Repayment of secured credit facility	(256,861,000)	—
Repayments of affiliate line of credit	(148,000,000)	—
Payment of deferred financing costs	(3,778,963)	(319,619)
Proceeds from issuance of common stock	517,201,528	101,658,802
Proceeds from issuance of OP units	38,000,000	—
Subscriptions received in advance	22,074,124	—
Repurchases of common stock	(37,110,846)	(70,139,372)
Payment of organizational and offering costs	(5,574,205)	(1,579,475)
Distributions to non-controlling interests	(364,333)	(542,675)
Contributions from non-controlling interests	63,255	80,169
Distributions	(9,440,573)	(3,881,204)
Distributions to non-controlling interests attributable to preferred stockholders	(24,251)	—
Net cash provided by financing activities	793,472,115	76,904,964

Net change in cash and cash-equivalents and restricted cash	67,172,952	(12,287,903)
Cash and cash-equivalents and restricted cash, beginning of period	60,783,614	36,019,225
Cash and cash-equivalents and restricted cash included in assets held for sale, end of period	—	848,120
Cash and cash-equivalents and restricted cash, end of period	$127,956,566	$22,883,202
See accompanying notes to financial statements.

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash and cash equivalents	$96,156,143	$17,820,784
Restricted cash	31,800,423	5,062,418
Total cash and cash equivalents and restricted cash	$127,956,566	$22,883,202

Supplemental disclosures:
Interest paid	$23,409,161	$3,958,100
Non-cash investing and financing activities:
Conversion of Brookfield REIT OP units to shares	$284,785,172	$—
Issuance of Brookfield REIT OP units as consideration for performance participation allocation	$2,345,920	$—
Accrued distributions	$2,106,443	$903,005
Accrued stockholder servicing fee due to affiliate	$14,333,215	$14,376,827
Accrued offering costs	$71,042	$1,102,742
Distributions reinvested	$14,387,386	$3,411,057
Accrued management fees in due to affiliates	$607,360	$384,219
Accrued capital improvements	$165,415	$13,963
Allocation to redeemable non-controlling interest	$49,169,491	$—
Reinvested distributions to redeemable non-controlling interest	$7,802,617	$—
Real estate related loan repayment in accounts receivable	$—	$394,810
Accrued repurchases of common stock in accounts payable	$4,660,103	$—
Accrued repurchases of common stock in due to affiliates	$—	$208,070
Unsettled purchases of investments in real estate-related securities included in accounts payable, accrued expenses and other liabilities	$4,585,608	$—
Unsettled sales of investments in real estate-related securities included in accounts and other receivables, net	$5,892,583	$—

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Organization and Business Purpose
Brookfield Real Estate Income Trust Inc. (formerly Oaktree Real Estate Income Trust, Inc.) (the “Company”) was formed on July 27, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019. The Company invests primarily in high-quality real estate properties in desirable locations - primarily income-producing U.S. commercial real estate with upside potential through active asset management. To a lesser extent, the Company invests in real estate-related investments, including real estate-related debt and real estate-related securities. The Company is the sole general partner of Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”). Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Inc. (together with its affiliates, “Brookfield”). Prior to the Adviser Transition (as defined below) that occurred on November 2, 2021, the Company was externally managed by Oaktree Fund Advisors, LLC (the “Oaktree Adviser” or the “Sub-Adviser”), an affiliate of Oaktree Capital Management, L.P. (“Oaktree”).
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
The Company had previously registered with the Securities and Exchange Commission (the “SEC”) its initial public offering of up to $2,000,000,000 in shares of common stock (the “Initial Public Offering”), which was initially declared effective on April 30, 2018 and terminated on November 2, 2021. The Company subsequently registered a follow-on offering with the SEC of up to $7,500,000,000 in shares of common stock, consisting of up to $6,000,000,000 in shares in its primary offering and up to $1,500,000,000 in shares pursuant to its distribution reinvestment plan, which was declared effective on November 2, 2021 (the “Current Offering” and with the Initial Public Offering, the “Offering”).
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
In addition to the Offering, the Company is conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Regulation S thereunder. The Company is also offering Class E shares to Brookfield and certain of its affiliates in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) of the Securities Act.
As of September 30, 2022, the Company owned 19 investments in real estate, one investment in an unconsolidated real estate venture, four investments in real estate-related loans, and 70 investments in real estate-related debt securities. The Company currently operates in six reportable segments: multifamily, office, logistics, single-family rental, net lease and real estate-related loans and securities. Effective September 30, 2022, the Company made changes to its reportable segments as detailed in Note 14. Investments in unconsolidated entities are included in the respective property segment as further described in Note 4. Financial results by segment are reported in Note 14.

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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022.
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
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of September 30, 2022 and December 31, 2021.
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
The Company has elected the FVO for its investment in unconsolidated entities and therefore reports this investment at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Unrealized (loss) gain on investments, net on the Company’s Consolidated Statements of Operations.
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
The Company assesses its real estate-related loans for impairment and loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms, including consideration of the underlying collateral value. As of September 30, 2022, each of the Company’s real estate-related loans was performing in accordance with its contractual terms and no impairment loss has been recognized.
The Company has elected to classify its real estate debt securities as trading securities and carry such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Unrealized (loss) gain on investments, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security. Interest income from real estate-related debt securities is recorded as a component of Income from real estate-related loans and securities on the accompanying Consolidated Statements of Operations.
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
Trading Securities
Trading securities consist of U.S. government securities that are available to support our current operations and liquidity. Trading securities have been classified as available-for-sale securities and are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Unrealized (loss) gain on investments, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Income from real estate-related loans and securities on the accompanying Consolidated Statements of Operations. The Company did not hold any trading securities as of September 30, 2022 and December 31, 2021.
Foreign Currency
In the normal course of business, the Company makes investments in real estate outside the United States (“U.S.”) through subsidiaries that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations as a component of Unrealized (loss) gain on investments, net on the Company’s Consolidated Statements of Operations.
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
The Company recognizes all derivatives as either assets or liabilities in the accompanying Consolidated Balance Sheets and measures those instruments at fair value. Changes in the fair values of the Company’s derivatives are recorded in current-period earnings as a component of Unrealized (loss) gain on investments, net on the accompanying Consolidated Statements of Operations. The Company recognized $1.8 million and $7.6 million of net unrealized losses on its derivative instruments during the three and nine months ended September 30, 2022, respectively. Realized gains or losses on foreign currency derivatives are recorded as Realized gain on financial instruments in the accompanying Consolidated Statements of Operations. The Company recognized $3.3 million and $10.4 million of realized gains on its foreign currency contracts during the three and nine months ended September 30, 2022, respectively. The Company did not have any realized gains on foreign currency contracts during the three and nine months ended September 30, 2021.
As of September 30, 2022, the Company’s derivative instruments consisted of the following:

	Number of Instruments	Notional Amount	Weighted Average Strike Rate	Weighted Average Maturity (years)
Interest Rate Swaps	1	$33,800,000	0.7%	1.9
Interest Rate Caps	2	$90,350,000	2.7%	0.9
Foreign Currency Swap Contracts	1	£73,300,000	N/A	0.8

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
Valuation of Assets and Liabilities Measured at Fair Value
The Company’s investments in real estate-related securities and trading securities are reported at fair value. The Company generally determines the fair value of its investments in real estate-related securities and trading securities by utilizing third-party pricing service providers. In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. The inputs used in determining the Company’s real estate-related securities and trading securities reported at fair value are considered Level 2.
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
The Company has elected the FVO for its equity method investment and therefore, reports this investment at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Unrealized (loss) gain on investments, net on the Company’s Consolidated Statements of Operations. The Company separately values the assets and liabilities of the equity method investment. To determine the fair value of the assets of the equity method investments, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company determines the fair value of the indebtedness of the equity method investment by modeling the cash flows required by the debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its equity method investment at fair value. The inputs used in determining the Company’s equity method investment carried at fair value are considered Level 3.
The Company’s carrying values of cash and cash equivalents, restricted cash, accounts receivable and other receivables, accounts payable, accrued liabilities and other liabilities approximate fair value because of the short-term nature of these instruments.

The following table details the Company’s assets measured at fair value on a recurring basis:

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$—	$273,052,892	$—	$273,052,892	$—	$19,511,008	$—	$19,511,008
Investment in unconsolidated entities	—	—	82,247,709	82,247,709	—	—	100,839,817	100,839,817
Derivatives	—	11,816,827	—	11,816,827	—	1,514,258	—	1,514,258
Total	$—	$284,869,719	$82,247,709	$367,117,428	$—	$21,025,266	$100,839,817	$121,865,083

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs:

Investment in unconsolidated entities
Balance as of December 31, 2021	$100,839,817
Distributions of earnings from unconsolidated entities	(2,397,076)
Included in net loss
Unrealized loss on investments, net	(16,195,032)
Balance as of September 30, 2022	$82,247,709
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of September 30, 2022, the fair value of the Company’s mortgage loans and other indebtedness was approximately $27.1 million below the outstanding principal balance.
Income Taxes
The Company believes that it qualifies to be taxed as a REIT for U.S. federal income tax purposes. The Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
The Company has formed wholly-owned subsidiaries that are taxed as taxable REIT subsidiaries (“TRSs”) that are subject to taxation at the federal, state and local levels, as applicable. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business. The Company will account for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset my not be realized.
Organization and Offering Expenses
Organizational expenses are expensed as incurred on the Company's Consolidated Statements of Operations, and offering costs are charged to equity as incurred on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.
The Adviser and its affiliates advanced $12.5 million of organization and offering expenses on the Company’s behalf through July 5, 2022, and the Company reimburses the Adviser for all such advanced expenses ratably over the 60 months following July 6, 2022. Additionally, the Adviser has agreed to advance organization and offering costs from July 6, 2022 through July 5, 2023, and the Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following July 6, 2023. As of September 30, 2022, the Adviser has advanced $0.2 million of organization and offering expenses on the Company's behalf for expenses paid from July 6, 2022 through September 30, 2022. Any amount due to the Adviser but not paid is recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

Earnings Per Share
The Company uses the two-class method in calculating earnings per share (“EPS”) when it issues securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, the Company declares dividends on its common stock. Basic earnings per share (“Basic EPS”) for the Company’s common stock are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period, respectively. Diluted earnings per share (“Diluted EPS”) is calculated similarly, however, it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three and nine months ended September 30, 2022 and 2021, there were no dilutive participating securities.
Stockholder Servicing Fee
The Company has entered into a dealer manager agreement with Brookfield Oaktree Wealth Solutions LLC, a registered broker-dealer affiliated with the Adviser (“Dealer Manager”), to serve as the dealer manager for the Current Offering. The Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees of up to 3.5% of the transaction price and ongoing stockholder servicing fees of 0.85% per annum of the aggregate NAV for outstanding Class S and Class T shares with a limit of up to, in the aggregate, 8.75% of the gross proceeds from such shares. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price and ongoing stockholder servicing fees of 0.25% per annum of the aggregate NAV for outstanding Class D shares with a limit of up to, in the aggregate, 8.75% of the gross proceeds from such shares. There are no upfront selling commissions, dealer manager fees or ongoing stockholder servicing fees with respect to Class I shares. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Current Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company accrues the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold, which is recorded as a component of Due to affiliates in the Company's Consolidated Balance Sheets.
The Company previously accrued upfront selling commissions and ongoing stockholder servicing fees on a monthly basis as incurred and recorded the monthly accrual as a reduction of additional paid-in capital as part of the offering costs on the Company's Consolidated Statements of Changes in Stockholders' Equity. During the quarter ended September 30, 2021, the Company determined that it should have accrued the full cost of stockholder servicing fees for Class S shares at the time the shares were issued based on the contractual cap of 8.75% of gross proceeds (no Class T or Class D shares had been issued prior to September 30, 2021). The Company assessed the cumulative impact of the error on accounts payable, accrued expenses and other liabilities and additional paid-in capital as of and for the years ended December 31, 2020 and 2019. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this correction on its financial statements for the years ended December 31, 2020 and 2019. As a result of its analysis, the Company recorded a $12.3 million reduction to equity and a corresponding increase in accounts payable, accrued expenses and other liabilities as of September 30, 2021. The Company concluded the effect was not material to its financial statements for any prior period nor the current year and, as such, those financial statements are not materially misstated.
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
In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842), and related ASU’s subsequently issued (collectively, "ASC 842"), which requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. As of January 1, 2022, the Company adopted the lease guidance. The Company’s rental revenue primarily consists of base rent arising from tenant leases at the Company’s properties under operating leases. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to segregate the lease components from the non-lease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and non-lease components are accounted for in accordance with ASC 842 and reported as rental revenues in the accompanying Consolidated Statements of Operations. As of September 30, 2022, the Company had no investments in real estate subject to ground leases and has therefore not recorded any right-of-use assets and lease liabilities in the Company’s Consolidated Financial Statements.
In March 2020, the FASB issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offer Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through September 30, 2022, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.

3. Investments in Real Estate
As of September 30, 2022 and December 31, 2021, investments in real estate, net, consisted of the following:

	September 30, 2022	December 31, 2021
Building and building improvements	$1,316,872,026	$874,834,206
Land and land improvements	258,853,968	164,901,074
Tenant improvements	34,912,786	35,591,724
Furniture, fixtures and equipment	24,402,118	11,061,146
Accumulated depreciation	(51,205,961)	(20,629,840)
Investments in real estate, net	$1,583,834,937	$1,065,758,310
Acquisitions
During the nine months ended September 30, 2022, the Company acquired $545.2 million of real estate investments, which were comprised of three multifamily properties, two logistics properties and 447 single-family rental properties.
During the year ended December 31, 2021, the Company acquired $852.9 million of real estate investments, which were comprised of five multifamily properties, three logistics properties, one net-lease property and 14 single-family rental properties.
The following table provides further details of the properties acquired during the nine months ended September 30, 2022 and year ended December 31, 2021:

Investment	Ownership Interest	Location	Segment	Acquisition Date	Square Feet/Units	Purchase Price(1)
1110 Key Federal Hill	100%	Baltimore, MD	Multifamily	September 2021	224	$75,152,886
Domain	100%	Orlando, FL	Multifamily	November 2021	324	74,157,027
The Burnham	100%	Nashville, TN	Multifamily	November 2021	328	129,057,027
6123-6227 Monroe Ct	100%	Morton Grove, IL	Logistics	November 2021	208,000	17,264,728
8400 Westphalia Road	100%	Upper Marlboro, MD	Logistics	November 2021	100,000	27,960,931
McLane Distribution Center	100%	Lakeland, FL	Logistics	November 2021	211,000	26,754,957
Flats on Front	100%	Wilmington, NC	Multifamily	December 2021	273	97,728,205
Verso Apartments	100%	Beaverton, OR	Multifamily	December 2021	172	74,215,860
DreamWorks Animation Studios	100%	Glendale, CA	Net Lease	December 2021	497,000	326,743,229
Single-Family Rentals	100%	Various	Single-Family Rental	Various 2021	14	3,839,927
2626 South Side Flats	100%	Pittsburgh, PA	Multifamily	January 2022	264	92,459,116
2003 Beaver Road	100%	Landover, MD	Logistics	February 2022	38,000	9,646,428
187 Bartram Parkway	100%	Franklin, IN	Logistics	February 2022	300,000	28,911,945
The Parker	100%	Alexandria, VA	Multifamily	March 2022	360	136,778,942
Briggs & Union	100%	Mount Laurel, NJ	Multifamily	April 2022	490	158,647,833
Single-Family Rentals	100%	Various	Single-Family Rental	Various 2022	447	118,716,831
						$1,398,035,872

(1)	Purchase price is inclusive of closing costs.

The following table summarizes the purchase price allocation of the properties acquired during the nine months ended September 30, 2022 and year ended December 31, 2021:

	September 30, 2022	December 31, 2021
Building and building improvements	$448,874,257	$660,098,315
Land and land improvements	77,153,366	145,611,087
Tenant improvements	1,232,492	24,991,410
Furniture, fixtures and equipment	9,530,183	6,307,805
In-place lease intangibles	5,664,090	32,518,944
Lease origination costs	901,606	8,534,907
Tax abatement intangible	2,194,578	3,054,438
Above-market lease intangibles	64,995	178,101
Below-market lease intangibles	(454,469)	(28,420,233)
Total purchase price(1)	545,161,098	852,874,774
Assumed debt(2)	—	132,550,000
Net purchase price	$545,161,098	$720,324,774

(1)	Purchase price is inclusive of closing costs.
(2)	Refer to Note 9 for additional details on the Company’s mortgage loans and indebtedness.

4. Investments in Unconsolidated Entities
The Company holds an investment in an unconsolidated joint venture that it has elected to account for using the FVO, as the Company’s ownership interest in the joint venture does not meet the requirements for consolidation.
On November 2, 2021, the Company acquired a 20% interest in Principal Place, a net lease property located in London, United Kingdom, through an indirect interest in the joint venture that owns the property. As of September 30, 2022 and December 31, 2021, the fair value of the Company’s interest in Principal Place was $82.2 million and $100.8 million, respectively.
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
As of September 30, 2022 and December 31, 2021, investments in unconsolidated entities were $82.2 million and $129.7 million, respectively.
The following tables provide summarized financial information of the joint venture that owns Principal Place as of and for the periods set forth below. No comparable financial information has been presented for the three and nine months ended September 30, 2021, as the Company acquired its interest in the joint venture in November 2022.

	As of September 30, 2022	As of December 31, 2021
Total Assets	$949,384,388	$1,133,943,189
Total Liabilities	554,707,800	640,809,702
Total Equity	$394,676,588	$493,133,487

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Total Revenues	$10,650,077	$35,462,869
Total Expenses	12,490,887	39,347,710
Net Loss	$(1,840,810)	$(3,884,841)

5. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following as of September 30, 2022 and December 31, 2021:

Intangible assets	September 30, 2022	December 31, 2021
In-place lease intangibles	$35,493,654	$41,209,749
Lease origination costs	13,526,052	12,610,735
Lease inducements	1,708,038	1,708,038
Tax intangibles	5,249,016	3,054,438
Above-market lease intangibles	243,096	183,854
Total intangible assets	56,219,856	58,766,814
Accumulated amortization
In-place lease intangibles	(6,065,313)	(8,082,379)
Lease origination costs	(2,562,393)	(972,556)
Lease inducements	(723,832)	(533,673)
Tax intangibles	(500,892)	(20,544)
Above-market lease intangibles	(26,117)	(5,753)
Total accumulated amortization	(9,878,547)	(9,614,905)
Intangible assets, net	$46,341,309	$49,151,909

Intangible liabilities
Below-market lease intangibles	$(28,919,583)	$(28,520,699)
Accumulated amortization	1,107,191	136,314
Intangible liabilities net	$(27,812,392)	$(28,384,385)

The weighted average amortization periods of the Company's intangible assets is 145 months and intangible liabilities is 266 months.
The following table details the Company’s future amortization of intangibles for each of the next five years and thereafter as of September 30, 2022:

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2022 (remaining)	$908,606	$7,993	$637,591	$(337,057)
2023	2,445,902	31,972	2,444,735	(1,348,228)
2024	2,036,902	31,972	2,253,859	(1,344,533)
2025	1,876,520	31,972	2,126,258	(1,339,796)
2026	1,699,216	31,972	1,847,066	(1,332,185)
2027	1,540,718	21,312	1,547,083	(1,327,356)
Thereafter	18,920,477	59,786	5,839,397	(20,783,237)
Total	$29,428,341	$216,979	$16,695,989	$(27,812,392)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Real estate-related loans	$33,066,338	$35,563,370
Real estate-related securities	273,052,892	19,511,008
Total investments in real estate-related loans and securities	$306,119,228	$55,074,378

The following tables detail the Company’s real estate-related loan investments as of September 30, 2022 and December 31, 2021:

					September 30, 2022
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000,000	$(99,705)	$24,900,295
111 Montgomery(2)	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2023	Principal due at maturity(3)	209,906	(52,548)	157,358
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023	Principal due at maturity(3)	6,469,266	(20,052)	6,449,214
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023	Principal due at maturity(3)	1,563,969	(4,498)	1,559,471
Total					$33,243,141	$(176,803)	$33,066,338

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of September 30, 2022, one-month LIBOR was equal to 3.14%.
(2)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

(3)	The loan agreement requires mandatory prepayments simultaneous with the closing of the sale of any condominium unit.

					December 31, 2021
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000,000	$(163,601)	$24,836,399
111 Montgomery(2)	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2023	Principal due at maturity(3)	1,439,853	(91,409)	1,348,444
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023	Principal due at maturity(3)	7,655,908	(65,170)	7,590,738
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023	Principal due at maturity(3)	1,802,408	(14,619)	1,787,789
Total					$35,898,169	$(334,799)	$35,563,370

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of December 31, 2021, one-month LIBOR was equal to 0.10%.
(2)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

(3)
The loan agreement requires mandatory prepayments simultaneous with the closing of the sale of any condominium unit. During the nine months ended September 30, 2022 and year ended December 31, 2021, the Company received aggregate net repayments of $4.1 million and $5.8 million, respectively.

The Company’s investments in real estate-related securities consist of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and corporate bonds. The following tables detail the Company’s investments in real estate-related securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	31	L+3.62%	November 2025	$174,332,123	$165,952,679	$165,706,870
CMBS - fixed	6	4.38%	July 2024	46,000,000	43,300,161	43,136,403
RMBS - floating	8	L+2.30%	October 2024	24,138,056	20,493,036	20,510,550
RMBS - fixed	24	4.13%	December 2025	53,553,000	42,642,573	41,785,319
Corporate bonds	1	4.75%	March 2029	2,500,000	2,075,000	1,913,750
Total	70	5.78%	August 2025	$300,523,179	$274,463,449	$273,052,892

	December 31, 2021
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	4	L+4.00%	February 2030	$19,760,000	$17,790,125	$19,511,008
Total	4	L+4.00%	February 2030	$19,760,000	$17,790,125	$19,511,008

(1)
The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR and Secured Overnight Financing Rate (“SOFR”), as applicable to each security and loan. As of September 30, 2022 and December 31, 2021, one-month LIBOR was equal to 3.14% and 0.10%, respectively. As of September 30, 2022 and December 31, 2021, SOFR was equal to 2.98% and 0.05%, respectively.

(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
During the three and nine months ended September 30, 2022, the Company recorded net unrealized losses on its real estate-related securities investments of $1.8 million and $3.2 million, respectively, and net realized (losses) gains on its real estate-related securities investments of $(0.1) million and $0.6 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded net unrealized losses on its real estate-related securities investments of $0.2 million and $0.3 million, respectively. As of the three and nine months ended September 30, 2021, the Company recorded net realized gains of $0.3 million and $1.3 million, respectively. Such amounts are recorded as components of Other income (expense) on the Company’s Consolidated Statements of Operations.

7. Accounts and Other Receivables and Other Assets
The following table summarizes the components of accounts and other receivables and other assets as of September 30, 2022 and December 31, 2021:

Accounts and other receivables, net	September 30, 2022	December 31, 2021
Accounts receivable	$2,610,723	$1,258,307
Receivable for unsettled sales of real estate-related securities	5,892,583	—
Straight-line rent receivable	3,797,462	2,252,699
Interest receivable	1,213,268	293,873
Allowance for doubtful accounts	(106,983)	(48,768)
Total accounts and other receivables, net	$13,407,053	$3,756,111

Other assets	September 30, 2022	December 31, 2021
Deposits	$727,232	$6,808,716
Prepaid expenses	2,569,405	2,181,765
Capitalized fees, net	8,570	13,292
Derivative instruments	11,816,827	1,514,258
Total other assets	$15,122,034	$10,518,031

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Real estate taxes payable	$4,667,570	$2,350,065
Accounts payable and accrued expenses	15,145,265	6,615,746
Prepaid rent	1,063,588	1,044,844
Accrued interest expense	3,006,211	509,213
Tenant security deposits	2,812,433	1,286,365
Distribution payable	4,929,430	2,822,987
Stock repurchases payable	6,254,074	1,593,971
Total accounts payable, accrued expenses and other liabilities	$37,878,571	$16,223,191

9. Mortgage Loans and Indebtedness
The following table summarizes the components of mortgage loans and indebtedness as of September 30, 2022 and December 31, 2021:

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	September 30, 2022	December 31, 2021
Anzio Apartments mortgage loan	L+1.59%	May 2029	$44,400,000	$44,400,000
Two Liberty Center mortgage loan	L+1.50%	August 2024	62,085,155	62,085,155
Lakes at West Covina mortgage loan	L+1.55%	February 2025	25,603,855	25,603,855
Arbors of Las Colinas mortgage loan	SOFR+2.24%	January 2031	45,950,000	45,950,000
1110 Key Federal Hill mortgage loan	2.34%	October 2028	51,520,000	51,520,000
Domain mortgage loan	SOFR+1.50%	December 2026	48,700,000	48,700,000
DreamWorks Animation Studios mortgage loan	3.20%	March 2029	212,200,000	214,750,000
Secured Multifamily Term Loan	SOFR+1.70%	March 2025	372,760,000	—
Secured Credit Facility(2)(3)	SOFR+1.95%	January 2023	251,618,200	244,401,821
Affiliate Line of Credit(4)	SOFR+2.25%	November 2023	—	105,000,000
Total indebtedness			1,114,837,210	842,410,831
Less: deferred financing costs, net			(5,321,901)	(3,617,611)
Total indebtedness, net			$1,109,515,309	$838,793,220

(1)
The term “L” refers to the one-month US dollar-denominated LIBOR. As of September 30, 2022 and December 31, 2021, one-month LIBOR was equal to 3.14% and 0.10%, respectively. The term “SOFR” refers to the Secured Overnight Financing Rate. As of September 30, 2022 and December 31, 2021, SOFR was 2.98% and 0.05%, respectively.

(2)
The Company assumed debt totaling $132.6 million in connection with the acquisition of Domain and The Burnham. The debt was refinanced in November 2021 with a $48.7 million mortgage loan secured by Domain and a $83.9 million borrowing on the Secured Credit Facility secured by The Burnham.

(3)
As of September 30, 2022, borrowings on the Secured Credit Facility were secured by the following properties: 8400 Westphalia Road, 6123-6227 Monroe Court, McLane Distribution Center, 2003 Beaver Road, 187 Bartram Parkway, Briggs & Union and certain properties in the Single Family Rental Portfolio. As of December 31, 2021, borrowings on the Secured Credit Facility were secured by the following properties: The Burnham, Flats on Front, Verso Apartments, 8400 Westphalia Road, 6123-6227 Monroe Court, and McLane Distribution Center.

(4)
Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of September 30, 2022:

Year	Amount
2022 (remaining)	$—
2023	251,618,200
2024	62,400,036
2025	398,976,701
2026	50,039,682
2027	1,479,301
Thereafter	350,323,290
Total	$1,114,837,210
The mortgage loans, Secured Multifamily Term Loan, and Secured Credit Facility are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of September 30, 2022, the Company is in compliance with all of its loan covenants that could result in a default under such agreements. At Two Liberty Center, cash flows from the property are currently held in a restricted cash account due to a debt service coverage ratio requirement.
Mortgage Loans
During the nine months ended September 30, 2022 and year ended December 31, 2021, the Company obtained financing of $212.2 million and $315.0 million, respectively, in mortgage loans related to its properties, which were subject to customary terms and conditions. During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company repaid $214.8 million and $53.0 million, respectively, of mortgage loans.
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
Secured Credit Facility
In November 2021, the Company entered into a credit agreement (the “Secured Credit Facility”) providing for a senior secured credit facility to be used for the acquisition or refinancing of properties. Borrowings on the Secured Credit Facility are secured by certain properties owned by the Company. The initial maximum aggregate principal amount of the facility was $250.0 million, which was increased to $500.0 million on March 9, 2022. Effective May 15, 2022, the interest rate benchmark was converted from LIBOR to SOFR. Borrowings under the Secured Credit Facility bear interest at a rate of SOFR plus 1.95%. The Secured Credit Facility had an initial maturity date of November 9, 2022, which was extended until January 9, 2023 in October 2022 concurrent with the Company executing a term sheet with the lead lender to amend the facility, which would extend the maturity date to January 2025, if consummated. As of September 30, 2022 and December 31, 2021, there were $251.6 million and $244.4 million, respectively, of outstanding borrowings on the Secured Credit Facility.
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the “Affiliate Line of Credit”), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The Affiliate Line of Credit had an initial maturity date of November 2, 2022, and has one-year extension options subject to the lender’s approval. Effective November 2, 2022, the maturity date was extended to November 2, 2023, and the interest rate benchmark was converted from LIBOR to SOFR. Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin. As of September 30, 2022 and December 31, 2021, there were $0.0 and $105.0 million, respectively, of outstanding borrowings on the Affiliate Line of Credit.

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
During the three and nine months ended September 30, 2022, management fees earned by the Adviser were $3.5 million and $6.8 million, respectively. During the three and nine months ended September 30, 2021, management fees earned by the Oaktree Adviser were $0.6 million and $1.8 million, respectively. During the three and nine months ended September 30, 2022, the Company repurchased 73,289 Class I and 221,407 Class E common shares from the Adviser for a total repurchase amount of $3.9 million. During the three and nine months ended September 30, 2021, the Company repurchased 0 and 181,226 Class I common shares, respectively, from the Oaktree Adviser for total repurchase amounts of $0 and $2.0 million, respectively.
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
During the three and nine months ended September 30, 2022, performance fees earned by the Adviser were $3.7 million and $11.9 million, respectively, which is recognized as Performance fee in the Company’s Consolidated Statements of Operations. During the three and nine months ended September 30, 2021, performance fees earned by the Oaktree Adviser were $3.7 million and $4.9 million, respectively, which is recognized as Performance fee in the Company’s Consolidated Statements of Operations.
In December 2021, the Company issued 429,430 Class I shares of common stock to the Oaktree Adviser as payment of the 2021 performance fee earned by the Oaktree Adviser through the date of the Adviser Transition. Such shares were issued at the NAV per share as of the date of the Adviser Transition. In December 2021, the Company repurchased 429,340 Class I shares of common stock from the Oaktree Adviser for a total repurchase amount of $5.3 million.
In March 2022, the Company issued 186,362 Class E units of the Operating Partnership (“Class E OP Units”) as payment of the 2021 performance participation allocation earned by the Adviser from the date of the Adviser Transition through December 31, 2021. Such units were issued at the NAV per unit as of December 31, 2021. In June 2022, all such Class E OP Units were converted to 191,670 Class I shares of the Company’s common stock at the then-applicable conversion factor per unit based on the most recently determined NAV of Class E OP Units and Class I shares.
Sub-Adviser Agreements
The Adviser has engaged the Sub-Adviser to (i) perform the functions related to selecting and managing the Company’s liquid assets, including real estate-related debt securities, (the “Liquidity Sleeve”) pursuant to a sub-advisory agreement (the “Liquidity Sleeve Sub-Advisory Agreement”) and (ii) manage the Oaktree Option Investments pursuant to a separate sub-advisory agreement (the “Oaktree Assets Sub-Advisory Agreement” and together with the Liquidity Sleeve Sub-Advisory Agreement, the “Sub-Advisory Agreements”).
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
Acquisition of Investments
On November 2, 2021, the Company acquired two multifamily properties and a 20% interest in a joint venture that owns a net lease property (the “Brookfield Portfolio”) from an affiliate of Brookfield. The aggregate consideration was $173.2 million, which was equal to the fair value of the net assets of the Brookfield Portfolio based on third-party appraisals of the properties. The Company issued 2,088,833 shares of Class E common stock and 12,380,554 Class E OP Units as consideration for the acquisitions. In June 2022, 12,310,303 of such Class E OP Units were converted to 12,660,957 Class I shares of the Company’s common stock at the then-applicable conversion factor per unit based on the most recently determined NAV of Class E OP Units and Class I shares.
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
Advanced Organization and Offering Costs
The Adviser, and previously the Oaktree Adviser, has agreed to advance all of the Company’s organization and offering expenses on its behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 5, 2023, subject to the following reimbursement terms: (1) the Company reimburses the Adviser for all such advanced expenses paid through July 5, 2022 ratably over the 60 months following July 6, 2022; and (2) the Company will reimburse the Adviser for all such advanced expenses paid from July 6, 2022 through July 5, 2023 ratably over the 60 months following July 6, 2023. As part of the Adviser Transition, the Adviser acquired the Sub-Adviser’s receivable related to the organization and offering expenses previously incurred by the Sub-Adviser, which the Company reimburses to the Adviser ratably over the 60 months following July 6, 2022.
Affiliate Line of Credit
In November 2021, the Company entered into the Affiliate Line of Credit, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The Affiliate Line of Credit had an initial maturity date of November 2, 2022, and has continuous one-year extension options subject to the lender’s approval. Effective November 2, 2022, the maturity date was extended to November 2, 2023, and the interest rate benchmark was converted from LIBOR to SOFR. Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin. As of September 30, 2022 and December 31, 2021 there were $0.0 million and $105.0 million, respectively, of outstanding borrowings on the Affiliate Line of Credit.
Oaktree Line of Credit
On June 5, 2020, the Company entered into a line of credit (the “Oaktree Credit Agreement”) with an affiliate of Oaktree providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. Borrowings under the Oaktree Credit Agreement incurred interest at a rate of the then-current rate offered by a third-party lender, or, if no such rate was available, LIBOR plus 2.25%. The Oaktree Credit Agreement was terminated on November 2, 2021, the date of the Adviser Transition.
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Class E OP Units in connection with its contribution of the Brookfield Portfolio on November 2, 2021. The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating Partnership units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Operating Partnership units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause the Company to repurchase its shares and Operating Partnership units (above the $50 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. During the nine months ended September 30, 2022, the Company and the Operating Partnership did not repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement.
Oaktree Repurchase Agreement
On September 11, 2019, the board of directors of the Company, including a majority of the independent directors, adopted an arrangement with the Oaktree Investor (the “Oaktree Repurchase Agreement”) to repurchase any shares of the Company’s Class I common stock that Oaktree Investor, an affiliate of the Oaktree Adviser, acquired prior to the breaking of escrow in the Initial Public Offering. The board of directors approved the Oaktree Repurchase Agreement in recognition of the Oaktree Investor’s intent to subscribe for shares of the Company’s Class I common stock in an amount such that, together with all other subscriptions for the Company’s common stock, the escrow minimum offering amount would be satisfied. As of December 6, 2019, the Company satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of such date, the escrow agent released gross proceeds of approximately $150.0 million (including approximately $86.9 million that was funded by the Oaktree Investor) to the Company in connection with the sale of shares of the Company’s common stock. Under the Oaktree Repurchase Agreement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the nine months ended September 30, 2021, the Company repurchased 6,186,397 shares for $61.9 million from the Oaktree Investor. On July 31, 2021, the Company repurchased the remaining shares subject to the Oaktree Repurchase Agreement and there are no shares outstanding subject to the Oaktree Repurchase Agreement.
Option Investment Purchase Agreement
The Company entered into an Option Investments Purchase Agreement with Oaktree on November 2, 2021, pursuant to which Oaktree will have the right to purchase the Operating Partnership’s entire interest in four properties (Anzio Apartments, Arbors of Las Colinas, Two Liberty Center, and Lakes at West Covina), four real estate-related loan investments (IMC/AMC Bond Investment, 111 Montgomery, The Avery Senior Loan, The Avery Mezzanine Loan), and one real estate-related security investment (BX 2019 IMC G). Oaktree will have the right to purchase these investments for a period of 12 months following the earlier of (i) 18 months after November 2, 2021, the date of completion of the Adviser Transition, and (ii) the date on which the Company notifies Oaktree that it has issued in the aggregate $1 billion of our common stock to non-affiliates since November 2, 2021, at a price equal to the fair value of the applicable Option Investments, as determined in connection with the

Company’s most recently determined NAV immediately prior to the closing of such purchase. As of September 30, 2022, the conditions to commence the option period have not occurred.
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
The Company has engaged Brookfield Properties, an affiliate of Brookfield, to provide operational services (including, without limitation, property management, construction and project management and leasing) and corporate support services (including, without limitation, accounting and administrative services) for the Company. For the three and nine months ended September 30, 2022, the Company incurred $2.6 million and $5.8 million, respectively, of expenses in connection with the services provided by Brookfield Properties. There were no services provided by Brookfield Properties to the Company for the three and nine months ended September 30, 2021.
Captive Insurance Company
BPG Bermuda Insurance Limited (“BAM Insurance Captive”), an affiliate of Brookfield, provides multifamily property and liability insurance for certain of the Company’s multifamily properties. For the three and nine months ended September 30, 2022, the Company paid BAM Insurance Captive $0.1 million and $0.2 million, respectively, for insurance premiums at eight multifamily properties. There were no premiums paid to BAM Insurance Captive for the three and nine months ended September 30, 2021.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), an affiliate of Brookfield, provides title insurance for certain of our properties. Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company. For the three and nine months ended September 30, 2022, the Company paid Horizon $0.0 million and $0.2 million, respectively, for title services for five properties. There were no services provided by Horizon to the Company for the three and nine months ended September 30, 2021.

Due to Affiliates
The following table details the components of due to affiliates:

	September 30, 2022	December 31, 2021
Accrued stockholder servicing fee	$26,360,406	$14,219,258
Advanced organization and offering costs	12,093,190	12,022,148
Accrued performance fee	11,913,482	—
Other(1)	1,767,687	—
Accrued management fee	1,228,066	620,706
Accrued affiliate service provider expenses	856,426	—
OP Units Distributions Payable	5,295	—
Stock repurchase payable to Oaktree Adviser for management and performance fees	—	6,682,115
Accrued performance participation allocation	—	2,345,920
Total	$54,224,552	$35,890,147

(1)	Represents costs advanced by the Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.

11. Stockholders’ Equity and Redeemable Non-controlling Interests
Authorized Capital
On April 30, 2018, the SEC declared effective the Company’s registration statement on Form S-11 for the Initial Public Offering. On November 2, 2021, the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-255557) for the Current Offering of up to $6,000,000,000 in shares in its primary offering and up to $1,500,000,000 in shares pursuant to its distribution reinvestment plan. The Initial Public Offering terminated upon the commencement of the Current Offering. Pursuant to the Current Offering, the Company is offering to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company is also offering Class I, Class C and Class E shares in private offerings exempt from registration. Other than the differences in upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance fees, each class of common stock has the same economic and voting rights.

Classification	No. of Authorized Shares	Par Value Per Share
Preferred stock	50,000,000	$0.01
Class T common stock	225,000,000	$0.01
Class S common stock	225,000,000	$0.01
Class D common stock	100,000,000	$0.01
Class C common stock	100,000,000	$0.01
Class E common stock	100,000,000	$0.00
Class I common stock	250,000,000	$0.01
	1,050,000,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock:

	Nine Months Ended September 30, 2022
	Class S	Class I	Class C	Class E	Class D	Total
December 31, 2021	20,045,775	2,825,208	1,644,303	2,097,971	—	26,613,257
Common stock issued	13,939,890	38,889,603	7,595,260	830,842	17,628	61,273,223
Distribution reinvestment	568,988	389,593	—	111,362	—	1,069,943
Common stock repurchased	(1,502,616)	(842,501)	—	(224,798)	—	(2,569,915)
September 30, 2022	33,052,037	41,261,903	9,239,563	2,815,377	17,628	86,386,508
As of September 30, 2022, no Class T shares had been issued.
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
The following table details the net distribution for each of our share classes for the nine months ended September 30, 2022:

Declaration Date	Class S Shares	Class I Shares	Class C Shares	Class E Shares	Class D Shares	Class T Shares
January 28, 2022	$0.0459	$0.0546	$0.0547	$0.0676	$—	$—
March 1, 2022	0.0473	0.0552	0.0553	0.0683	—	—
March 30, 2022	0.0478	0.0568	0.0569	0.0703	—	—
April 28, 2022	0.0488	0.0575	0.0577	0.0712	—	—
May 27, 2022	0.0505	0.0599	0.0601	0.0742	—	—
June 29, 2022	0.0505	0.0598	0.0601	0.0742	0.0570	—
July 28, 2022	0.0503	0.0598	0.0601	0.0742	0.0570	—
August 30, 2022	0.0503	0.0598	0.0601	0.0743	0.0570	—
September 29, 2022	0.0506	0.0598	0.0601	0.0743	0.0572	—
Total	$0.4420	$0.5232	$0.5251	$0.6486	$0.2282	$—
On June 1, 2022, the Company issued its first Class D shares of common stock. As of September 30, 2022, no Class T shares had been issued.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. During the nine months ended September 30, 2022 and 2021, the Company reinvested $14.4 million and $3.4 million of distributions for 1,069,943 and 319,747 shares of common stock, respectively.

Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purpose. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and carry a 12.5% annual dividend payable annually. As of September 30, 2022, there were $375,000 of preferred non-voting shares outstanding.
Redeemable Non-controlling Interest
The Brookfield Investor was issued Class E OP Units in connection with its contribution of the Brookfield Portfolio on November 2, 2021, subsequent cash contributions to the Operating Partnership pursuant to the Brookfield Subscription Agreement, and the settlement of prior year performance participation allocation. Due to the ability of the Brookfield Investor to redeem its Class E OP Units for shares of common stock or cash, subject to certain restrictions, the Company has classified the Class E OP Units held by the Brookfield Investor as Redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at September 30, 2022, the Company recorded an allocation adjustment of $49.2 million between Additional paid-in capital and Redeemable non-controlling interest.
The following table summarizes the Redeemable non-controlling interest activity for the nine months ended September 30, 2022. There was no Redeemable non-controlling interest for the nine months ended September 30, 2021.

September 30, 2022
Balance at beginning of the year	$200,085,855
Limited Partner Cash Contribution	38,000,000
Settlement of prior year performance participation allocation	2,345,920
Conversion to Class I shares	(284,785,172)
GAAP Income Allocation	(4,661,401)
Distributions	(6,935,204)
Distributions Reinvested	7,802,617
Fair Value Allocation	49,169,491
Ending balance	$1,022,106

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
During the nine months ended September 30, 2022 and 2021, the Company repurchased 2,271,510 and 6,736,200 shares of common stock for $31.2 million and $67.8 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company repurchased 0 and 6,186,397 shares of common stock representing a total of $0.0 million and $61.9 million, respectively, from the Oaktree Investor pursuant to the Oaktree Repurchase Agreement. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2022 and 2021.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

13. Leases
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, office, logistics, net lease and single-family rental properties. Leases at the Company’s office, logistics, and net lease properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its office, logistics, and net lease properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily and single-family rental properties primarily consist of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities.
The following table details the components of operating lease income from leases in which the Company is the lessor:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed lease payments	$28,240,530	$7,193,200	$74,105,535	$21,064,607
Variable lease payments	1,560,012	796,819	4,393,479	1,592,401
Total rental revenues	$29,800,542	$7,990,019	$78,499,014	$22,657,008
The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, net lease, and office properties as of September 30, 2022. The table below excludes our multifamily and single-family rental properties as substantially all leases are shorter term in nature.

Year	Future Minimum Rents
2022 (remaining)	$8,006,362
2023	31,902,405
2024	29,393,648
2025	28,271,136
2026	25,587,294
2027	23,351,104
Thereafter	143,893,927
Total	$290,405,876

14. Segment Reporting
As of September 30, 2022, the Company operates in six reportable segments: multifamily, office, logistics, single-family rental, net lease and real estate-related loans and securities. The Company continually evaluates the financial information used by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. During the three months ended September 30, 2022, the Company made the following changes to its reportable segments based on the information used by the CODM: (1) single-family rentals (previously a component of alternatives) was established as a separate reportable segment; and (2) net lease was established as a new reportable segment, consisting of DreamWorks Animation Studios (previously a component of alternatives) and the Company's unconsolidated investment in Principal Place (previously a component of investments in unconsolidated entities). Net lease consists of properties that are leased to a single tenant in which the tenant is generally responsible for all property-related expenses, including taxes, insurance, and maintenance. Comparative periods have been recast to reflect these changes.
The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment:

	September 30, 2022	December 31, 2021
Multifamily	$958,973,455	$583,308,458
Office	125,028,719	126,966,165
Logistics	113,241,790	74,038,737
Single-family rental	135,713,060	5,011,341
Net lease	436,523,897	457,456,251
Real estate-related loans and securities	306,119,228	55,074,378
Other (Corporate)	99,428,687	72,858,109
Total assets	$2,175,028,836	$1,374,713,439

The following table sets forth the financial results by segment for the three months ended September 30, 2022:

	Multifamily	Office	Logistics	Single-Family Rental	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$18,165,611	$3,224,362	$1,946,072	$1,632,753	$4,831,744	$—	$29,800,542
Other revenues	2,257,810	166,709	90	102,175	—	—	2,526,784
Total revenues	20,423,421	3,391,071	1,946,162	1,734,928	4,831,744	—	32,327,326

Expenses:
Rental property operating	8,525,037	1,596,913	523,940	828,455	584,400	—	12,058,745
Total expenses	8,525,037	1,596,913	523,940	828,455	584,400	—	12,058,745
Income from real estate-related loans and securities	—	—	—	—	—	3,157,771	3,157,771
Segment net operating income	$11,898,384	$1,794,158	$1,422,222	$906,473	$4,247,344	$3,157,771	$23,426,352

Realized loss on real estate investments	$—	$—	$—	$—	$—	$(29,966)	$(29,966)
Realized gain on financial instruments	—	—	—	—	3,319,040	—	3,319,040
Unrealized loss on investments	—	—	—	—	(5,592,225)	(1,766,267)	(7,358,492)
Depreciation and amortization							13,773,074
General and administrative expenses							2,677,064
Management fee							3,483,760
Performance fee							3,682,263
Interest expense							11,133,394
Net loss							(15,392,621)
Net loss attributable to non-controlling interests in third party joint ventures							40,998
Net income attributable to non-controlling interests - preferred stockholders							(24,251)
Net loss attributable to redeemable non-controlling interests							13,308
Net loss attributable to stockholders							$(15,362,566)

The following table sets forth the financial results by segment for the nine months ended September 30, 2022:

	Multifamily	Office	Logistics	Single-Family Rental	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$46,885,265	$9,622,858	$5,005,916	$2,445,823	$14,539,152	$—	$78,499,014
Other revenues	6,470,484	498,453	144	205,281	—	—	7,174,362
Total revenues	53,355,749	10,121,311	5,006,060	2,651,104	14,539,152	—	85,673,376

Expenses:
Rental property operating	20,710,626	4,254,644	1,547,464	1,380,426	1,747,421	—	29,640,581
Total expenses	20,710,626	4,254,644	1,547,464	1,380,426	1,747,421	—	29,640,581
Income from real estate-related loans and securities	—	—	—	—	—	5,646,556	5,646,556
Segment net operating income	$32,645,123	$5,866,667	$3,458,596	$1,270,678	$12,791,731	$5,646,556	$61,679,351

Realized gain on real estate investments	$—	$—	$—	$—	$—	$638,794	$638,794
Realized gain on financial instruments	—	—	—	—	10,413,111	—	10,413,111
Unrealized gain (loss) on investments	—	—	—	—	(5,162,644)	(3,204,084)	(8,366,728)
Depreciation and amortization							42,315,873
General and administrative expenses							7,150,896
Management fee							6,776,480
Performance fee							11,913,482
Interest expense							25,906,159
Net loss							(29,698,362)
Net loss attributable to non-controlling interests in third party joint ventures							63,900
Net income attributable to non-controlling interests - preferred stockholders							(24,251)
Net loss attributable to redeemable non-controlling interests							4,661,401
Net loss attributable to stockholders							$(24,997,312)

The following table sets forth the financial results by segment for the three months ended September 30, 2021:

	Multifamily	Office	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$4,935,181	$3,054,838	$—	$7,990,019
Other revenues	337,002	142,550	—	479,552
Total revenues	5,272,183	3,197,388	—	8,469,571

Expenses:
Rental property operating	2,183,990	1,324,597	—	3,508,587
Total expenses	2,183,990	1,324,597	—	3,508,587
Income from real estate-related loans and securities	—	—	1,326,228	1,326,228
Segment net operating income	$3,088,193	$1,872,791	$1,326,228	$6,287,212

Realized gain on real estate investments	$—	$—	$296,975	$296,975
Unrealized (loss) gain on investments	87,637	—	(181,194)	(93,557)
Depreciation and amortization				3,350,031
General and administrative expenses				1,119,953
Management fee				643,490
Performance fee				3,686,804
Interest expense				1,476,601
Net loss				(3,786,249)
Net loss attributable to non-controlling interests				2,140
Net loss attributable to stockholders				$(3,784,109)

The following table sets forth the financial results by segment for the nine months ended September 30, 2021:

	Multifamily	Office	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$13,520,392	$9,136,616	$—	$22,657,008
Other revenues	948,026	396,469	—	1,344,495
Total revenues	14,468,418	9,533,085	—	24,001,503

Expenses:
Rental property operating	6,317,804	3,934,626	—	10,252,430
Total expenses	6,317,804	3,934,626	—	10,252,430
Income from real estate-related loans and securities	—	—	3,880,813	3,880,813
Segment net operating income	$8,150,614	$5,598,459	$3,880,813	$17,629,886

Realized gain on real estate investments	$—	$—	$1,277,640	$1,277,640
Unrealized (loss) gain on investments	491,319	—	(264,893)	226,426
Depreciation and amortization				11,462,760
General and administrative expenses				3,187,513
Management fee				1,766,928
Performance fee				4,947,892
Interest expense				4,251,466
Net loss				(6,482,607)
Net loss attributable to non-controlling interests				191,410
Net loss attributable to stockholders				$(6,291,197)
15. Subsequent Events
The Company has evaluated events from September 30, 2022, through the date the financial statements were issued.
Repayment of Secured Credit Facility
On November 4, 2022, the Company repaid $36.4 million of the outstanding principal balance on the Secured Credit Facility related to borrowings secured by 8400 Westphalia Road and McLane Distribution Center.
Amendment to Affiliate Line of Credit
On November 10, 2022, the Company amended the Affiliate Line of Credit, effective as of November 2, 2022, pursuant to which (a) the lender party to the Affiliate Line of Credit was replaced with a different affiliate of Brookfield; (b) the maturity date of the Line of Credit was extended to November 2, 2023; and (c) the interest rate was converted from LIBOR plus 2.25% to SOFR plus 2.35%.

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
As of September 30, 2022, we owned and operated 19 investments in real estate and held investments in one unconsolidated real estate interest, four real estate-related loans, and 70 short-term real estate-related debt securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally (including the COVID-19 pandemic), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties or real estate-related loans.

Q3 2022 Highlights

Operating and Capital Raising Results:
•Year-to-date total returns through September 30, 2022, excluding upfront selling commissions, were 15.08% for Class S shares, 16.20% for Class I shares and 2.57% for Class D shares.(1) Total return is calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period.
•Raised $200.0 million of gross proceeds from the sale of our common stock during the three months ended September 30, 2022.
•In September 2022, declared net distributions per share of $0.0506 for Class S shares, $0.0598 for Class I shares and $0.0572 for Class D shares, resulting in annualized distribution rates of 4.38% for Class S shares, 5.14% for Class I shares and 4.98% for Class D shares as of September 30, 2022.(1)
•Reinvested distributions of $8.4 million during the three months ended September 30, 2022.
Investment Activity:
•Invested $193.4 million in real estate-related debt securities, consisting of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and corporate bonds, during the three months ended September 30, 2022.
•Acquired 85 single-family rental properties for an aggregate purchase price of $22.4 million, excluding closing costs, during the three months ended September 30, 2022.
•Sold three CMBS positions for gross sale proceeds of $5.9 million during the three months ended September 30, 2022.
Financing Activity:
•During the three months ended September 30, 2022, we borrowed $12.9 million on the Secured Credit Facility related to the acquisitions of single-family rental homes.

Current Portfolio:
•Our portfolio as of September 30, 2022 consisted of 83% real estate properties, 13% real estate-related loans and securities, and 4% cash and cash equivalents.
•Our real estate properties as of September 30, 2022 consisted of multifamily (56%), net lease (26%), office (6%), logistics (6%) and single-family rental (6%).

(1) Year-to-date returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued. As of September 30, 2022, no Class T shares of common stock had been issued.

Portfolio
The following table provides information regarding our portfolio of real estate properties as of September 30, 2022:

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Multifamily	April 2019	90.0%	$59.2	448	92%
Arbors of Las Colinas	Dallas, TX	Multifamily	December 2020	90.0%	63.5	408	94%
1110 Key Federal Hill	Baltimore, MD	Multifamily	September 2021	100.0%	73.6	224	97%
Domain	Orlando, FL	Multifamily	November 2021	100.0%	74.1	324	97%
The Burnham	Nashville, TN	Multifamily	November 2021	100.0%	129.0	328	99%
Flats on Front	Wilmington, NC	Multifamily	December 2021	100.0%	97.5	273	100%
Verso Apartments	Beaverton, OR	Multifamily	December 2021	100.0%	74.0	172	96%
2626 South Side Flats	Pittsburgh, PA	Multifamily	January 2022	100.0%	90.0	264	98%
The Parker	Alexandria, VA	Multifamily	March 2022	100.0%	136.0	360	97%
Briggs & Union	Mount Laurel, NJ	Multifamily	April 2022	100.0%	158.0	490	96%
Principal Place(5)	London, UK	Net Lease	November 2021	20.0%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100.0%	326.5	497,000	100%
Two Liberty Center	Arlington, VA	Office	August 2019	96.5%	91.2	179,000	93%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95.0%	41.0	177,000	93%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100.0%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100.0%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100.0%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100.0%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100.0%	28.8	300,000	100%
Single-Family Rentals	Various	Single-Family Rental	Various	100.0%	121.6	461	100%
Total					$1,744.1

(1)	Investments in real estate properties includes our consolidated property investments and our unconsolidated investment in Principal Place.
(2)	The joint venture agreements entered into by the Company (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(3)	Purchase price is presented in millions and excludes acquisition costs.
(4)
Occupancy rates as of September 30, 2022. For multifamily investments, occupancy represents the percentage of all leased units divided by the total available units as of the date indicated. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of the date indicated.

(5)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.

Investments in Real Estate-Related Loans and Securities
The following table details our investments in real estate-related loans as of September 30, 2022:

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000,000	$(99,705)	$24,900,295
111 Montgomery(2)	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2023	Principal due at maturity(3)	209,906	(52,548)	157,358
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023	Principal due at maturity(3)	6,469,266	(20,052)	6,449,214
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023	Principal due at maturity(3)	1,563,969	(4,498)	1,559,471
Total					$33,243,141	$(176,803)	$33,066,338

(1)	The term “L” refers to the one-month US dollar-denominated London Interbank Offer Rate ("LIBOR"). As of September 30, 2022, one-month LIBOR was equal to 3.14%.
(2)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

(3)	The loan agreement requires mandatory prepayments simultaneous with the closing of the sale of any condominium unit.
The following table details our investments in real estate-related securities as of September 30, 2022:

Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	31	L+3.62%	November 2025	$174,332,123	$165,952,679	$165,706,870
CMBS - fixed	6	4.38%	July 2024	46,000,000	43,300,161	43,136,403
RMBS - floating	8	L+2.30%	October 2024	24,138,056	20,493,036	20,510,550
RMBS - fixed	24	4.13%	December 2025	53,553,000	42,642,573	41,785,319
Corporate bonds	1	4.75%	March 2029	2,500,000	2,075,000	1,913,750
Total	70	5.78%	August 2025	$300,523,179	$274,463,449	$273,052,892

(1)
The term “L” refers to the relevant floating benchmark rates, which include LIBOR and Secured Overnight Financing Rate (“SOFR”), as applicable to each security and loan. As of September 30, 2022, LIBOR was equal to 3.14% and SOFR was equal to 2.98%.

(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.

Lease Expirations
The following table details the expiring leases at our office, net lease and logistics properties by annualized base rent and square footage as of September 30, 2022. The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Approximate Gross Leasable Square Footage of Expiring Leases	% of Total Square Feet Expiring
2022 (remaining)	4	$394,209	1%	8,332	1%
2023	11	3,547,311	11%	75,154	5%
2024	6	495,561	2%	52,525	3%
2025	16	3,245,508	10%	111,064	7%
2026	6	2,684,597	8%	91,650	6%
2027	3	1,026,852	3%	54,935	3%
2028	6	1,577,014	5%	43,854	3%
2029	4	1,901,301	6%	140,225	9%
2030	2	362,768	1%	42,716	3%
2031	1	209,411	1%	37,146	2%
Thereafter	4	17,481,503	52%	974,534	58%
Total	63	$32,926,035	100%	1,632,135	100%

(1)
Annualized base rent is determined from the annualized September 30, 2022 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30, 2022	September 30, 2021	$	September 30, 2022	September 30, 2021	$
Revenues
Rental revenues	$29,800,542	$7,990,019	$21,810,523	$78,499,014	$22,657,008	$55,842,006
Other revenues	2,526,784	479,552	2,047,232	7,174,362	1,344,495	5,829,867
Total revenues	32,327,326	8,469,571	23,857,755	85,673,376	24,001,503	61,671,873
Expenses
Rental property operating	12,058,745	3,508,587	8,550,158	29,640,581	10,252,430	19,388,151
General and administrative	2,677,064	1,119,953	1,557,111	7,150,896	3,187,513	3,963,383
Management fee	3,483,760	643,490	2,840,270	6,776,480	1,766,928	5,009,552
Performance fee	3,682,263	3,686,804	(4,541)	11,913,482	4,947,892	6,965,590
Depreciation and amortization	13,773,074	3,350,031	10,423,043	42,315,873	11,462,760	30,853,113
Total expenses	35,674,906	12,308,865	23,366,041	97,797,312	31,617,523	66,179,789
Other income (expense)
Income from real estate-related loans and securities	3,157,771	1,326,228	1,831,543	5,646,556	3,880,813	1,765,743
Interest expense	(11,133,394)	(1,476,601)	(9,656,793)	(25,906,159)	(4,251,466)	(21,654,693)
Realized (loss) gain on real estate investments, net	(29,966)	296,975	(326,941)	638,794	1,277,640	(638,846)
Realized gain on financial instruments	3,319,040	—	3,319,040	10,413,111	—	10,413,111
Unrealized (loss) gain on investments, net	(7,358,492)	(93,557)	(7,264,935)	(8,366,728)	226,426	(8,593,154)
Total other (expense) income	(12,045,041)	53,045	(12,098,086)	(17,574,426)	1,133,413	(18,707,839)
Net loss	$(15,392,621)	$(3,786,249)	$(11,606,372)	$(29,698,362)	$(6,482,607)	$(23,215,755)
Net loss attributable to non-controlling interests in third party joint ventures	40,998	2,140	38,858	63,900	191,410	(127,510)
Net income attributable to non-controlling interests - preferred stockholders	(24,251)	—	(24,251)	(24,251)	—	(24,251)
Net loss attributable to redeemable non-controlling interests	13,308	—	13,308	4,661,401	—	4,661,401
Net loss attributable to Brookfield REIT stockholders	$(15,362,566)	$(3,784,109)	$(11,578,457)	$(24,997,312)	$(6,291,197)	$(18,706,115)
Per common share data:
Net loss per share of common stock - basic and diluted	$(0.19)	$(0.17)	$(0.02)	$(0.47)	$(0.29)	$(0.18)
Weighted average number of shares outstanding - basic and diluted	82,473,239	22,667,470	59,805,769	53,143,361	22,027,204	31,116,157
Revenues
Revenues primarily consist of base rent arising from tenant leases at our multifamily, net lease, office, logistics and single-family rental properties. Revenues increased $23.9 million to $32.3 million and increased $61.7 million to $85.7 million for the three and nine months ended September 30, 2022, respectively, compared to September 30, 2021. The increase is due to the significant acquisition activity and growth of the portfolio since September 30, 2021. We owned 19 consolidated investments as of September 30, 2022, compared to five consolidated investments as of September 30, 2021. The components of revenue during these periods are as follows ($ in millions):

	Three Months Ended		Change	Nine Months Ended		Change
	September 30, 2022	September 30, 2021	$	September 30, 2022	September 30, 2021	$
Rental revenue	$28.0	$7.5	$20.5	$73.4	$21.4	$52.0
Tenant reimbursements	1.8	0.4	1.4	5.1	1.3	3.8
Ancillary income and fees	2.5	0.5	2.0	7.2	1.3	5.9
Total revenue	$32.3	$8.4	$23.9	$85.7	$24.0	$61.7

Rental Property Operating Expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. Rental property operating expenses increased $8.6 million to $12.1 million and increased $19.4 million to $29.6 million during the three and nine months ended September 30, 2022, respectively, compared to September 30, 2021. The increase is attributable to the increase in the portfolio size as described above.
General and Administrative Expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the three and nine months ended September 30, 2022, general and administrative expenses increased $1.6 million to $2.7 million and increased $4.0 million to $7.2 million, respectively, compared to September 30, 2021. The increase is attributable to the increase in the portfolio size as described above.
Management Fee
Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the three and nine months ended September 30, 2022, management fees increased $2.8 million to $3.5 million and increased $5.0 million to $6.8 million, respectively, compared to September 30, 2021. The increase in the current period was due to the growth of our NAV, which increased by $920.2 million from September 30, 2021 to September 30, 2022.
Performance Fee
During the three months ended September 30, 2022, performance fees remained flat at $3.7 million compared to the three months ended September 30, 2021. During the nine months ended September 30, 2022, performance fees increased $7.0 million to $11.9 million compared to the nine months ended September 30, 2021, primarily as a result of our increased NAV in the current period compared to the prior year period.
Depreciation and Amortization
During the three and nine months ended September 30, 2022, depreciation and amortization increased $10.4 million to $13.8 million and increased $30.9 million to $42.3 million, respectively, compared to September 30, 2021. The increase is attributable to the increase in the portfolio size as described above.
Income from Real Estate-Related Loans and Securities
During the three and nine months ended September 30, 2022, interest income from real estate-related loans and securities increased $1.8 million to $3.2 million and increased $1.8 million to $5.6 million, respectively, compared to September 30, 2021. The increase in interest income is due to significant acquisition activity of real estate-related securities during the current period. As of September 30, 2022, we owned 70 positions in real estate-related securities, compared to ten positions as of September 30, 2021.
Interest Expense
Interest expense is primarily related to interest payable on our mortgage loans and credit facilities. Interest expense increased $9.7 million to $11.1 million and increased $21.7 million to $25.9 million during the three and nine months ended September 30, 2022, respectively, compared to September 30, 2021. The increase is primarily due to additional indebtedness related to the increase in the portfolio size as described above as well as the impact of LIBOR and SOFR increases on our variable rate debt.
Realized (Loss) Gain on Real Estate Investments, Net
Realized (loss) gain on real estate investments is related to the gains and losses recognized upon disposition of our investments in real estate and real estate-related loans and securities. During the three months ended September 30, 2022, we sold three real estate-related securities positions for aggregate gross proceeds of $5.9 million, compared to the sale of one real estate-related security position for aggregate gross proceeds of $1.0 million during the three months ended September 30, 2021. During the nine months ended September 30, 2022, we sold four real estate-related securities positions for aggregate gross proceeds of $9.0 million, compared to the sale of three real estate related securities positions for aggregate gross proceeds of $5.9 million during the nine months ended September 30, 2021.

Realized Gain on Financial Instruments
Realized gains on financial instruments consist of foreign currency swap settlements related to our unconsolidated non-U.S. investment in Principal Place. For the three and nine months ended September 30, 2022, we had realized gains on financial instruments of $3.3 million and $10.4 million, respectively, due to decreases in the GBP to USD exchange rate. We had no foreign currency swaps during the three and nine months ended September 30, 2021.
Unrealized Gains and Losses on Investments
Unrealized gains on investments consists of changes in the fair value of our investments in real estate-related securities and investments in unconsolidated entities. During the three and nine months ended September 30, 2022, we recognized unrealized losses of $7.4 million and $8.4 million, respectively. The unrealized losses are primarily attributable to the foreign currency translation and a decrease in the fair market value of our unconsolidated non-U.S. investment in Principal Place.
Net Loss Attributable to Redeemable Non-Controlling Interests
During the three and nine months ended September 30, 2022, there were $0.0 million and $4.7 million, respectively, of net losses allocable to interests held in Brookfield REIT Operating Partnership LP by parties other than the Company. There was no redeemable non-controlling interest during the three and nine months ended September 30, 2021.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”).
Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and non-recurring factors that they deem sufficient, the Adviser would not be required to reimburse us.
For the four consecutive quarters ended September 30, 2022, our Total Operating Expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in an increased performance fees, our independent directors determined that the excess expenses were justified.
Liquidity and Capital Resources
Our primary needs for liquidity are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating expenses, to fund capital expenditures at our properties, and to pay debt service on our outstanding indebtedness. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management and performance fees we pay to the Adviser (to the extent the Adviser elects to receive such fees in cash) and general corporate expenses.
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $469.6 million of liquidity as of September 30, 2022, consisting of $96.2 million of unrestricted cash and cash equivalents, $248.4 million of undrawn available capacity on our Secured Credit Facility and $125.0 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-related securities, which were $273.1 million as of September 30, 2022.
Our portfolio remains conservatively leveraged at 47.7% as of September 30, 2022, and we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the property-level and entity-level debt net of unrestricted cash by (ii) the gross asset value of real estate investments (calculated using the greater of fair value and cost of gross real estate equity investments), inclusive of property-level and entity-level debt net of cash and tradable securities.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the nine months ended September 30, 2022, we received $539.7 million of gross proceeds from the sale of shares of our common stock and repurchased $32.2 million in shares of our common stock under our share repurchase plan.

The following table is a summary of our indebtedness as of September 30, 2022:

Indebtedness	Interest Rate(1)	Maturity Date	Maximum Facility Size	Principal Balance Outstanding
Anzio Apartments mortgage loan	L+1.59%	May 2029		$44,400,000
Two Liberty Center mortgage loan	L+1.50%	August 2024		62,085,155
Lakes at West Covina mortgage loan	L+1.55%	February 2025		25,603,855
Arbors of Las Colinas mortgage loan	SOFR+2.24%	January 2031		45,950,000
1110 Key Federal Hill mortgage loan	2.34%	October 2028		51,520,000
Domain mortgage loan	SOFR+1.50%	December 2026		48,700,000
DreamWorks Animation Studios mortgage loan	3.20%	March 2029		212,200,000
Secured Multifamily Term Loan(2)	SOFR+1.70%	March 2025		372,760,000
Secured Credit Facility(3)	SOFR+1.95%	January 2023	$500,000,000	251,618,200
Affiliate Line of Credit(4)	SOFR+2.25%	November 2023	$125,000,000	—
Total Indebtedness				$1,114,837,210

(1)
The term “L” refers to the one-month US dollar-denominated LIBOR. As of September 30, 2022, one-month LIBOR was equal to 3.14%. As of September 30, 2022, SOFR was equal to 2.98%. As of September 30, 2022, the Company has outstanding interest rate swaps and caps with an aggregate notional balance of $73.3 million that mitigate our exposure to changes in foreign currency exchange rates and potential future interest rate increases under our floating-rate debt.

(2)
As of September 30, 2022, borrowings on the Secured Multifamily Term Loan are secured by The Burnham, Flats on Front, Verso Apartments, 2626 South Side Flats and The Parker. The Secured Multifamily Term Loan matures on March 21, 2025, and has two one-year extension options to March 2026 and 2027, subject to certain conditions.

(3)
As of September 30, 2022, borrowings on the Secured Credit Facility are secured by the following properties: 8400 Westphalia Road, 6123-6227 Monroe Court, McLane Distribution Center, 2003 Beaver Road, 187 Bartram Parkway, Briggs & Union and certain properties in the Single Family Rental Portfolio. In October 2022, the maturity date was extended to January 8, 2023, concurrent with the Company executed a term sheet with the lead lender to amend the facility which would extend the maturity date to January 2025.

(4)	Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Nine months ended
	September 30, 2022	September 30, 2021
Net cash provided by operating activities	$55,332,548	$6,555,158
Net cash used in investing activities	(781,631,711)	(95,748,025)
Net cash provided by financing activities	793,472,115	76,904,964
Net change in cash and cash equivalents and restricted cash	$67,172,952	$(12,287,903)

Cash flows provided by operating activities increased $48.8 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to increased cash flows from the operations of our investments in real estate and income from our investments in real estate-related loans and securities. As of September 30, 2022, we owned 19 consolidated properties, compared to five properties as of September 30, 2021.
Cash flows used in investing activities increased $685.9 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to an increase of $470.0 million in our acquisitions of real estate and an increase of $233.7 million in our acquisitions of real estate-related securities, partially offset by $28.8 million of proceeds from the sale of preferred membership interests during the current period.
Cash flows provided by financing activities increased $716.6 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to an increase of $325.8 million from borrowings from mortgage loans and credit facilities, net of repayments, and an increase of $415.5 million from the sale of common stock.

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of September 30, 2022:

Components of NAV	September 30, 2022
Investments in real properties	$1,841,811,761
Investments in real estate-related loans and securities	306,304,553
Investments in unconsolidated entities	82,247,709
Cash and cash equivalents	96,156,143
Restricted cash	31,800,423
Other assets	26,239,356
Debt obligations	(1,087,765,252)
Accrued performance fee	(11,913,481)
Accrued stockholder servicing fees(1)	(309,491)
Management fee payable	(1,228,066)
Dividend payable	(4,934,983)
Subscriptions received in advance	(22,074,124)
Other liabilities	(31,364,757)
Non-controlling interests in joint ventures	(22,790,255)
Net asset value	$1,202,179,536
Number of shares/units outstanding	86,457,764

(1)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of September 30, 2022, we have accrued under GAAP approximately $26.4 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2022:

NAV Per Share/Unit	Class S Shares	Class I Shares	Class C Shares(1)	Class E Shares(1)	Class D Shares	Class T Shares	Third-party Operating Partnership Units(2)	Total
Net asset value	$458,299,315	$575,990,855	$126,239,358	$40,384,377	$243,525	$—	$1,022,106	$1,202,179,536
Number of shares/units outstanding	33,052,037	41,261,903	9,239,563	2,815,377	17,628	—	71,256	86,457,764
NAV Per Share/Unit as of September 30, 2022	$13.8660	$13.9594	$13.6629	$14.3442	$13.8145	$—	$14.3442

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes the partnership interests of the Operating Partnership held by parties other than the Company.
As of September 30, 2022, no Class T shares had been issued.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2022 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.3%	5.0%
Net Lease	5.1%	4.9%
Office	7.8%	6.8%
Logistics	6.0%	5.1%
Single-Family Rental	6.3%	5.1%

These assumptions are determined by the independent valuation advisor and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Net Lease Investment Values	Office Investment Values	Logistics Investment Values	Single-Family Rental Investment Values
Discount Rate	.25% Decrease	1.9%	1.8%	2.2%	1.9%	2.0%
(weighted average)	.25% Increase	(1.9)%	(2.1)%	(2.1)%	(2.0)%	(2.0)%
Exit Capitalization Rate	.25% Decrease	3.4%	3.1%	2.5%	3.5%	3.0%
(weighted average)	.25% Increase	(3.2)%	(3.1)%	(2.4)%	(3.2)%	(3.0)%

The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines, and our unconsolidated interest in Principal Place.

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV:

Reconciliation of Stockholders’ Equity to NAV	September 30, 2022
Stockholders' equity under U.S. GAAP	$917,973,099
Redeemable non-controlling interest	1,022,106
Total partners' capital of Operating Partnership under GAAP	918,995,205
Adjustments:
Accrued stockholder servicing fee	26,050,915
Deferred rent	(3,797,462)
Advanced organizational and offering costs	12,846,621
Unrealized net real estate appreciation	169,082,145
Accumulated amortization of discount	(176,803)
Accumulated depreciation and amortization	79,178,915
NAV	1,202,179,536
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
•Organization and offering costs: The Adviser, and previously the Oaktree Adviser, agreed to advance organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 5, 2023, subject to the following reimbursement terms: (1) the Company has been and will continue reimbursing the Adviser for all such advanced expenses paid through July 5, 2022 ratably over the 60 months following July 6, 2022; and (2) the Company will reimburse the Adviser for all such advanced expenses paid from July 6, 2022 through July 5, 2023 ratably over the 60 months following July 6, 2023 As part of the Adviser Transition, the Adviser acquired the Oaktree Adviser’s receivable related to the organization and offering expenses previously incurred by the Oaktree Adviser. We have been and will continue reimbursing the Adviser for the Oaktree Adviser’s receivables ratably over the 60 months following July 6, 2022. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. Organization and offering expenses that have been advanced by the Adviser are excluded for the purposes of calculating NAV and will be recognized as a reduction to NAV as they are reimbursed to the Adviser.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders:

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Net loss attributable to stockholders and redeemable non-controlling interests	$(29,658,713)	$(6,291,197)
Adjustments to arrive at FFO:
Depreciation and amortization	42,315,873	11,462,760
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(571,689)	(853,350)
FFO attributable to stockholders and redeemable non-controlling interests	$12,085,471	$4,318,213
Adjustments to arrive at AFFO:
Straight-line rental income	(1,544,763)	(195,368)
Amortization of above and below market leases and lease inducements	(810,186)	171,522
Amortization of deferred financing costs	2,017,364	—
Amortization of mortgage premium/discount	(63,896)	(63,896)
Amortization of restricted stock awards	241,875	52,950
Unrealized loss (gain) on investments(1)	8,366,728	(226,426)
Non-cash performance fee and performance participation allocation	11,913,482	4,947,892
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(16,245)	5,833
AFFO attributable to stockholders and redeemable non-controlling interests	32,189,830	9,010,720
Adjustments to arrive at FAD:
Realized (loss) gain on real estate investments, net	(638,794)	(1,277,640)
Non-cash management fee	6,776,480	1,766,928
Stockholder servicing fees	(2,269,521)	(1,075,763)
FAD attributable to stockholders and redeemable non-controlling interests	$36,057,995	$8,424,245

(1)
Unrealized loss (gain) on investments relates to mark-to-market changes on our investments in real estate-related securities, derivative contracts, and unconsolidated joint venture reported at fair value. Unrealized (gain) loss on investments includes $3,161,474 of net operating income less interest expense attributable to our share in the unconsolidated joint venture reported at fair value.

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
The following table details the net distribution for each of our share classes for the nine months ended September 30, 2022:

Declaration Date	Class S Shares	Class I Shares	Class C Shares	Class E Shares	Class T Shares	Class D Shares
January 28, 2022	$0.0459	$0.0546	$0.0547	$0.0676	$—	$—
March 1, 2022	0.0473	0.0552	0.0553	0.0683	—	—
March 30, 2022	0.0478	0.0568	0.0569	0.0703	—	—
April 28, 2022	0.0488	0.0575	0.0577	0.0712	—	—
May 27, 2022	0.0505	0.0599	0.0601	0.0742	—	—
June 29, 2022	0.0505	0.0598	0.0601	0.0742	—	0.0570
July 28, 2022	0.0503	0.0598	0.0601	0.0742	—	0.0570
August 30, 2022	0.0503	0.0598	0.0601	0.0743	—	0.0570
September 29, 2022	0.0506	0.0598	0.0601	0.0743	—	0.0572
Total	$0.4420	$0.5232	$0.5251	$0.6486	$—	$0.2282
On June 1, 2022, the Company issued its first Class D shares of common stock. As of September 30, 2022, no Class T shares had been issued.

The following tables summarize our distributions declared during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$5,604,827	40%	$1,099,716	43%
Reinvested in shares	8,428,057	60%	1,459,726	57%
Total distributions	$14,032,884	100%	$2,559,442	100%

Sources of Distributions
Cash flows from operating activities from current period	$14,032,884	100%	$2,559,442	100%
Total sources of distributions	$14,032,884	100%	$2,559,442	100%

Cash flows from operating activities	$21,097,211		$3,954,502
Funds from Operations(1)	$(1,798,508)		$(676,272)
Adjusted Funds from Operations(1)	$9,500,859		$3,079,231
Funds Available for Distribution(1)	$12,106,859		$3,006,649

(1)
See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of these metrics to GAAP Net loss attributable to stockholders and redeemable non-controlling interests, and for considerations on how to review these metrics.

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$12,928,753	47%	$3,805,587	51%
Reinvested in shares	14,387,386	53%	3,625,559	49%
Total distributions	$27,316,139	100%	$7,431,146	100%

Sources of Distributions
Cash flows from operating activities from current period	$27,316,139	100%	$6,555,158	88%
Cash flows from investment gains	—	—%	875,988	12%
Total sources of distributions	$27,316,139	100%	$7,431,146	100%

Cash flows from operating activities	$55,332,548		$6,555,158
Funds from Operations(1)	$12,085,471		$4,318,213
Adjusted Funds from Operations(1)	$32,189,830		$9,010,720
Funds Available for Distribution(1)	$36,057,995		$8,424,245

(1)
See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of these metrics to GAAP Net loss attributable to stockholders and redeemable non-controlling interests, and for considerations on how to review these metrics.

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
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2022, the outstanding principal balance of our variable rate indebtedness was $851.1 million and consisted of mortgage loans, our Secured Credit Facility and our Affiliate Line of Credit.
Certain of our mortgage loans and other indebtedness are variable rate and are indexed to the U.S. Dollar denominated LIBOR and the U.S. Dollar denominated SOFR (collectively, the “Reference Rates”). For the nine months ended September 30, 2022, a 10% increase in the Reference Rates would have resulted in increased interest expense of $0.8 million.
Investments in Real Estate-Related Loans and Securities
As of September 30, 2022, we held $306.1 million of investments in four real estate-related loans and 70 real estate-related securities. Certain of our investments are variable rate and are indexed to the Reference Rates and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the nine months ended September 30, 2022, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.2 million.
We may also be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. We seek to manage our exposure market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of September 30, 2022, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $30.6 million.
Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar (“USD”). We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. As of September 30, 2022, we have one foreign exchange derivative with a notional hedged amount of £73.3 million GBP.
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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
During the three months ended September 30, 2022, we sold equity securities that were not registered under the Securities Act. As described in Note 10 to our Consolidated Financial Statements, the Adviser is entitled to an annual management fee payable monthly in cash or shares of common stock, in each case at the Adviser’s election. For each of the three months ended September 30, 2022, the Adviser elected to receive its management fees in Class I shares and we issued 236,018 unregistered Class I shares to the Adviser in satisfaction of the management fees for June 2022 through August 2022. Additionally, we issued 88,034 unregistered Class I shares to the Adviser in October 2022 in satisfaction of the September 2022 management fee. These shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Adviser was made pursuant to Section 4(a)(2) of the Securities Act.
We have also sold Class I and Class C shares in private offerings to feeder vehicles that offer interests in such feeder vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. For the three months ended September 30, 2022, we received $83.4 million from the sale of 6,013,029 unregistered Class I shares and $30.5 million from the sale of 2,246,638 unregistered Class C shares.
We have also sold Class E shares to Brookfield and certain of its affiliates in one or more private offerings. The offer and sale of Class E shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2). For the three months ended September 30, 2022, we received $0.3 million from the sale of 17,542 unregistered Class E shares to affiliates of Brookfield.
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
Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real estate properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.
If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.
We and the Operating Partnership have also entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which we and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating Partnership units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Operating Partnership units that it receives in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) the date that is the third anniversary of the date of the prospectus for the Follow-On Public Offering. Following such date, the Brookfield Investor may cause us to repurchase its shares and Operating Partnership units (above the $50 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Follow-On Public Offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. For the three months ended September 30, 2022, the Company and the Operating Partnership did not repurchase any shares or Operating Partnership units as part of the Brookfield Repurchase Arrangement.
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
During the three months ended September 30, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of Shares Outstanding	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(1)
July 2022	713,568	0.91%	$13.7631	713,568	—
August 2022(2)	446,799	0.54%	$14.0634	446,799	—
September 2022	450,476	0.52%	$13.8940	450,476	—
Total	1,610,843			1,610,843

(1)	Repurchases are limited as described above.
(2)	Includes 73,289 Class I shares and 221,407 Class E shares previously issued to the Adviser as payment for management fees.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

Amended and Restated Bylaws
On November 10, 2022, the Company amended and restated its bylaws, effective as of November 10, 2022 (as amended and restated, the “Bylaws”), to address recently adopted amendments to Rule 14a-19 under the Exchange Act by clarifying that no person may solicit proxies in support of a director nominee unless such person has complied with Rule 14a-19, and that any person soliciting proxies in support of a director nominee must comply with the requirements to provide notices required under Rule 14a-19 in a timely manner and deliver reasonable evidence that the Rule 14a-19 requirements have been met and to amend certain other provisions of the Bylaws. The foregoing description of the Bylaws is qualified in its entirety by the full text of the Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Amendment to Affiliate Line of Credit
On November 10, 2022, the Company amended the Affiliate Line of Credit, effective as of November 2, 2022, pursuant to which (a) the lender party to the Affiliate Line of Credit was replaced with a different affiliate of Brookfield; (b) the maturity date of the Line of Credit was extended to November 2, 2023; and (c) the interest rate was converted from LIBOR plus 2.25% to SOFR plus 2.35%. A copy of this First Amendment to the Affiliate Line of Credit is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1*	Amended and Restated Bylaws

10.1*
First Amendment to Uncommitted Unsecured Line of Credit, dated November 10, 2022, but effective as of November 2, 2022, by and among Brookfield Corporate Treasury Limited, Brookfield REIT Operating Partnership L.P., and Brookfield US Holdings Inc.

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

Brookfield Real Estate Income Trust Inc.

November 14, 2022	/s/ Zachary B. Vaughan
Date	Zachary B. Vaughan
Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	/s/ Dana E. Petitto
Date	Dana E. Petitto
Chief Financial Officer
(Principal Financial Officer)

November 14, 2022	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Accounting Officer
(Principal Accounting Officer)