Form 10-K
period 2022-12-31
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2023-03-16
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____
Commission File Number: 000-56428

 Brookfield Real Estate Income Trust Inc.
(Exact name of registrant as specified in its charter)

Maryland	82-2365593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  X
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No X
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No X
The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock.
The number of the registrant’s outstanding shares of common stock as of February 28, 2023 was 93,119,734, consisting of 42,933,827 Class I shares, par value $0.01 per share, 37,665,910 Class S shares, par value $0.01 per share, 9,135,460 Class C shares, no par value per share, 80,876 Class D shares, par value $0.01 per share, and 3,303,661 Class E shares, no par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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

SUMMARY RISK FACTORS
An investment in shares of our common stock involves significant risks and is intended only for investors with a long-term investment horizon and who do not require immediate liquidity or guaranteed income. If we are unable to effectively manage the impact of these risks, we may not meet our investment objectives. Some of the more significant risks relating to an investment in shares of our common stock include:
•We have a limited operating history, and there is no assurance that we will be able to successfully achieve our investment objectives.
•We have held our current investments for a limited period of time and our stockholders will not have the opportunity to evaluate our future investments before we make them, which makes an investment in our common stock more speculative.
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
•We have no employees and are dependent on Brookfield REIT Adviser LLC (the “Adviser”) to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Brookfield Accounts (as defined below), the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.
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
•Our operating results will be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located, including changes with respect to rising interest rates, inflation, rising vacancy rates or decreasing market rental rates, fluctuations in the average occupancy, inability to lease space on favorable terms, bankruptcies, financial difficulties or lease defaults by our tenants, and changes in government rules, regulations and fiscal policies, such as property taxes, zoning laws, limitations on rental rates, and compliance costs with respect to environmental and other laws.
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
History and Development of the Company
Brookfield Real Estate Income Trust was formed on July 27, 2017 as a Maryland corporation and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We seek to invest in well-located, high quality real estate properties that generate strong current cash flow and could further appreciate in value through our proactive, best-in-class asset management strategies. Our real estate-related debt strategy seeks to achieve high current income and superior risk-adjusted returns. We are structured as an umbrella partnership real estate investment trust (“UPREIT”), which means that we own substantially all of our assets through our operating partnership, Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”), a Delaware limited partnership, of which we are the sole general partner.
We are externally managed by our Adviser and have been since November 2, 2021. The Adviser is an affiliate of Brookfield Asset Management Ltd. (together with its affiliates, “Brookfield”), which was formed on December 9, 2022 upon the distribution and listing by Brookfield Corporation (formerly Brookfield Asset Management Inc.) of 25% of its asset management business. Prior to November 2, 2021, we were externally managed by Oaktree Fund Advisors, LLC (the “Sub-Adviser”), an affiliate of Oaktree Capital Management, L.P. (together with its affiliates, “Oaktree”). On November 2, 2021, we consummated a series of related transactions and actions that we refer to collectively as the “Adviser Transition,” including, but not limited to, the following:
•the engagement of the Adviser as our adviser and the resignation of the Sub-Adviser as our adviser;
•the engagement of the Sub-Adviser to (i) manage certain of our real estate properties (the “Equity Option Investments”) and real estate-related debt investments (the “Debt Option Investments” and, together with the Equity Option Investments, the “Oaktree Option Investments”) that we acquired prior to the consummation of the Adviser Transition and (ii) select and manage our liquid assets (cash, cash equivalents, other short-term investments, U.S. government securities, agency securities, corporate debt, liquid real estate-related equity or debt securities and other investments for which there is reasonable liquidity) (the “Liquidity Sleeve”);
•our entry into an Option Investments Purchase Agreement with Oaktree (the “Option Investments Purchase Agreement”), pursuant to which Oaktree may purchase the Operating Partnership’s entire interest in the Equity Option Investments or the Debt Option Investments, or both, subject to certain restrictions; and
•the engagement of Brookfield Oaktree Wealth Solutions LLC (the “Dealer Manager”) as the dealer manager for the Offering.
On April 30, 2018, the Securities and Exchange Commission (the “SEC”), declared effective our registration statement on Form S-11 (File No. 333-223022) for our initial public offering of up to $1,600,000,000 in shares in our primary offering and up to $400,000,000 in shares pursuant to our distribution reinvestment plan (the “Initial Public Offering”).

On November 2, 2021, the SEC declared effective our registration statement on Form S-11 (File No. 333-255557) for our follow-on public offering of up to $6,000,000,000 in shares in our primary offering and up to $1,500,000,000 in shares pursuant to our distribution reinvestment plan (the “Follow-On Public Offering” or the “Offering”). The Initial Public Offering terminated upon the commencement of the Follow-On Public Offering.
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
As of March 16, 2023, we had received aggregate offering proceeds of $344.2 million from selling an aggregate 25,737,520 shares of our common stock (consisting of 6,219,057 Class I shares, 19,413,925 Class S shares, and 104,538 Class D shares). We have primarily used the net proceeds to make investments in real estate, real estate-related debt and real estate-related securities.
Business Overview
Our investment objectives are to invest in assets that will enable us to:
•provide sustainable, stable income in the form of regular cash distributions to our stockholders;
•protect and preserve stockholders’ invested capital;
•generate appreciation from asset and market selection and hands-on, proactive asset management to grow property cash flows; and
•provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to high-quality commercial and residential real estate with lower volatility than publicly traded real estate companies.
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
We anticipate approximately 80% of our portfolio (potentially ranging between 65% and 90%) will be comprised of income-producing real estate, and approximately 20% of our portfolio (potentially ranging between 10% and 35%) will be comprised of real estate-related debt and securities.
We seek to achieve attractive risk-adjusted returns through investments in real estate assets with an emphasis on stable current income and long-term growth potential. Consistent with Brookfield’s and Oaktree’s shared investment philosophy, we seek to achieve attractive returns and mitigate downside risk by identifying price discounts relative to intrinsic value and replacement cost.
Our investment strategy seeks to capitalize on Brookfield’s deep expertise as an owner and operator of real assets with a long-standing history of creating value and delivering strong risk-adjusted returns across market cycles. We also seek to benefit from Brookfield’s disciplined investment approach, as well as its scale and ability to identify and acquire our target investments at attractive pricing. Brookfield is a leading global alternative asset manager with approximately $800 billion of assets under management across real estate, infrastructure, renewable power and transition, private equity and credit. Brookfield invests client capital for the long-term and offers a range of alternative investment products to investors around the world — including public and private pension plans, endowments and foundations, sovereign wealth funds, financial institutions, insurance companies and private wealth investors.
Investments in Real Estate
We invest primarily in stabilized, income-generating real estate across various segments, including multifamily, net lease, office, logistics, single-family rental and alternative property types. The majority of our portfolio is concentrated in the United States, but we may selectively invest in large global cities where our sponsor, Brookfield, has comprehensive capabilities, such as Toronto, London, Sydney and Seoul.
We do not designate specific geography or sector allocations for the portfolio; rather we invest in regions or asset classes where we see the best opportunities that support our investment objectives.

As of December 31, 2022, we owned a diversified portfolio of 18 properties, 480 single-family rental homes, and one unconsolidated interest in a real estate joint venture. Our real estate properties consisted of multifamily (56%), net lease (26%), single-family rental (7%), office (6%) and logistics (5%) based on the asset value of our real estate investments.
Investments in Real Estate-Related Debt and Securities
Our real estate-related debt and securities strategy seeks to achieve high current income and superior risk-adjusted returns. Our real estate-related debt investments focus on performing real estate-related debt, primarily commercial first mortgages and mezzanine loans, where the investment strategy is not intended to result in real estate ownership. Our investments in real estate-related securities include commercial mortgage backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and real estate-related corporate debt. In addition to serving our investment purposes, our investments in real estate-related securities will also provide a source of liquidity for our share repurchase plan and cash management.
As of December 31, 2022, our real estate-related debt and securities consisted of 79 investments with an aggregate fair value of approximately $333 million.
Leverage
We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio of investments. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio is 50% to 60%. Our leverage ratio is measured by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. We have no indebtedness on our real estate-related debt investments.
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
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Brookfield, including the Adviser and its affiliates. See Item 1A — “Risk Factors — Risks Related to our Relationship with Brookfield.”
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
For the year ended December 31, 2022 we had net losses attributable to stockholders under U.S. Generally Accepted Accounting Principles (“GAAP”) and an accumulated deficit. It is possible that we will continue to experience net losses and to accumulate additional deficits, which may negatively affect the value of our shares of common stock.
We have a limited operating history, and there is no assurance that we will be able to successfully achieve our investment objectives.
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
We have held our current investments for a limited period of time and our stockholders will not have the opportunity to evaluate our future investments before we make them, which makes an investment in our common stock more speculative.
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

There is no public trading market for shares of our common stock; therefore, stockholders’ ability to dispose of our shares will likely be limited to repurchase by us. If stockholders do sell their shares to us, they may receive less than the price they paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share), and not based on the price at which stockholders initially purchased their shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 98% of the transaction price (the “Early Repurchase Deduction”). As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan.
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
The vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of us as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Furthermore, our board of directors may agree for the benefit of one or more of our stockholders to restrict repurchases in a manner that is intended to result in our being treated as a “domestically controlled” REIT within the meaning of Section 897(h)(4)(B) of the Code. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, stockholder’ ability to have their shares repurchased by us may be limited and at times stockholders may not be able to liquidate their investment.
Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, rising interest rates and inflation could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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
Funding distributions from the proceeds of the sale of properties and other real estate-related assets that we acquire, the repayment of loans that we acquire or originate, borrowings, return of capital or proceeds of the Offering will result in a reduction of assets available to acquire properties or other real estate-related investments. Share repurchases would also result in such a reduction of assets available to acquire properties or other real estate-related investments. As a result, the return stockholders realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute existing stockholder’ interest in us on a percentage basis and may impact the value of stockholders’ investments, especially if we sell these securities at prices less than the price they paid for their shares. Funding share repurchases from the sale of additional securities will impact the value of stockholders' investments if we sell these securities at prices less than the price at which we repurchase shares. We may be required to continue to fund our regular distributions and share repurchases from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions or repurchases that may be paid from any of these sources. We believe that the likelihood that we pay distributions and fund share repurchases from sources other than cash flow from operations will be higher in the early stages of the Offering.
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
In addition, as noted above, we may defer operating expenses or pay expenses (including the fees of the Adviser) with shares of our common stock in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on our shares. The payment of expenses in shares of our common stock will dilute stockholders’ ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser is under no obligation to receive fees in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.

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
The Adviser’s and the Sub-Adviser’s determination of our monthly NAV per share will be based in part on annual appraisals of each of our properties by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor or appraisals provided directly by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser and the Sub-Adviser, as applicable, will review appraisal reports and monitor our properties and real estate-related investments, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related investments or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods used by the Adviser, the Sub-Adviser and State Street Bank and Trust Company (“State Street”) to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and our stockholders should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
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

If we are unable to continue to raise substantial funds, we will be limited in the number and type of investments we make, and the value of our shares of common stock will be more dependent on the performance of any of the specific assets we acquire.
Our Offering is being made on a “best efforts” basis, meaning that the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our Offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments, resulting in less diversity in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that our stockholders will lose money in their investment if we have less diversity in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. Further, our board of directors has approved a share repurchase arrangement whereby we will offer to repurchase shares or Operating Partnership units held by one or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”), provided that no such repurchase will be made during any month in which the full amount of all shares requested to be repurchased under our share repurchase plan is not repurchased. As a result of this share repurchase arrangement, it is expected that our aggregate NAV will not grow as quickly as it otherwise might as a result of our continuous offering and we may not have capital to make new investments until the shares and Operating Partnership units owned by the Brookfield Investor are fully repurchased, which will exacerbate the risks described above.
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
These super-majority voting requirements do not apply if, among other things, our stockholders receive a minimum price (as set forth in the Maryland General Corporation Law (the “MGCL”) for their common stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder.
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

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce stockholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”), and Maryland law. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our directors and certain of our officers. As a result, our stockholders and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors or officers, or the Adviser and its affiliates, for any liability or loss suffered by them or hold our directors or officers, the Adviser and its affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Adviser and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.
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
The Jumpstart Our Business Startups (“JOBS”) Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.
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
In addition, we are a “smaller reporting company,” as such term is defined in the Exchange Act. As a smaller reporting company, we are also eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not smaller reporting companies. We will remain a smaller reporting company if we have either: (1) a public float of less than $250 million; or (2) annual revenues of less than $100 million during the most recently completed fiscal year and a public float of less than $700 million.
We do not believe that being an emerging growth company or a smaller reporting company will have a significant impact on our business or the Offering.
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
We are subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic, or capital market conditions;
•future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•adverse economic conditions as a result of an epidemic, pandemic or other health-related issues in one or more markets where we own property;
•changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
•vacancies, fluctuations in the average occupancy and room rates for hospitality properties or inability to lease space on favorable terms;
•increased competition for properties targeted by our investment strategy;
•bankruptcies, financial difficulties or lease defaults by our tenants;
•increases in interest rates and lack of availability of financing; and
•changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.
All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.
Our success is dependent on general market and economic conditions.
Our activities and investments could be materially adversely affected by the instability in the U.S. or global financial markets, or changes in market, economic, political or regulatory conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation of our investments), trade barriers and currency exchange controls, and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations, such as the conflict between Russia and Ukraine and the significant sanctions and other restrictive actions taken against Russia by the United States and other countries in response to Russia’s February 2022 invasion of Ukraine, as well as the cessation of all business in Russia by many global companies) in respect of the countries in which we invest, as well as by numerous other factors outside the control of the Adviser or its affiliates. These factors may affect the level and volatility of real estate and securities prices and the liquidity of our investments, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. These factors are outside of our control and the control of the Adviser and its affiliates.
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
An increase in inflation could have an adverse impact on our floating rate mortgages, credit facilities and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable. In addition, leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below- market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected. Actions to reduce inflation, including raising interest rates, increase our cost of borrowing, which in turn could make it more difficult to obtain financing for our operations or investments on favorable terms.
We are subject to risks associated with pandemics, epidemics and other public health emergencies, including COVID-19.
Our business could be exposed to effects of pandemics or epidemics such as COVID-19, which could materially adversely impact our operations.
A local, regional, national or international outbreak of a contagious disease, such as COVID-19, which spread across the globe at a rapid pace impacting global commercial activity and travel, or future public health crises, epidemics or pandemics, could materially and adversely affect our results of operations and financial condition due to disruptions to commerce, reduced economic activity and other unforeseen consequences that are beyond our control.
The ongoing prevalence of COVID-19, the emergence and progression of new variants and the actions taken in response to COVID-19 by government authorities across various geographies in which we and our businesses operate have interrupted business activities and supply chains, disrupted travel, contributed to significant volatility in the financial markets, impacted social conditions and adversely affected local, regional, national and international economic conditions as well as the labor market. There can be no assurance that strategies that we employ to address potential disruptions in operations will mitigate the adverse impacts of any of these factors.
The longer-term economic impacts of COVID-19 will depend on future developments, which are highly uncertain, constantly evolving and difficult to predict. These developments may include the risk of new and potentially more severe variant strains of COVID-19; additional actions that may be taken to contain COVID-19, such as reimposing previously lifted measures or putting in place additional restrictions; and the pace, availability, distribution, acceptance and effectiveness of vaccines. Such developments, depending on their nature, duration and intensity, could have a material adverse effect on our business, financial position, results of operations or cash flows.
In addition, the potential effects of COVID-19 on our employees or the employees of other companies with which we and they do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of the pandemic could have a material impact on the adverse effects we experience. These events, which are beyond our control, could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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
The Adviser and the Sub-Adviser hire property managers to manage our properties and leasing agents to lease vacancies in our properties. These property managers may be our affiliates or partners in joint ventures that we enter into. We may also use portfolio entities owned by Brookfield to provide these property management, leasing and similar services. The property managers have significant decision-making authority with respect to the management of our properties. We are particularly dependent on property managers of any hospitality and leisure properties we invest in. In cases where we use third party property managers, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. In cases where we use one of Brookfield’s portfolio entities to provide property management services, we will directly incur the expenses of property management and the other costs and obligations associated with operating the portfolio entity, including the compensation of the portfolio entity employees. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.
We will depend on tenants for our revenue, and therefore our revenue will be dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
Rental income from real property, directly or indirectly, constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.
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
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.
In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land or by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition.
Short-term leases associated with any multifamily or single family rental properties may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to our stockholders.
Substantially all of our leases in multifamily properties and single family rental properties are on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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
The multifamily properties in which we invest must comply with the Fair Housing Amendment of 1988 (the “FHAA”).
The multifamily properties in which we invest domestically, if any, must comply with the FHAA which requires that multifamily properties first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the Americans with Disabilities Act (the “ADA”) and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily properties to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.
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

General Risks Related to Investments in Real Estate-Related Debt
Investments in real estate-related debt securities are subject to various risks, including creditor risks and early redemption features, which may materially adversely affect our results of operations and financial condition.
We invest in public and private debt investments and other obligations relating to real estate assets and real estate-related companies, including CMBS, RMBS and corporate bonds. The value of these debt investments and whether and to what extent such investments perform as expected will depend, in part, on the prevailing conditions in the market for real estate investment generally and, in particular, on the value of the underlying real estate asset collateral or real estate-related companies to which such debt investments relate. Real estate-related debt securities can also be very volatile and their value can change rapidly and dramatically, including in response to changes in interest rates and other market events.
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
The debt securities and instruments in which we may invest include secured or unsecured debt at various levels of an issuer’s capital structure. As part of our investment strategy, it is anticipated that we will invest in a range of mezzanine, junior tranches of debt securities in an issuer’s capital structure and pools or tranches of CMBS and RMBS comprised of securities that are subordinated or otherwise junior in an issuer’s capital structure. To the extent we invest in unsecured or relatively junior debt securities in an issuer’s capital structure, such investments may be subordinated to substantial amounts of senior secured indebtedness. Investments in subordinated debt securities involve greater credit risk of default than the more senior classes of such issuance or series. Subordinated or junior tranches in an issuer’s capital structure absorb losses from default before other more senior tranches to which such junior tranches are subordinate. As a result, to the extent we invest in such debt, we would potentially receive payments or interest distributions after, and must bear the effects of losses or defaults on the underlying mortgage loans before, the holders of other more senior tranches of debt.
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
Certain risks associated with CMBS and RMBS securities may adversely affect our results of operations and financial condition.
We invest in pools or tranches of CMBS and RMBS which are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risks. These risks may be magnified by volatility in the credit and real estate markets. The investment characteristics of CMBS and RMBS differ from traditional debt securities in a number of respects, and are similar to the characteristics of structured credit products in which investors participate through a trust or other similar conduit arrangement. Mortgage loans are obligations of the borrowers thereunder and are not typically insured or guaranteed by any other person or entity. While we intend to analyze and underwrite our CMBS and RMBS investments from a fundamental real estate perspective, there can be no assurance that such underwriting practices will yield their desired results or that we will be able to effectively achieve our investment objectives.
The prospect of full repayment of the mortgage loans underlying CMBS depends on the ability of the commercial borrower to generate current income from its commercial property. The ability to generate current income from a commercial property is affected by a variety of factors. Such factors include differences in the management ability and track record of the commercial borrower, and geographic or industry concentration. Commercial borrowers may also lack the incentive to invest the funds necessary to maintain and attract tenants in the properties underlying the commercial mortgage loans to the extent the value of the mortgage exceeds the property value. Unlike residential mortgage loans, most commercial mortgage loans are not significantly amortized over the loans’ terms. Instead, with most commercial mortgage loans the bulk of the loan balance is payable at maturity with a one-time payment, commonly known as a “balloon payment.” Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing, which can be negatively impacted by a difficult credit environment. Usually, a commercial borrower will seek out another loan to satisfy the balloon payment on a commercial mortgage loan. Therefore, full satisfaction of a commercial mortgage loan will be affected by a commercial borrower’s access to credit. In certain situations, including during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower.
Mortgage loans are usually non-recourse in nature. Therefore, if a borrower defaults on the mortgage loan underlying the CMBS or RMBS, the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the loans comprising a pool or tranche of CMBS or RMBS in which we invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on mortgage loans underlying the CMBS or RMBS will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property and the financial circumstances of the borrower. A decline in specific real estate markets and property valuations may result in higher delinquencies and defaults. In the event of default, the lender will have no right to assets beyond collateral attached to the mortgage loan. There can be no guarantee that our investments in CMBS and RMBS will not be adversely affected by such risks.
The value of CMBS and RMBS is subject to risk from possible geographic or industry concentration. In addition to investing in pools or tranches of CMBS and RMBS, we may in certain circumstances invest in securities relating to a single issuer or a handful of issuers, which involves a high degree of concentrated risk with no certainty of any return of capital. These risks may be further pronounced in cases where the CMBS or RMBS is secured by a relatively small or less diverse pool of underlying loans or real estate assets. Certain geographic regions or industries may be more adversely affected from economic pressures when compared to other geographic regions or industries. A pool of CMBS or RMBS by mortgage loans with a substantial geographic or industry concentration will be more susceptible to the economic environment of such concentrated geographic regions or industries, and therefore could be at greater risk for a substantial loss in value.
We may invest in structured products that may involve structural and legal risks.
We may invest in structured products, including debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, as well as certificates issued by a structured investment vehicle that holds pools of CMBS or RMBS. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor in the subordinated debt securities issued by a structured product. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.
We may enter into swap transactions, which involve a variety of significant risks.
We may enter into long and short positions in all types of derivative transactions and credit-linked securities, including total return swaps, rate of return swaps, credit default swaps (including index-related credit default swaps), interest rate swaps, and credit-linked notes and deposits. Credit-linked securities, including credit default swaps, are bilateral over the counter agreements between two parties that transfer a defined credit risk from one party to another.
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
We expect that we will be operated pursuant to an exemption or exclusion from the registration requirements under the Commodity Futures Trading Commission (“CFTC”) regulations.
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
We have entered into an uncommitted line of credit from an affiliate of Brookfield (the “Credit Agreement”) and may seek to obtain additional lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to pay distributions or fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to borrow under the line of credit, that the lender will issue a loan or extend or renew the line of credit, or that we will be able to obtain additional lines of credit on financially reasonable terms. In addition, we may not be able to obtain a line of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to pay distributions or fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our Offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
A number of our assets are interest rate sensitive: increases in long-term interest rates will, absent all else, increase our interest rate expense, impacting profitability, and decrease the value of these assets by reducing the present value of the cash flows expected to be produced by the asset. Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. We cannot predict factors which may or may not affect interest rates.
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
We may be adversely affected by the phasing out of the London Interbank Offered Rate (“LIBOR”).
The Financial Conduct Authority (the “FCA”) in the United Kingdom ceased compelling banks to submit rates for the calculation of LIBOR in 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. In November 2020, the ICE Benchmark Administration Limited, the benchmark administrator for USD LIBOR rates, proposed extending the publication of certain commonly-used USD LIBOR settings until June 30, 2023 and the FCA issued a statement supporting such proposal. It is not possible to predict the effect of these changes, including when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets.
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
The dealer manager for the Offering is Brookfield Oaktree Wealth Management Solutions LLC, an affiliate of the Adviser. The Dealer Manager is newly formed, and other than serving as dealer manager for the Offering, the Dealer Manager has no experience acting as a dealer manager for a public offering of a non-listed REIT. The success of the Offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker- dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in the Offering, we may not be able to raise adequate proceeds through the Offering to meet our investment objectives. In addition, the Dealer Manager may serve as dealer manager for other issuers, including Other Brookfield Accounts and other accounts of Oaktree (“Other Oaktree Accounts”). As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the Offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through the Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.
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
We will pay the Adviser a management fee regardless of the performance of our portfolio. The Adviser’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay the Adviser a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The Adviser, however, has a fiduciary duty to us. If the Adviser fails to act in our best interests, then it will have violated this duty. The Advisory Agreement may be terminated by us or the Adviser on 60 days’ notice. The existence of the performance fee, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Adviser to make riskier or more speculative investments on our behalf or cause us to use more leverage than it would otherwise make in the absence of such performance based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the Adviser may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.

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
Brookfield’s or Oaktree’s existing relationships may influence the Adviser’s or the Sub-Adviser’s decision-making and the Adviser or Sub-Adviser may take the existence and development of such relationships into consideration in managing us and our investments.
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
Conflicts of interest may exist with respect to the Adviser’s and Sub-Adviser’s selection of brokers, dealers and transaction agents and counterparties (collectively, “Broker Dealers”) and financing sources for the execution of transactions by us. When engaging the services of such Broker Dealers and financing sources, the Adviser or the Sub-Adviser may, subject to best execution, take into consideration a variety of factors, including, to the extent applicable, the ability to achieve prompt and reliable execution, competitive pricing, transaction costs, operational efficiency with which transactions are effected, access to deal flow and precedent transactions, and the financial stability and reputation of the particular Broker Dealers, as well as other factors that the Adviser or the Sub-Adviser, as applicable, deems appropriate to consider under the circumstances. Broker Dealers and financing sources may provide other services that are beneficial to the Adviser, Brookfield, the Sub-Adviser, Oaktree and their respective affiliates, but that are not necessarily beneficial to us, including capital introductions, other marketing assistance, client and personnel referrals, consulting services, and research-related services. These other services and items may influence the Adviser’s and the Sub-Adviser’s selection of Broker Dealers and financing sources.
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
We have entered into the Credit Agreement with an affiliate of Brookfield, pursuant to which we may borrow up to $125 million at an interest rate equal to the lowest then-current interest rate offered by a third-party lender to us for a similar credit product, or, if no such rate is available, SOFR plus 2.25%. There can be no assurances that we will be able to borrow under the Credit Agreement, or that the Brookfield lender will issue a loan or extend or renew the Credit Agreement. Because this Credit

Agreement is with an affiliate of Brookfield, the terms of the agreement were not negotiated at arm’s length. The Adviser may face conflicts of interest in connection with any borrowings or disputes under this Credit Agreement.
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
To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year, including any undistributed capital gain. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our cost and our leverage and reduce the value of our investments.
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
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Subject to certain exceptions, FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the distribution of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire time period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including repurchases) would be subject to tax under FIRPTA, unless (1) our shares of common stock were regularly traded on an established securities market and (2) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market. Proposed Treasury regulations issued on December 29, 2022 (the “Proposed Regulations”) would modify the existing Treasury regulations relating to the determination of whether we are a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies or domestic “C” corporations owned 25% or more directly or indirectly by foreign persons (“foreign owned domestic corporations”) and by treating “qualified foreign pension funds” as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective a year after they are finalized, the preamble to the Proposed Regulations state that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations as currently drafted would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign owned domestic corporations is inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment.
Even if we are domestically controlled, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from us that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-

U.S. holder’s ownership of our common stock, unless the relevant class of stock is regularly traded on an established securities market in the United States and such non-U.S. holder did not own more than 10% of such class at any time during the one-year period ending on the date of such distribution. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.
We may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state, local and foreign taxes. For example, net income from the sale of properties that are “dealer” properties (properties held for sale in the ordinary course of a trade or business and not for investment) sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, we may elect to cause our stockholders to be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which may cause a reduction in the total return to our stockholders.
Stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
Stockholders that participate in our distribution reinvestment plan will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless such stockholders are a tax-exempt entity, they may be forced to use funds from other sources to pay such Stockholders’ tax liability on the reinvested dividends.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20% (excluding the 3.8% Medicare tax). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under current law, through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of “ordinary” REIT dividends (i.e. dividends other than capital gain dividends and qualified dividend income), which temporarily reduces the effective tax rate on such dividends.
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
We may acquire mezzanine loans, for which the U.S. Internal Revenue Service (the “IRS”) as provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
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
A taxpayer’s adjusted taxable income starts with its taxable income and adds back items of non-business income and expense, business interest income and business interest expense, net operating losses and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
No more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more taxable REIT subsidiaries. This requirement limits the extent to which we can conduct our activities through taxable REIT subsidiaries. The values of some of our assets, including assets that we hold through taxable REIT subsidiaries, may not be subject to precise determination, and values are subject to change in the future. In addition, as a REIT, we must pay a 100% penalty tax on IRS adjustments to certain payments that we make or receive if the economic arrangements between us and any of our taxable REIT subsidiaries are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any taxable REIT subsidiary on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. However, the IRS may successfully assert that the economic arrangements of any of our intercompany transactions are not comparable to similar arrangements between unrelated parties.
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
Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in our common stock. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends they receive. In the case of non-U.S. stockholders, we generally will be required to withhold tax with respect to the entire dividend, which withholding tax may exceed the amount of cash such non-U.S. stockholder would otherwise receive.
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

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”), fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil penalties.
There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts (“IRAs”), or Keogh plans. If an investor is investing the assets of any of the entities identified in the prior sentence in our common stock, investors should satisfy themselves that:
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
For an overview of our real estate investments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our principal executive offices are located at 250 Vesey Street, 15th Floor New York, NY 10281. We consider these facilities to be suitable for the management of our business.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock
The Offering consists of four classes of shares of our common stock, Class S shares, Class T shares, Class D shares, and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 16, 2023, there were 2,750 holders of record of our Class S common stock, 378 holders of record of our Class I common stock, and 23 holders of record of our Class D common stock. As of March 16, 2023, we have not sold any Class T shares. Class C and Class E shares are not offered or sold in the Offering. These figures do not include the number of stockholders that hold shares in “street name” through banks or broker-dealers. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class being offered and sold in the Offering as of December 31, 2022:

	Class S Shares	Class T Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 0.5%	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—
For Class S shares sold in the Offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the Offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the Offering, investors will pay upfront selling commissions of up to 0.5% of the transaction price. There are no upfront selling commissions or dealer manager fees with respect to Class I shares.
The Dealer Manager, a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares and Class T shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares.
We will cease paying the stockholder servicing fee with respect to any Class S share, Class T share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable dealer agreement between the Dealer Manager and a participating broker-dealer at the time such shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan with respect thereto). At the end of such month, such Class S share, Class T share or Class D share (and any shares issued under our distribution reinvestment plan with respect thereto) held in such stockholder’s account will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such shares.
The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2022, the Dealer Manager retained approximately $400 of upfront selling commissions, dealer manager or stockholder servicing fees.
For the year ended December 31, 2022, the costs of raising equity capital, which represent all upfront selling commissions, upfront dealer manager fees, stockholder servicing fees and organization and offering costs, was approximately 3.4% of the gross amount of equity capital raised, inclusive of equity capital raised from private offerings.
The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate related debt and securities), the addition of any other assets

(such as cash on hand) and the deduction of any liabilities, including the accrual of any performance fees, and any stockholder servicing fees applicable to such class of shares. Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the prospectus for the Offering for further details on how our NAV is determined.
The following table presents our monthly NAV per share for each of the six classes of shares from January 31, 2021 through December 31, 2022:

	Class S Shares	Class I Shares	Class C Shares	Class E Shares	Class T Shares	Class D Shares
January 31, 2021	$10.5020	$10.6220	$—	$—	$—	$—
February 28, 2021	10.5287	10.6480	—	—	—	—
March 31, 2021	10.6138	10.7307	10.7093	—	—	—
April 30, 2021	10.6751	10.7861	10.7230	—	—	—
May 31, 2021	10.7562	10.8583	10.8046	—	—	—
June 30, 2021	10.8558	10.9475	10.8933	—	—	—
July 31, 2021	10.9087	10.9868	10.9288	—	—	—
August 31, 2021	11.1222	11.2011	11.1424	—	—	—
September 30, 2021	11.8772	11.9684	11.9007	—	—	—
October 31, 2021	11.8843	11.9793	11.8990	—	—	—
November 30, 2021	12.2120	12.3099	12.2272	12.3577	—	—
December 31, 2021	12.4506	12.4858	12.4285	12.5880	—	—
January 31, 2022	12.5735	12.6154	12.5240	12.7185	—	—
February 28, 2022	12.9453	12.9919	12.8738	13.1675	—	—
March 31, 2022	13.0702	13.1344	12.9693	13.3421	—	—
April 30, 2022	13.6326	13.6925	13.5045	14.0147	—	—
May 31, 2022	13.7789	13.8601	13.5772	14.2549	—	—
June 30, 2022	13.7215	13.8110	13.5231	14.1412	—	13.7139
July 31, 2022	13.8200	13.9101	13.6245	14.2684	—	13.8117
August 31, 2022	13.8555	13.9499	13.6556	14.3219	—	13.7712
September 30, 2022	13.8660	13.9594	13.6629	14.3442	—	13.8145
October 31, 2022	13.8702	13.9636	13.6667	14.3613	—	13.8034
November 30, 2022	13.5418	13.6332	13.3424	13.9833	—	13.4806
December 31, 2022	13.2712	13.3602	13.0716	13.6732	—	13.2204

Net Asset Value
Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. As a public company, we are required to issue financial statements based on historical cost in accordance with GAAP, which are subject to an annual independent audit.
To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. However, our valuation procedures and our NAV are not subject to independent audit. Because the fair value calculations of our real estate properties involve significant professional judgment in the application of both observable and unobservable inputs, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other public REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP.
With the approval of our board of directors, including a majority of the independent directors, we have engaged Altus Group U.S. Inc. to serve as our independent valuation advisor. At the end of each month, our independent valuation advisor prepares appraisals for each of our properties other than those for which we obtained third-party annual appraisals for such month, and reviews annual appraisals for each of our properties for which an appraisal was obtained from an independent third-party appraisal firm. While our independent valuation advisor performs an important role with respect to our property valuations, our independent valuation advisor is not responsible for, and does not calculate, our NAV. The Adviser is ultimately responsible for the determination of our NAV.
The following valuation methods are used for purposes of calculating our NAV:
•Investments in Real Estate: Our independent valuation advisor and independent third-party appraisal firms value our properties using the discounted cash flow methodology (income approach) as the primary methodology, whereby a property’s value is calculated by discounting the estimated cash flows and the anticipated terminal value of the subject property by the assumed market supported discount and terminal capitalization rate. Consistent with industry practices, the income approach also incorporates subjective judgments regarding comparable rental and operating expense data, capitalization and discount rates, and projections of future rent and expenses based on appropriate market evidence as well as the residual value of the asset as components in determining value. The valuations of our properties also incorporate historical operating revenues and expenses of the properties, lease agreements on the properties, budgeted revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property.
For the purposes of calculating our monthly NAV, our properties initially will be valued at cost, which we expect to represent fair value at that time. Each property, other than single-family rental properties, will then be appraised by an independent third-party appraisal firm after acquisition and no less than annually thereafter. Each month thereafter our independent valuation advisor will prepare an update appraisal of our properties that are not being appraised by an independent third-party appraisal firm. Our single-family rental properties are valued by our independent valuation advisor each month. Our non-U.S. property is generally valued in accordance with the same valuation methods, but is valued by an independent third-party appraisal firm every month.
•Investments in Real Estate-Related Loans and Securities: Our real estate-related securities are valued monthly using market quotations from third-party pricing vendors, and our real estate-related debt investments are valued monthly using valuations prepared by independent third-party valuation providers. Market quotations may be obtained from third-party pricing service providers or broker-dealers. If market quotations are not readily available (or are otherwise not a reliable indication of fair value for a particular investment), the fair value will be determined in good faith by the Sub-Adviser.
Certain real estate-related debt investments, such as private real estate loans, are unlikely to have market quotations. Such investments are valued monthly by a third-party valuation provider using generally accepted valuation methodologies to value such investments. Generally, the third-party valuation provider’s analysis will consider the underlying collateral real estate, the investment’s yield, and the current market yield. Market yield is estimated based on a variety of inputs regarding the collateral asset’s performance, local/macro real estate performance, and capital market conditions.

•Liabilities: We include the fair value of our liabilities as part of our NAV calculation. These liabilities include the fees payable to the Adviser (including any accrued performance fees) and the Dealer Manager, accounts payable, accrued operating expenses, property-level mortgages, portfolio-level credit facilities and other liabilities. Other than our debt obligations, we include the cost basis of our liabilities as part of NAV, which approximates fair value due to the liquid and short-term nature of the liabilities. For NAV, our debt obligations are valued by an independent third-party valuation provider using the discounted cash flow method.
In accordance with the valuation guidelines, our fund administrator calculates our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components (each as described above), including the estimated fair value of (1) each of our properties, (2) our real estate-related debt investments and real estate-related securities, (3) our other real estate-related investments, if any, and (4) our other assets and liabilities. Because stockholder servicing fees allocable to a specific class of shares will only be included in the NAV calculation for that class, and the management and performance fees allocable to Class E shares will differ from the management and performance fees allocable to the other share classes, the NAV per share for our share classes may differ. Operating Partnership units are valued in the same fashion. Each class of Operating Partnership units is economically equivalent to our corresponding class of shares.
At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. Changes in our monthly NAV will include, without limitation, accruals of our net portfolio income, interest expense, the management fee, any accrued performance fee, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements.
Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of December 31, 2022 ($ and shares/units in thousands):

Components of NAV	December 31, 2022
Investments in real estate	$1,807,704
Investments in real estate-related loans and securities	332,787
Investments in unconsolidated entities	80,591
Cash and cash equivalents	61,824
Restricted cash	18,175
Other assets	31,743
Debt obligations	(1,034,413)
Accrued performance fee	(6,566)
Accrued stockholder servicing fees(1)	(345)
Management fee payable	(1,239)
Dividend payable	(5,256)
Subscriptions received in advance	(8,166)
Other liabilities	(33,821)
Non-controlling interests in joint ventures	(22,001)
Net asset value	$1,221,017
Number of shares/units outstanding	91,762

(1)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of December 31, 2022, we have accrued under GAAP approximately $29.5 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2022 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party Operating Partnership Units(2)	Total
Net asset value	$487,102	$566,427	$482	$—	$122,129	$43,887	$990	$1,221,017
Number of shares/units outstanding	36,704	42,397	36	—	9,343	3,210	72	91,762
NAV Per Share/Unit as of December 31, 2022	$13.2712	$13.3602	$13.2204	$—	$13.0716	$13.6732	$13.6732

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes the units of the Operating Partnership held by parties other than us.
As of December 31, 2022, we had not sold any Class T shares.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2022 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.5%	5.1%
Net Lease	5.5%	4.8%
Office	8.3%	6.8%
Logistics	6.3%	5.4%
Single-Family Rental	6.5%	5.2%

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Net Lease Investment Values	Office Investment Values	Logistics Investment Values	Single-Family Rental Investment Values
Discount Rate	.25% Decrease	2.2%	2.0%	3.5%	2.8%	1.7%
(weighted average)	.25% Increase	(2.0)%	(1.8)%	(3.3)%	(2.7)%	(1.7)%
Exit Capitalization Rate	.25% Decrease	3.8%	4.0%	4.0%	4.7%	3.4%
(weighted average)	.25% Increase	(3.3)%	(3.6)%	(3.5)%	(4.0)%	(2.6)%

The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines.

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2022
Stockholders’ equity under U.S. GAAP	$963,214
Redeemable non-controlling interest	990
Total partners’ capital of Operating Partnership under GAAP	964,204
Adjustments:
Accrued stockholder servicing fee	29,132
Deferred rent	(4,132)
Advanced organizational and offering costs	12,365
Unrealized net real estate appreciation	127,132
Accumulated amortization of discount	(78)
Accumulated depreciation and amortization	92,394
NAV	$1,221,017
The following details the adjustments to reconcile stockholders’ equity under GAAP to our NAV:
•Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold such share. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of calculating NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.
•Deferred rent represents straight line rental revenue recorded under GAAP. For purposes of calculating NAV, deferred rental revenues are excluded.
•The Adviser and its affiliates, and previously the Oaktree Adviser, agreed to advance organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 5, 2023, subject to the following reimbursement terms: (1) we have been and will continue reimbursing the Adviser for all such advanced expenses paid through July 5, 2022 ratably over the 60 months following July 6, 2022; and (2) we will reimburse the Adviser for all such advanced expenses paid from July 6, 2022 through July 5, 2023 ratably over the 60 months following July 6, 2023. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For purposes of calculating NAV, such costs are recognized as a reduction to NAV as they are reimbursed to the Adviser.
•Our investments in real estate are presented at their depreciated historical cost basis in our GAAP consolidated financial statements. Our investments in real estate-related loans are presented at their amortized cost basis in our GAAP consolidated financial statements. Additionally, our mortgage loans, term loans, and credit facilities (“Debt”) are presented at their carrying value in our GAAP consolidated financial statements. As such, any changes in the fair market value of our investments in real estate, investments in real estate-related loans or Debt are not included in our GAAP results. For purposes of calculating NAV, our investments in real estate, investments in real estate-related loans, and our Debt are recorded at fair value and any changes in fair value are recognized as unrealized net real estate appreciation.
•We amortize the discount on our investments in real estate-related loans over the term of the loan in accordance with GAAP. For purposes of calculating NAV, our investments in real estate-related loans are recorded at fair value and such amortization is excluded.
•We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. For the purposes of calculating NAV, such depreciation and amortization is excluded.

Distributions
We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to satisfy the requirements for qualification as a REIT under the Code.
Beginning December 31, 2019, we declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Each class of our common stock receives the same aggregate gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fees, management fees, and performance fees, which are deducted from the monthly distribution per share.
The following table details the aggregate net distributions declared for each class of common stock for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Class S	Class I	Class D(1)	Class T(2)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.8715	$0.8715	$0.5199	$—	$0.8715	$0.8715
Stockholder servicing fee per share of common stock	(0.1100)	—	(0.0200)	—	—	—
Management fee per share of common stock	(0.1681)	(0.1689)	(0.1005)	—	(0.1661)	—
Net distributions declared per share of common stock	$0.5934	$0.7026	$0.3994	$—	$0.7054	$0.8715

(1)	We issued our first Class D shares of common stock in June 2022, thus no distributions were declared for Class D prior to this date.
(2)	We did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the year ended December 31, 2022.
For the year ended December 31, 2022, we declared distributions in the amount of $42.7 million. The following table outlines the tax character of our distributions paid in 2022 as a percentage of total distributions. The distribution declared on December 29, 2022 was paid in January of the following year and is excluded from the below analysis as it’s a 2023 tax event:

	Ordinary Income	Capital Gains	Return of Capital
2022 Tax Year	—%	—%	100%

The following table summarizes our distributions declared during the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	For the year ended December 31, 2022		For the year ended December 31, 2021		For the year ended December 31, 2020
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$17,075	40%	$5,702	52%	$4,872	67%
Reinvested in shares	25,653	60%	5,234	48%	2,439	33%
Total distributions	$42,728	100%	$10,936	100%	$7,311	100%

Sources of Distributions
Cash flows from operating activities from current period	$42,728	100%	$10,936	100%	$7,311	100%
Total sources of distributions	$42,728	100%	$10,936	100%	$7,311	100%

Cash flows from operating activities	$65,357		$15,721		$9,322
Funds from Operations(1)	$15,833		$3,106		$10,112
Adjusted Funds from Operations(1)	$41,056		$12,705		$8,458
Funds Available for Distribution(1)	$47,735		$11,978		$8,581

(1)
See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” below for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of these metrics to GAAP Net loss attributable to stockholders and redeemable non-controlling interests, and for considerations on how to review these metrics.

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

The following table presents a reconciliation of FFO, AFFO and FAD to net income (loss) attributable to our stockholders and redeemable non-controlling interests. We believe it is meaningful to include redeemable non-controlling interests since it is a component of our NAV ($ in thousands).

	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020
Net (loss) income attributable to REIT shareholders including Redeemable non-controlling interest	$(39,082)	$5,084	$(2,438)
Adjustments to arrive at FFO:
Depreciation and amortization	55,684	18,370	13,481
Realized gain on disposition of real estate	—	(19,496)	—
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(769)	(669)	(931)
FFO attributable to stockholders and redeemable non-controlling interests	15,833	3,289	10,112
Adjustments to arrive at AFFO:
Straight-line rental income	(1,879)	(298)	(1,547)
Amortization of above and below market leases and lease inducements	(963)	148	228
Amortization of deferred financing costs	4,534	461	211
Amortization of mortgage premium/discount	(85)	(85)	(453)
Organization costs	—	3,459	—
Amortization of restricted stock awards	323	88	72
Unrealized loss (gain) from changes in fair value of financial instruments(1)	16,750	(1,837)	(2,417)
Non-cash performance fee and performance participation allocation	6,566	7,489	2,215
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(23)	(9)	37
AFFO attributable to stockholders and redeemable non-controlling interests	41,056	12,705	8,458
Adjustments to arrive at FAD:
Realized gain on real estate-related loans and securities	(726)	(1,902)	(144)
Non-cash management fee	10,512	2,651	1,170
Stockholder servicing fees	(3,107)	(1,476)	(903)
FAD attributable to stockholders and redeemable non-controlling interests	$47,735	$11,978	$8,581

(1)
Unrealized loss (gain) on investments relates to mark-to-market changes on our investments in real estate-related securities, derivative contracts, and unconsolidated joint venture reported at fair value. Unrealized loss (gain) on investments includes $4.1 million of net operating income less interest expense attributable to our share in the unconsolidated joint venture reported at fair value.

FFO, AFFO, and FAD should not be considered to be more relevant or accurate than the GAAP methodology in calculating net income (loss) or in evaluating our operating performance. In addition, FFO, AFFO, and FAD should not be considered as alternatives to net (loss) income as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO, AFFO, and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders.
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
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Texas, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Texas, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to our prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to our Class T, Class S and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.
Unregistered Sales of Equity Securities
During the year ended December 31, 2022, we sold equity securities that were not registered under the Securities Act. As further described in Note 10 to our consolidated financial statements, the Adviser, and prior to the Adviser Transition the Oaktree Adviser, is entitled to an annual management fee, payable monthly, as compensation for the services it provides to us. The Oaktree Advisor agreed to waive the management fee through May 2020. The management fee can be paid, at the Adviser’s election, in cash or shares of our common stock. To date, the Adviser, and previously the Oaktree Adviser, has elected to receive the management fee in Class I and Class E shares of the our common stock. During the years ended December 31, 2022, 2021 and 2020, we incurred management fees of $10.5 million, $2.7 million, and $1.2 million, respectively. During the year ended December 31, 2022, we issued 502,895 unregistered Class I shares of common stock and 172,098 unregistered Class E shares of common stock to the Adviser for the payment of 2022 management fees. During the years ended December 31, 2021 and 2020, we issued 216,792 and 78,022 unregistered Class I shares of common stock to the Oaktree Adviser for payment of 2021 and 2020 management fees, respectively. We had accrued payables of $1.2 million and $0.6 million related to management fees as of December 31, 2022 and 2021, respectively, which are included in Due to affiliates on our Consolidated Balance Sheets. During January 2023, we issued of 90,871 unregistered Class I shares of common stock to the Adviser as payment of the $1.2 million management fees accrued as of December 31, 2022. During February 2022, we issued 49,309 unregistered Class E shares of common stock to the Adviser as payment of the $0.6 million management fees accrued as of December 31, 2021. Each issuance to the Adviser and the Oaktree Adviser was made pursuant to Section 4(a)(2) of the Securities Act.
As further described in Note 10 to the Consolidated Financial Statements, the Adviser, and prior to the Adviser Transition the Oaktree Adviser, is entitled to a performance fee based on our total return. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of our common stock, or units of the Operating Partnership. During the years ended December 31, 2022, 2021 and 2020, we incurred performance fees of $6.6 million, $5.1 million, and $2.2 million, respectively. The performance fee for 2022 became payable on December 31, 2022, and in January 2023 we issued 481,598 shares of Class I common stock to the Adviser as payment of the 2022 performance fee. The performance fee for 2021 earned by the Oaktree Advisor became payable on the date of the Adviser Transition, and in December 2021 we issued 429,340 Class I shares of common stock to the Oaktree Adviser as payment of the 2021 performance fee earned by the Oaktree Adviser through the date of the Adviser Transition. The performance fee for 2020 earned by the Oaktree Adviser became payable on December 31, 2020, and was paid in cash in April 2021. Each issuance to the Adviser and the Oaktree Adviser was made pursuant to Section 4(a)(2) of the Securities Act.
Additionally, the Special Limited Partner, an affiliate of Brookfield, previously held a performance participation interest in the Operating Partnership that entitled it to receive an allocation of the Operating Partnership’s total return to its capital account. As further described in Note 10 to the Consolidated Financial Statements, the performance participation allocation for the period November 3, 2021 through December 31, 2021 was $2.3 million and became payable on December 31, 2021. In March 2022, we issued 186,362 Class E units in the Operating Partnership (“Class E OP Units”) to the Special Limited Partner as payment of the 2021 performance participation allocation. In June 2022, all such Class E OP Units were converted to 191,670 unregistered Class I shares of common stock at the then-applicable conversion factor per unit based on the most recently determined NAV of Class E OP Units and Class I shares of common stock. Each issuance to the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.
We have also sold Class I and Class C shares in private offerings to feeder vehicles that offer interests in such feeder vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. During the year ended December 31, 2022, we received $210.1 million from the sale of 15,219,140 unregistered Class I shares and $104.2 million from the sale of 7,973,927 unregistered Class C shares.
We have also sold Class E shares to Brookfield and certain of its affiliates in one or more private offerings. The offer and sale of Class E shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2). For the year ended December 31, 2022, we received $11.1 million from the sale of 818,982 unregistered Class E shares to affiliates of Brookfield.

Share Repurchases
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan.
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an “Early Repurchase Deduction”) subject to certain limited exceptions. Settlements of share repurchases will be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan, to shares the Adviser elects to receive instead of cash in respect of its management or performance fees, or to shares issued to an affiliate of Brookfield in exchange for Class E units of the Operating Partnership that were issued to such entity in connection with its contribution of certain assets to the Operating Partnership in connection with the Adviser Transition. In addition, shares of our common stock are sold to certain feeder vehicles primarily created to hold our shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, we may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
The total amount of aggregate repurchases of Class S , Class I , Class T , Class D , Class C , and Class E shares (excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.
Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on our Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of our Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.
If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.
We and the Operating Partnership have also entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating Partnership units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Operating Partnership units that it received on the Adviser Transition date in consideration for the contribution by Brookfield of two multifamily properties and a 20% interest in a joint venture that owns a net lease property until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause us or the Operating Partnership to repurchase its shares and Operating Partnership units (above the $50 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. For the year ended December 31, 2022, we and the Operating Partnership did not repurchase any shares or Operating Partnership units as part of the Brookfield Repurchase Arrangement. On May 13, 2022, our board of directors approved an amendment to the Brookfield Repurchase Arrangement in order to clarify that the Brookfield Repurchase Arrangement will not apply to shares of our common stock or units of the Operating Partnership held by affiliates of Brookfield that are feeder vehicles primarily created to hold our Class I and Class C shares of common stock that offer interests in such feeder vehicles to non-U.S. persons.
On November 30, 2021, the Operating Partnership and the Brookfield Investor entered into a subscription agreement (the “Brookfield Subscription Agreement”) pursuant to which the Brookfield Investor agreed to purchase up to $83.0 million of Class E OP Units upon the request of the general partner of the Operating Partnership, of which we are the sole member. On December 1, 2021, the Brookfield Investor was issued 3,756,480 Class E OP Units in exchange for $45.0 million. On January

3, 2022, the Brookfield Investor was issued 3,075,006 Class E OP Units in exchange for $38.0 million. On June 29, 2022, we, the Operating Partnership and the Brookfield Investor entered into an agreement pursuant to which all such Class E OP Units issued to the Brookfield Investor in connection with the Brookfield Subscription Agreement were converted to Class I shares of our common stock at the then-applicable conversion factor per unit based on the most recently determined NAV of Class E OP Units and Class I shares. The Class I shares held by the Brookfield Investor in connection with the Brookfield Subscription Agreement are not subject to the Brookfield Repurchase Arrangement, but may be redeemed, in whole or in part, for cash upon the request of the Brookfield Investor.
During the three months ended December 31, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
October 2022	1,018,934	1.16%	$13.8640	1,018,934	—
November 2022(3)	590,162	0.66%	$13.9123	339,399	—
December 2022	934,630	1.02%	$13.4665	934,630	—
Total	2,543,726			2,292,963

(1)	Repurchases are limited as described above.
(2)	All repurchase requests under our share repurchase plan were satisfied.
(3)	Includes 250,763 Class I shares previously issued to the Adviser as payment for management fees.

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to the “Company,” “we,” “us,” or “our” refer to Brookfield Real Estate Income Trust Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this annual report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I Item 1.A - “Risk Factors” in this annual report on Form 10-K.
Overview
We are a Maryland corporation formed on July 27, 2017 to invest in commercial real estate assets. We seek to invest in well-located, high quality real estate properties that generate strong current cash flow and could further appreciate in value through our proactive, best-in-class asset management strategies. Our real estate-related debt strategy seeks to achieve high current income and superior risk-adjusted returns, as well as provide a source of liquidity.
We are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Ltd. (together with its affiliates, “Brookfield”), which was formed on December 9, 2022 upon the distribution and listing by Brookfield Corporation (formerly Brookfield Asset Management Inc.) of 25% of its asset management business. We are structured as an umbrella partnership real estate investment trust (“UPREIT”), which means that we own substantially all of our assets through our operating partnership, Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”), a Delaware limited partnership, of which we are the sole general partner.
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
As of December 31, 2022, we owned and operated 19 investments in real estate and held investments in one unconsolidated real estate interest, three real estate-related loans, and 76 short-term real estate-related debt securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties or real estate-related loans.

2022 Highlights
Operating and Capital Raising Results:
•Total return for the year ended December 31, 2022, excluding upfront selling commissions, was 11.37% for Class S, 12.68% for Class I and (0.59)% for Class D shares.1 Total return is calculated as the percent change in the NAV per share during the respective periods, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares.
•Annualized total return from inception through December 31, 2022, excluding upfront selling commissions, was 13.98% for Class S, 15.14% for Class I, and (0.59)% for Class D shares.1
•Raised $635.5 million from the sale of our common stock during the year ended December 31, 2022.
•Declared monthly net distributions totaling $42.7 million for the year ended December, 31, 2022. As of December 31, 2022, the annualized net distribution rate was 4.48% for Class S, 5.26% for Class I and 5.08% for Class D shares.2
•Reinvested distributions of $23.4 million during the year ended December 31, 2022.
Investment Activity:
•Closed on property acquisitions during the year with an aggregate purchase price, excluding closing costs, of $545.2 million, including:
◦Acquired three multifamily properties for a total purchase price of $384.0 million, excluding closing costs.
◦Acquired two logistics properties for a total purchase price of $38.2 million, excluding closing costs.
◦Acquired 466 single-family rental properties for an aggregate purchase price of $123.0 million, excluding closing costs.
•Closed on the following transactions during the year related to real estate-related loans and real estate-related securities:
◦Invested $296.4 million in real estate-related securities, consisting of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and corporate bonds.
◦Realized $16.4 million of proceeds from the sale or repayment of real estate-related loans and securities.
Financing Activity:
•During the year ended December 31, 2022, closed on an aggregate of $665.0 million of property-level financing, including a $372.8 million term loan secured by five multifamily properties.
•In December 2022, we refinanced the Secured Credit Facility to extend the maturity date to January 2025.
•As of December 31, 2022, our leverage ratio was 44.6%.3
Current Portfolio:
•Our portfolio as of December 31, 2022 consisted of 83% real estate properties, 14% real estate-related loans and securities, and the remainder in cash and cash equivalents.
•Our real estate properties as of December 31, 2022 consisted of multifamily (56%), net lease (26%), single-family rental (7%), office (6%) and logistics (5%).
•As of December 31, 2022, our real estate-related loans and securities consisted of 79 investments with an aggregate fair value of $332.8 million.

1 Year-to-date and since inception returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued. As of December 31, 2022, no Class T shares of common stock had been issued.
2 Reflects the current month’s net distribution annualized and divided by the prior month’s NAV.
3 The leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. There is no indebtedness on our real estate-related debt investments. The leverage ratio would be higher if our pro rata share of debt within our unconsolidated investment was taken into account.

Portfolio
The following table provides information regarding our portfolio of real properties as of December 31, 2022:

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Multifamily	April 2019	90%	$59.2	448	94%
Arbors of Las Colinas	Dallas, TX	Multifamily	December 2020	90%	63.5	408	92%
1110 Key Federal Hill	Baltimore, MD	Multifamily	September 2021	100%	73.6	224	97%
Domain	Orlando, FL	Multifamily	November 2021	100%	74.1	324	98%
The Burnham	Nashville, TN	Multifamily	November 2021	100%	129.0	328	94%
Flats on Front	Wilmington, NC	Multifamily	December 2021	100%	97.5	273	95%
Verso Apartments	Beaverton, OR	Multifamily	December 2021	100%	74.0	172	96%
2626 South Side Flats	Pittsburgh, PA	Multifamily	January 2022	100%	90.0	264	93%
The Parker	Alexandria, VA	Multifamily	March 2022	100%	136.0	360	97%
Briggs & Union	Mount Laurel, NJ	Multifamily	April 2022	100%	158.0	490	93%
Principal Place (5)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Two Liberty Center	Arlington, VA	Office	August 2019	97%	91.2	179,000	93%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	91%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	82%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
Single-Family Rentals	Various	Single-Family Rental	Various	100%	126.8	480	98%
Total					$1,749.3

(1)	Investments in real estate properties includes our consolidated property investments and our unconsolidated investment in Principal Place.
(2)	The joint venture agreements entered into by us (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(3)	Purchase price is presented in millions and excludes acquisition costs.
(4)
Occupancy rates as of December 31, 2022. For multifamily investments, occupancy represents the percentage of all leased units divided by the total available units as of the date indicated. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of the date indicated.

(5)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.

Investments in Real Estate-Related Loans and Securities
The following table details our real estate-related loan investments as of December 31, 2022 ($ in thousands):

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000	$(78)	$24,922
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023(3)	Principal due at maturity(4)	6,315	(5)	6,310
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023(3)	Principal due at maturity(4)	1,529	(1)	1,528
					$32,844	$(84)	$32,760

(1)	The term “L” refers to the one-month US dollar-denominated London Interbank Offer Rate (“LIBOR”). As of December 31, 2022, one-month LIBOR was equal to 4.39%.
(2)	Our investment is held through a membership interest in an entity which aggregates our interest with interests held by other funds managed by the Sub-Adviser. We have been allocated our proportionate share of the loan based on our membership interest in the aggregating entity.
(3)	The Sub-Adviser is negotiating a loan modification with the borrower.
(4)	The loan agreement requires mandatory prepayments simultaneous with the closing of the sale of any condominium unit.
The weighted average remaining term of our real estate-related securities was approximately 2.5 years as of December 31, 2022. The following table details our real estate-related securities as of December 31, 2022 ($ in thousands):

Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	33	L+3.64%	November 2025	$177,192	$169,014	$168,765
CMBS - fixed	10	4.54%	June 2024	74,771	69,705	69,555
RMBS - floating	8	L+2.46%	November 2024	19,325	19,048	19,175
RMBS - fixed	24	4.69%	February 2026	42,989	41,658	40,414
Corporate bonds	1	4.75%	March 2029	2,500	2,075	1,985
Total	76	6.63%	July 2025	$316,777	$301,500	$299,894

(1)
The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR and Secured Overnight Financing Rate (“SOFR”), as applicable to each security and loan. As of December 31, 2022, one-month LIBOR was equal to 4.39%. As of December 31, 2022, SOFR was equal to 4.30%.

(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.

Lease Expirations
The following table details the expiring leases at our office, logistics, and net lease properties by annualized base rent and square footage as of December 31, 2022. The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)(2)	% of Total Annualized Base Rent Expiring	Approximate Gross Leasable Square Footage of Expiring Leases (2)	% of Total Square Feet Expiring
2023	10	$3,929	12%	85	5%
2024	6	496	2%	53	3%
2025	16	3,246	10%	111	7%
2026	8	2,799	9%	95	6%
2027	3	950	3%	55	3%
2028	6	1,192	4%	35	2%
2029	4	1,902	6%	140	9%
2030	3	553	1%	54	3%
2031	—	—	—%	—	—%
2032	1	1,319	4%	211	13%
Thereafter	3	16,084	49%	763	49%
Total	60	$32,470	100%	1,602	100%

(1)
Annualized base rent is determined from the annualized December 31, 2022 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

(2)	Annualized base rent and square feet presented in thousands.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Year Ended December 31,		2022 vs. 2021
	2022	2021	$
Revenues
Rental revenues	$108,652	$34,787	$73,865
Other revenues	9,616	2,591	7,025
Total revenues	118,268	37,378	80,890
Expenses
Rental property operating	41,302	15,465	25,837
General and administrative	9,562	7,057	2,505
Organizational expenses	—	3,459	(3,459)
Management fee	10,512	2,651	7,861
Performance fee	6,566	5,143	1,423
Performance participation allocation	—	2,346	(2,346)
Depreciation and amortization	55,684	18,370	37,314
Total expenses	123,626	54,491	69,135
Other (expense) income
Income from real estate-related loans and securities	11,322	5,442	5,880
Interest expense	(39,718)	(6,758)	(32,960)
Realized gain on real estate investments, net	726	21,493	(20,767)
Unrealized (loss) gain on investments, net	(16,750)	1,837	(18,587)
Realized gain on financial instruments	10,572	—	10,572
Total other (expense) income	(33,848)	22,014	(55,862)
Net (loss) income	$(39,206)	$4,901	$(44,107)
Net loss attributable to non-controlling interests in third party joint ventures	148	183	(35)
Net income attributable to non-controlling interests - preferred stockholders	(24)	—	(24)
Net loss (income) attributable to redeemable non-controlling interests	4,669	(2,578)	7,247
Net (loss) income attributable to Brookfield REIT stockholders	$(34,413)	$2,506	$(36,919)
Per common share data:
Net (loss) income per share of common stock - basic and diluted	$(0.55)	$0.11	$(0.66)
Weighted average number of shares outstanding - basic and diluted	62,594	23,038	39,556

Revenues
Revenues primarily consist of base rent arising from tenant leases at our multifamily, net lease, office, logistics and single-family rental properties. Revenues increased $80.9 million from $37.4 million for the year ended December 31, 2021 to $118.3 million for the year ended December 31, 2022. The increase is due to the significant acquisition activity and growth of the portfolio since December 31, 2021. We owned 19 consolidated investments as of December 31, 2022, compared to 14 consolidated investments as of December 31, 2021. However, for the majority of 2021, we only owned five consolidated investments. The components of revenue during these periods are as follows ($ in thousands):

	Year Ended December 31,		2022 vs. 2021
	2022	2021	$
Rental revenue	$101,795	$32,887	$68,908
Tenant reimbursements	6,857	1,900	4,957
Ancillary income and fees	9,616	2,591	7,025
Total revenue	$118,268	$37,378	$80,890

Rental Property Operating Expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. Rental property operating expenses increased $25.8 million during the year ended December 31, 2022 to $41.3 million compared to $15.5 million for the year ended December 31, 2021. The increase is attributable to the increase in the portfolio size as described above.
General and Administrative Expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the year ended December 31, 2022, general and administrative expenses were $9.6 million as compared to $7.1 million during the year ended December 31, 2021. The increase of $2.5 million is primarily due to the increase in the size of the portfolio as described above.
Organizational Expenses
Organizational expenses primarily consist of legal and filing fees related to forming a business or entity. During the year ended December 31, 2022, we incurred no organizational expenses, compared to $3.5 million of organizational expenses incurred for the year ended December 31, 2021. Expenses incurred during the year ended December 31, 2021 relate to the formation of entities and the creation of the UPREIT structure in connection with the Adviser Transition.
Management Fee
Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the year ended December 31, 2022, the total management fee expense was $10.5 million as compared to $2.7 million during the year ended December 31, 2021. Management fees are calculated based on our aggregate NAV of Class S, Class I, Class T, Class D, and Class C shares (no management fees is paid on Class E shares) and are paid monthly. The increase in the current year was due to the growth of our NAV of Class S, Class I, Class T Class D and Class C shares, which increased by $870.8 million from December 31, 2021 to December 31, 2022.
Performance Fee and Performance Participation Allocation
Performance fees and performance participation allocation relate to amounts paid to the Adviser or Special Limited Partner based on the total return for the period. For the year ended December 31, 2022, performance fees were $6.6 million compared to an aggregate $7.5 million of performance fees and performance participation allocation for the year ended December 31, 2021. The decrease was due to the lower total return for the year ended December 31, 2022 compared to December 31, 2021.
Depreciation and Amortization
During the year ended December 31, 2022, depreciation and amortization increased $37.3 million compared to the corresponding period in 2021. The increase was driven by the significant growth in the size of our portfolio as described above.
Income from Real Estate-Related Loans and Securities
During the years ended December 31, 2022 and 2021, interest income from real estate-related loans and securities was $11.3 million and $5.4 million, respectively. The $5.9 million increase in interest income is primarily due to significant acquisition activity of real estate-related securities as well as the impact of rising interest rates during the year ended December 31, 2022. As of December 31, 2022, we owned 76 positions in real estate-related securities with an aggregate fair value of $299.9 million, compared to four positions with an aggregate fair value of $19.5 million as of December 31, 2021.
Interest Expense
Interest expense is primarily related to interest payable on our property mortgage loans and other indebtedness. For the year ended December 31, 2022, interest expense was $39.7 million compared to $6.8 million for the year ended December 31, 2021. The increase is primarily due to additional indebtedness related to the increase in the portfolio size as described above as well as the impact of rising interest rates on our variable rate debt.
Realized Gain on Real Estate Investments, Net
Realized gain on real estate investments is related to the gains recognized upon disposition of our investments in real estate and real estate-related loans and securities. During the year ended December 31, 2022, we received gross proceeds of $13.5 million from the dispositions or repayments of real estate-related securities resulting in a realized gain of $0.6 million. For the year ended December 31, 2021, we realized gains of $21.5 million as the result of the sale of our ownership interest in the Ezlyn property and the sale or repayment of real estate-related loans and securities.

Realized Gain on Financial Instruments
Realized gains on financial instruments consist of foreign currency swap settlements related to our unconsolidated non-U.S. investment in Principal Place. For the year ended December 31, 2022, we had realized gains on financial instruments of $10.6 million, due to decreases in the GBP to USD exchange rate. We had no foreign currency swaps during the year ended December 31, 2021.
Unrealized Losses and Gains on Investments, Net
Unrealized losses and gains on investments, net consists of changes in the fair value of investments in real estate-related securities and investments in unconsolidated entities. During the years ended December 31, 2022 and 2021, we recognized unrealized losses of $16.8 million and unrealized gains of $1.8 million, respectively. The unrealized losses for the year ended December 31, 2022 is primarily attributable to both a foreign currency translation loss and a decrease in the fair market value of our unconsolidated non-U.S. investment in Principal Place.
Net (Loss) Income Attributable to Redeemable Non-Controlling Interests
Net loss attributable to redeemable non-controlling interests was $4.7 million for the year ended December 31, 2022 as compared to Net income attributable to redeemable non-controlling interests of $2.6 million for the year ended December 31, 2021. The loss or income allocable to redeemable non-controlling interests is related to interests held in the Operating Partnership by parties other than us.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended December 31, 2022, our Total Operating Expenses did not exceed the 2%/25% Limitation.
Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion of our consolidated results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, which specific discussion is incorporated herein by reference.

Liquidity and Capital Resources
Our primary needs for liquidity are to fund investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating expenses, to fund capital expenditures at our properties, and to pay debt service on our outstanding indebtedness. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management and performance fees we pay to the Adviser (to the extent the Adviser elects to receive such fees in cash) and general corporate expenses.
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $367.8 million of liquidity as of December 31, 2022, consisting of $61.8 million of unrestricted cash and cash equivalents, $181.0 million of undrawn available capacity on our Secured Credit Facility and $125.0 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-related loans and securities, which had an aggregate fair value of $332.8 million as of December 31, 2022.
Our portfolio remains conservatively leveraged at 44.6% as of December 31, 2022, and we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the year ended December 31, 2022, we received $635.5 million of proceeds from the sale of shares of our common stock, including proceeds from our private offerings. In addition, for the year ended December 31, 2022, we repurchased $62.5 million in shares of our common stock under our share repurchase plan.

The following table is a summary of our indebtedness as of December 31, 2022 and 2021 ($ in thousands):

				Principal Balance as of
Indebtedness	Interest Rate(1)	Maturity Date(2)	Maximum Facility Size	December 31, 2022	December 31, 2021
Anzio Apartments mortgage loan	L+1.59%	May 2029		$44,400	$44,400
Two Liberty Center mortgage loan	L+1.50%	August 2024		62,085	62,085
Lakes at West Covina mortgage loan	L+1.55%	February 2025		25,604	25,604
Arbors of Las Colinas mortgage loan	SOFR+2.24%	January 2031		45,950	45,950
1110 Key Federal Hill mortgage loan	2.34%	October 2028		51,520	51,520
Domain mortgage loan	SOFR+1.50%	December 2026		48,700	48,700
DreamWorks Animation Studios mortgage loan	3.20%	March 2029		212,200	214,750
Briggs & Union mortgage loan	SOFR+1.75%	December 2027		80,000	—
Secured Multifamily Term Loan(3)	SOFR+1.70%	March 2027		372,760	—
Secured Credit Facility(4)	SOFR+2.00%	January 2025	$300,000	118,985	244,402
Affiliate Line of Credit (5)	SOFR+2.25%	November 2023	$125,000	—	105,000
Total Indebtedness				$1,062,204	$842,411

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of December 31, 2022 and 2021, one-month LIBOR was equal to 4.39% and 0.10%, respectively. The term “SOFR” refers to the Secured Overnight Financing Rate. As of December 31, 2022 and 2021, SOFR was 4.30% and 0.05%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options at our discretion and that we currently expect to be able to exercise.
(3)
As of December 31, 2022, borrowings on the Secured Multifamily Term Loan are secured by The Burnham, Flats on Front, Verso Apartments, 2626 South Side Flats and The Parker. The Secured Multifamily Term Loan matures on March 21, 2025, and has two one-year extension options to March 2026 and 2027, subject to certain conditions.

(4)	As of December 31, 2022, borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain properties in the Single Family Rental Portfolio. In November 2022, we repaid an aggregate $36.4 million of the principal balance outstanding related to borrowings secured by 8400 Westphalia Road and McLane Distribution Center. In December 2022, we repaid $103.6 million of the principal balance outstanding related to borrowing secured by Briggs & Union. As of December 31, 2021, borrowings on the Secured Credit Facility were secured by the following properties: The Burnham, Flats on Front, Verso Apartments, 8400 Westphalia Road, 6123-6227 Monroe Court, and McLane Distribution Center.
(5)	Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to us or our subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Cash flows provided by operating activities	$65,357	$15,721	$9,322
Cash flows used in investing activities	(826,530)	(622,799)	(128,643)
Cash flows provided by financing activities	780,388	631,843	124,290
Net increase in cash and cash equivalents and restricted cash	$19,215	$24,765	$4,969

Cash flows provided by operating activities increased by $49.6 million for the year ended December 31, 2022 compared to the corresponding period in 2021 due to increased cash flows from the operations of our properties and income from our investments in real estate-related debt. The increase was primarily due to property acquisitions in 2022. As of December 31, 2022, we owned 19 properties, compared to 14 properties as of December 31, 2021. However, for the majority of 2021, we only owned five consolidated investments. Cash flows provided by operating activities increased $6.4 million for the year ended December 31, 2021 compared to the corresponding period in 2020 due to increased cash flows from the operations of our properties and income from our investments in real estate-related debt. The increase was primarily due to property acquisitions in 2021.
Cash flows used in investing activities increased $203.7 million for the year ended December 31, 2022 compared to the corresponding period in 2021. The increase was primarily due to acquisitions of real estate properties and real estate-related debt, offset by cash flows provided by the sale of one real estate property, one real estate-related loan, and four real estate-related securities. Cash flows used in investing activities decreased $494.2 million for the year ended December 31, 2021 compared to the corresponding period in 2020 primarily due to fewer acquisitions in 2021.
Cash flows provided by financing activities increased $148.5 million for the year ended December 31, 2022 compared to the corresponding period in 2021. The increase is primarily due to borrowings from mortgage loans and credit facilities for property acquisitions. Cash flows provided by financing activities decreased $507.6 million for the year ended December 31, 2021 compared to the corresponding period in 2020 primarily due to a decrease in proceeds from borrowings from mortgage loans and credit facilities for property acquisitions.
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
Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this annual report on Form 10-K for a summary of our critical accounting policies.
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

Investments in Real Estate
In accordance with the guidance for business combinations, we determine whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, we account for the transaction as an asset acquisition. We evaluate each real estate acquisition to determine whether the integrated set of acquired assets and activities meets the definition of a business.
Upon acquisition of a property, we assesses the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities. The most significant portion of the allocation is to building and land and requires the use of market based estimates and assumptions. We assess and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.
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
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this annual report on Form 10-K for a discussion concerning recent accounting pronouncements.

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
Market Risk
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. .
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities. We have also executed interest rate swaps and caps for a portion of these borrowings to hedge the risk of increasing interest rates. As of December 31, 2022, the outstanding principal balance of our variable rate indebtedness was $798.5 million and consisted of mortgage loans, our Secured Multifamily Term Loan and our Secured Credit Facility.
Certain of our mortgage loans and other indebtedness are variable rate and are indexed to the U.S. Dollar denominated LIBOR and the U.S. Dollar denominated SOFR (collectively, the “Reference Rates”). For the year ended December 31, 2022, a 10% increase in the Reference Rates would have resulted in increased interest expense of $1.3 million.
Investments in Real Estate-Related Loans and Securities
As of December 31, 2022, we held $332.7 million of investments in three real estate-related loans and 76 real estate-related securities. Certain of our investments are variable rate and are indexed to the Reference Rates and as such, exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. For the year ended December 31, 2022, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.6 million.
We may also be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. However, as of December 31, 2022, a 10% change in the fair value of our investments in real estate-related securities would result in a change in the carrying value of our investments in real estate-related securities of $30.0 million.
Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar (“USD”). We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. As of December 31, 2022, we have one foreign exchange derivative with a notional hedged amount of £73.3 million.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-41. See accompanying Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2022, was effective.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item relating to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Description

3.1
Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (File No. 333-223022)).

3.2
Articles of Amendment of Oaktree Real Estate Income Trust, Inc. dated June 13, 2018 (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q on June 14, 2018 and incorporated herein by reference).

3.3	Articles Supplementary of Oaktree Real Estate Income Trust, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on February 16, 2021 and incorporated herein by reference).

3.4	Second Articles of Amendment of Brookfield Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

3.5	Articles Supplementary of Brookfield Real Estate Income Trust Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

3.6
Certificate of Correction to Brookfield Real Estate Income Trust Inc.’s Articles Supplementary (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

3.7	Third Articles of Amendment of Brookfield Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K on January 10, 2022 and incorporated herein by reference).

3.8
Fourth Articles of Amendment of Brookfield Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K on November 22, 2022 and incorporated herein by reference).

4.1	Share Repurchase Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

4.2	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on March 13, 2023 and incorporated herein by reference).

4.3*	Description of Registrant's Securities.

4.4*	Brookfield Share/OP Unit Repurchase Arrangement (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022 and incorporated herein by reference).

4.5
Omnibus Assignment, Conversion and Redemption Agreement, dated June 29, 2022, by and between BUSI II-C L.P. and Brookfield Real Estate Income Trust Inc., among others (filed as Exhibit 10 to Amendment No. 1 to the Registrant's report on Form 13D on July 1, 2022 and incorporated herein by reference).

10.1
First Amendment to Uncommitted Unsecured Line of Credit, dated November 10, 2022, but effective as of November 2, 2022, by and among Brookfield Corporate Treasury Limited, Brookfield REIT Operating Partnership L.P., and Brookfield US Holdings Inc (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q on November 14, 2022 and incorporated herein by reference).

10.2
Dealer Manager Agreement, dated November 2, 2021, by and between Brookfield Real Estate Income Trust Inc. and Brookfield Oaktree Wealth Solutions LLC (filed as Exhibit 1.1 to the Registrant's Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.3
Form of Selected Dealer Agreement (filed as Exhibit 1.2 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11 on October 28, 2021 (File No. 333-255557) and incorporated herein by reference).

10.4
Form of Selected Dealer Agreement (filed as Exhibit 1.3 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11 on October 28, 2021 (File No. 333-255557) and incorporated herein by reference).

10.5
Adviser Transition Agreement, dated July 15, 2021, by and between Brookfield REIT Adviser LLC and Oaktree Fund Advisors, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2021 and incorporated herein by reference).

10.6
Amended and Restated Advisory Agreement, dated March 21, 2022, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022 and incorporated herein by reference).

10.7
Third Amended and Restated Limited Partnership Agreement of Brookfield REIT Operating Partnership L.P. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022 and incorporated herein by reference).

10.8***
Option Investments Sub-Advisory Agreement, dated November 2, 2021, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P., Brookfield REIT Adviser LLC and Oaktree Fund Advisors, LLC. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.9***
Amendment No. 1 to Option Investments Sub-Advisory Agreement, dated March 21, 2022, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P., Brookfield REIT Adviser LLC and Oaktree Fund Advisors, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022 and incorporated herein by reference).

10.10
Option Investments Purchase Agreement, dated November 2, 2021, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P., Brookfield REIT Adviser LLC, and Oaktree Fund Advisors, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.11
Contribution Agreement, dated November 2, 2021, by and among BUSI II-C L.P., Brookfield REIT Operating Partnership L.P. and Brookfield Real Estate Income Trust Inc. (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.12
Contribution Agreement, dated November 2, 2021, by and among BOP Nest Domain JV LLC, BOP Nest Domain LLC, BOP Nest Nashville JV LLC, BOP Nest Nashville LLC and Brookfield REIT Operating Partnership L.P. (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.13
Subscription Agreement, dated November 30, 2021, by and among BUSI II-C L.P. and Brookfield REIT Operating Partnership L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 2, 2021 and incorporated herein by reference).

10.14
Trademark License Agreement, dated November 2, 2021, by and between Brookfield Office Properties Inc. and Brookfield Real Estate Income Trust Inc. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.15
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022)).

10.16**	Independent Director Compensation Policy (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2023 and incorporated herein by reference).

10.17**	Form of Restricted Stock Award Agreement (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022 and incorporated herein by reference).

10.18
Uncommitted Unsecured Line of Credit, dated November 2, 2021, by and between Brookfield US Holdings Inc. and Brookfield REIT Operating Partnership L.P. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.19
Amendment No. 1 to the Amended and Restated Advisory Agreement, dated August 9, 2022, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q on August 12, 2022 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

24.1*	Power of Attorney, included in signature page.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Denotes management contract or compensation plan or agreement.
***	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
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

Brookfield Real Estate Income Trust Inc.

March 16, 2023	/s/ Zachary B. Vaughan
Date	Zachary B. Vaughan
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

March 16, 2023	/s/ Zachary B. Vaughan
Date	Zachary B. Vaughan
Chief Executive Officer
(Principal Executive Officer)

March 16, 2023	/s/ Dana E. Petitto
Date	Dana E. Petitto
Chief Financial Officer
(Principal Financial Officer)

March 16, 2023	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Accounting Officer
(Principal Accounting Officer)

March 16, 2023	/s/ Manish H. Desai
Date	Manish H. Desai
President and Chief Operating Officer
(Principal Operating Officer)

March 16, 2023	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chairman of the Board

March 16, 2023	/s/ Lori-Ann Beausoleil
Date	Lori-Ann Beausoleil
Director

March 16, 2023	/s/ Richard W. Eaddy
Date	Richard W. Eaddy
Director

March 16, 2023	/s/ Thomas F. Farley
Date	Thomas F. Farley
Director

March 16, 2023	/s/ Lis S. Wigmore
Date	Lis S. Wigmore
Director

March 16, 2023	/s/ Robert Stelzl
Date	Robert Stelzl
Director

Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brookfield Real Estate Income Trust Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookfield Real Estate Income Trust Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholder’s equity, and cash flows, for the years ended December 31, 2022 and 2021, and the related notes and the schedule listed in the index (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 16, 2023

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Oaktree Real Estate Income Trust, Inc.

Opinion on the Financial Statements
We have audited the accompanying Consolidated Statements of Operations, Changes in Stockholders’ Equity, and Cash Flows of Oaktree Real Estate Income Trust, Inc. (the “Company”) for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
We served as the Company’s auditor from 2018 to 2020.

/s/ Ernst & Young LLP

Los Angeles, California
March 30, 2021

Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2022	December 31, 2021
Assets
Investments in real estate, net	$1,580,964	$1,065,758
Investments in real estate-related loans and securities, net	332,654	55,074
Investments in unconsolidated entities	80,591	129,671
Intangible assets, net	44,695	49,152
Cash and cash equivalents	61,824	29,989
Restricted cash	18,175	30,795
Accounts and other receivables, net	8,382	3,756
Other assets	23,188	10,518
Total Assets	$2,150,473	$1,374,713
Liabilities and Equity
Mortgage loans, secured term loan and secured credit facility, net	$1,054,297	$733,793
Unsecured revolving credit facility	—	105,000
Due to affiliates	52,294	35,890
Intangible liabilities, net	27,475	28,384
Accounts payable, accrued expenses and other liabilities	39,591	16,223
Subscriptions received in advance	8,166	24,381
Total Liabilities	1,181,823	943,671
Commitments and Contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	990	200,086
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 36,704 and 20,046 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	367	200
Common stock - Class I shares, $0.01 par value per share, 250,000 shares authorized; 42,397 and 2,825 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	424	28
Common stock - Class T shares, $0.01 par value per share, 225,000 shares authorized; no shares issued nor outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock - Class D shares, $0.01 par value per share, 100,000 shares authorized; 36 and no shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock - Class C shares, $0.00 par value per share,100,000 shares authorized; 9,343 and 1,644 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	94	16
Common stock - Class E shares, $0.00 par value per share,100,000 shares authorized; 3,210 and 2,098 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,063,038	249,426
Accumulated deficit	(100,709)	(23,608)
Total Stockholders’ Equity	963,214	226,062
Non-controlling interests attributable to third party joint ventures	4,071	4,519
Non-controlling interests attributable to preferred stockholders	375	375
Total Equity	967,660	230,956
Total Liabilities and Stockholders’ Equity	$2,150,473	$1,374,713

See accompanying notes to consolidated financial statements.

The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary ($ in thousands).

	December 31, 2022	December 31, 2021
Assets
Investments in real estate, net	$223,810	$230,635
Intangible assets, net	5,724	7,312
Cash and cash equivalents	2,243	2,940
Restricted cash	7,849	5,414
Accounts and other receivables, net	3,652	598
Other assets	655	2,866
Total Assets	$243,933	$249,765

Liabilities
Mortgage loans, net	$177,354	$177,150
Intangible liabilities, net	25	45
Accounts payable, accrued expenses and other liabilities	4,755	4,317
Total Liabilities	$182,134	$181,512

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Year Ended December 31,
	2022	2021		2020
Revenues
Rental revenues	$108,652	$34,787		$24,145
Other revenues	9,616	2,591		1,141
Total revenues	118,268	37,378	—	25,286
Expenses
Rental property operating	41,302	15,465		10,211
General and administrative	9,562	7,057		3,474
Organizational expenses	—	3,459		—
Management fee	10,512	2,651		1,171
Performance fee	6,566	5,143		2,215
Performance participation allocation	—	2,346		—
Depreciation and amortization	55,684	18,370		13,481
Total expenses	123,626	54,491		30,552
Other (expense) income
Income from real estate-related loans and securities	11,322	5,442		4,908
Interest expense	(39,718)	(6,758)		(4,948)
Realized gain on real estate investments, net	726	21,493		144
Unrealized (loss) gain on investments, net	(16,750)	1,837		2,417
Realized gain on financial instruments	10,572	—		—
Total other (expense) income	(33,848)	22,014		2,521
Net (loss) income	$(39,206)	$4,901		$(2,745)
Net loss attributable to non-controlling interests in third party joint ventures	$148	$183		$307
Net income attributable to non-controlling interests - preferred stockholders	(24)	—		—
Net loss (income) attributable to redeemable non-controlling interests	4,669	(2,578)		—
Net (loss) income attributable to Brookfield REIT stockholders	$(34,413)	$2,506		$(2,438)
Per common share data:
Net (loss) income per share of common stock - basic and diluted	$(0.55)	$0.11		$(0.13)
Weighted average number of shares outstanding - basic and diluted	62,594	23,038		18,896

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Shareholders	Total Equity
Balance at December 31, 2019	$91	$59	$—	$—	$—	$145,350	$(5,430)	$140,070	$5,348	$—	$145,418
Common stock issued	9	70	—	—	—	80,891	—	80,970	—	—	80,970
Stock-based compensation	—	—	—	—	—	72	—	72	—	—	72
Distribution reinvestment	—	2	—	—	—	2,212	—	2,214	—	—	2,214
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	3,123	—	3,123
Distributions	—	—	—	—	—	—	(7,311)	(7,311)	(446)	—	(7,757)
Common stock repurchased	(25)	(1)	—	—	—	(25,829)	—	(25,855)	—	—	(25,855)
Offering costs	—	—	—	—	—	(2,256)	—	(2,256)	—	—	(2,256)
Net loss	—	—	—	—	—	—	(2,438)	(2,438)	(307)	—	(2,745)
Balance at December 31, 2020	$75	$130	$—	$—	$—	$200,440	$(15,179)	$185,466	$7,718	$—	$193,184

Common stock issued	$22	$72	$16	$—	$—	$144,292	$—	$144,402	$—	$—	$144,402
Preferred equity issued	—	—	—	—	—	—	—	—	—	375	375
Stock-based compensation	—	—	—	—	—	152	—	152	—	—	152
Distribution reinvestment	—	4	—	—	—	5,234	—	5,238	—	—	5,238
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	569	—	569
Distributions	—	—	—	—	—	—	(10,936)	(10,936)	(685)	—	(11,621)
Adjustment to non-controlling interests related to Ezlyn disposition	—	—	—	—	—	—	—	—	(2,900)	—	(2,900)
Common stock repurchased	(69)	(6)	—	—	—	(76,850)	—	(76,925)	—	—	(76,925)
Offering Costs	—	—	—	—	—	(18,636)	—	(18,636)	—	—	(18,636)
Net income (loss)	—	—	—	—	—	—	5,084	5,084	(183)	—	4,901
Allocation to redeemable non-controlling interests	—	—	—	—	—	(5,205)	(2,578)	(7,783)	—	—	(7,783)
Balance at December 31, 2021	$28	$200	$16	$—	$—	$249,427	$(23,609)	$226,062	$4,519	$375	$230,956

Common stock issued	$414	$179	$78	$—	$—	$930,967	$—	$931,638	$—	$—	$931,638
Stock-based compensation	—	—	—	—	—	323	—	323	—	—	323
Distribution reinvestment	8	8	—	—	—	23,340	—	23,356	—	—	23,356
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	198	—	198
Distributions	—	—	—	—	—	—	(42,728)	(42,728)	(498)	(24)	(43,250)
Common stock repurchased	(26)	(20)	—	—	—	(70,238)	—	(70,284)	—	—	(70,284)
Offering Costs	—	—	—	—	—	(21,596)	—	(21,596)	—	—	(21,596)
Net (loss) income	—	—	—	—	—	—	(39,082)	(39,082)	(148)	24	(39,206)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(49,144)	4,669	(44,475)	—	—	(44,475)
Balance at December 31, 2022	$424	$367	$94	$—	$—	$1,063,079	$(100,750)	$963,214	$4,071	$375	$967,660
See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(39,206)	$4,901	$(2,745)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	55,684	18,370	13,481
Management fees	10,512	2,627	1,171
Performance fees	6,566	5,143	2,215
Performance Participation Allocation	—	2,346	—
Organization costs	—	3,459	—
Amortization of above and below market leases and lease inducements	(963)	106	(103)
Amortization of restricted stock grants	323	88	72
Amortization of deferred financing costs	4,534	309	212
Amortization of origination fees and discount	(250)	(176)	(453)
Paid-in-kind interest	195	(1,022)	—
Net gain on disposition of real estate	—	(19,496)	—
Realized gain on investments in real estate-related loans and securities	(726)	(1,902)	(144)
Unrealized loss (gain) on investments	16,750	(1,271)	(2,417)
Distributions of earnings from unconsolidated entities	3,256	—	—
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(713)	(171)	—
Increase in other assets	(101)	(1,685)	(795)
Increase in accounts and other receivables	(4,135)	(694)	(1,305)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	10,620	5,890	(163)
Increase (decrease) in due to affiliates	3,011	(1,101)	296
Net cash provided by operating activities	65,357	15,721	9,322

Cash flows from investing activities
Acquisitions of real estate	(547,399)	(649,661)	(105,137)
Purchase of real estate-related loans and securities	(296,374)	(29,947)	(33,297)
Proceeds from sale of real estate-related loans and securities	8,974	42,718	11,771
Proceeds from principal repayments of real estate-related loans	7,382	8,978	—
Proceeds from disposition of real estate	—	8,600	—
Refund (payment) of investment acquisition deposits	3,202	(6,321)	—
Capital improvements to real estate	(15,308)	(2,166)	(1,980)
Proceeds from sale of preferred membership interests	28,831	5,000	—
Purchase of trading securities	(38,188)	—	—
Proceeds from sale of trading securities	22,350	—	—
Net cash used in investing activities	(826,530)	(622,799)	(128,643)

Cash flows from financing activities:
Borrowings from mortgage loans and secured term loan	664,960	315,216	71,152
Borrowings from secured credit facility	390,419	244,402	—
Repayment of mortgage loans	(214,750)	(132,550)	—
Repayment of secured credit facility	(515,836)	—	—
Proceeds from affiliate line of credit	43,000	105,000	—
Repayments of affiliate line of credit	(148,000)	—	—
Proceeds from issuance of OP units	38,000	45,000	—
Proceeds from issuance of preferred units	—	375	—
Payment of deferred financing costs	(8,824)	(2,550)	(655)
Proceeds from issuance of common stock	612,578	111,783	80,160
Repurchases of common stock	(66,005)	(71,298)	(23,217)
Subscriptions received in advance	8,166	24,381	—
Payment of organizational and offering costs	(7,591)	(2,626)	(1,498)
Distributions to non-controlling interests	(498)	(686)	(446)
Contributions from non-controlling interests	198	569	3,123
Distributions	(15,405)	(5,173)	(4,329)
Distributions to non-controlling interests attributable to preferred stockholders	(24)	—	—
Net cash provided by financing activities	780,388	631,843	124,290

See accompanying notes to consolidated financial statements.

Net change in cash and cash-equivalents and restricted cash	19,215	24,765	4,969
Cash and cash-equivalents and restricted cash, beginning of period	60,784	36,019	31,050
Cash and cash-equivalents and restricted cash, end of period	$79,999	$60,784	$36,019

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$61,824	$29,989	$32,740
Restricted cash	18,175	30,795	3,279
Total cash and cash equivalents and restricted cash	$79,999	$60,784	$36,019

Supplemental disclosures:
Interest paid	$37,010	$6,273	$4,710
Non-cash investing and financing activities:
Issuance of Brookfield REIT OP units as consideration for acquisitions of real estate	$—	$148,175	$—
Issuance of Class E common stock as consideration for acquisitions of real estate	$—	$25,000	$—
Disposition of real estate	$—	$77,071	$—
Preferred membership interest acquired from disposition of real estate	$—	$33,831	$—
Transfer of mortgage loan associated with disposition	$—	$52,807	$—
Assumption of mortgages in conjunction with acquisitions of real estate	$—	$132,550	$—
Accrued distributions	$3,951	$1,302	$769
Accrued stockholder servicing fee due to affiliate	$18,365	$14,219	$96
Management fees paid in shares	$—	$2,390	$810
Accrued capital expenditures	$576	$1,192	$980
Accrued repurchases in accounts payable	$10,992	$1,594	$—
Accrued repurchases in due to affiliates	$—	$6,682	$2,638
Accrued offering costs	$1,232	$5,217	$661
Additions of furniture, fixtures and equipment in lieu of rent	$—	$—	$421

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Notes to the Financial Statements

1. Organization and Business Purpose
Brookfield Real Estate Income Trust Inc. (formerly Oaktree Real Estate Income Trust, Inc.) (the “Company”) was formed on July 27, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019. The Company invests primarily in well-located, high-quality real estate properties that generate strong current cash flow and could further appreciate in value through proactive, best-in-class asset management. To a lesser extent, the Company invests in real estate-related debt investments, including real estate-related loans and real estate-related securities. Brookfield REIT OP GP LLC, the Company’s wholly owned subsidiary, is the sole general partner of Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”). Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Ltd. (together with its affiliates, “Brookfield”). Prior to the Adviser Transition (as defined below) that occurred on November 2, 2021, the Company was externally managed by Oaktree Fund Advisors, LLC (the “Oaktree Adviser” or the “Sub-Adviser”), an affiliate of Oaktree Capital Management, L.P. (“Oaktree”).
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
The Company had previously registered with the Securities and Exchange Commission (the “SEC”) its initial public offering of up to $2.0 billion in shares of common stock (the “Initial Public Offering”), which was initially declared effective on April 30, 2018 and terminated on November 2, 2021. The Company subsequently registered a follow-on offering with the SEC of up to $7.5 billion in shares of common stock, consisting of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan, which was declared effective on November 2, 2021 (the “Current Offering” and with the Initial Public Offering, the “Offering”).
Pursuant to the Offering, the Company is offering to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Company intends to continue selling shares on a monthly basis.
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
As of December 31, 2022, the Company owned 19 investments in real estate, one investment in an unconsolidated real estate venture, three investments in real estate-related loans, and 76 investments in real estate-related debt securities. The Company currently operates in six reportable segments: multifamily, office, logistics, single-family rental, net lease and real estate-related loans and securities. During the year ended December 31, 2022, the Company made changes to its reportable segments as detailed in Note 14. Investments in unconsolidated entities are included in the respective property segment as further described in Note 4. Financial results by segment are reported in Note 14.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, the Company's subsidiaries and joint ventures in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Certain comparative figures have been reclassified to conform to the current year presentation.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2022.
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
Significant improvements to properties are capitalized and depreciated over their estimated useful life. Expenditures for ordinary repairs and maintenance are expensed to operations as incurred
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

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
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of December 31, 2022 and December 31, 2021.

Investments in Unconsolidated Entities
Investments in unconsolidated entities are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, and distributions. The Company’s investments in unconsolidated entities are periodically assessed for impairment and an impairment loss would be recorded when the fair value of the investment falls below the carrying value and such decline is determined to be other-than-temporary. For further details on the Company’s investments in unconsolidated entities, see Note 4 to the Company’s Consolidated Financial Statements.
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
The Company assesses the collectibility of its real estate-related loans to estimate credit losses over the contractual term of each loan. The Company’s estimate of credit losses is based relevant factors, including historical realized loss rates, current market conditions, and reasonable and supportable forecasts that affect the collectibility of its investments. The Company also considers, among other things, payment status, lien position, borrower or tenant financial resources, and underlying collateral. The Company recognizes an allowance for credit loss when the carrying amount of a loan differs from the amount expected to be collected. For the year ended December 31, 2022, no allowance for expected credit loss has been recognized.
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
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities have been classified as available-for-sale securities and are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Unrealized (loss) gain on investments, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Income from real estate-related loans and securities on the accompanying Consolidated Statements of Operations.
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
The Company recognizes all derivatives as either assets or liabilities in the accompanying Consolidated Balance Sheets and measures those instruments at fair value. Changes in the fair values of the Company’s derivatives are recorded in current-period earnings as a component of Unrealized (loss) gain on investments, net on the accompanying Consolidated Statements of Operations. The Company recognized $3.4 million and $1.5 million of net unrealized gains and $0.6 million of net unrealized loss on its derivative instruments during the years ended December 31, 2022, 2021 and 2020, respectively. Realized gains or losses on foreign currency derivatives are recorded as Realized gain on financial instruments in the accompanying Consolidated Statements of Operations. The Company recognized $10.6 million of realized gains on its foreign currency contracts during the year ended December 31, 2022. The Company did not have any realized gains on foreign currency contracts during the years ended 2021 and 2020.
As of December 31, 2022, the Company’s derivative instruments consisted of the following ($ and £ in thousands):

	Number of Instruments	Notional Amount	Weighted Average Strike Rate	Weighted Average Maturity (years)
Interest Rate Swaps	1	$33,800	0.7%	1.6
Interest Rate Caps	3	$170,350	4.3%	0.8
Foreign Currency Swap Contracts	1	£73,300	N/A	0.6
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

The following table details the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$—	$299,894	$—	$299,894	$—	$19,511	$—	$19,511
Investment in unconsolidated entities	—	—	80,591	80,591	—	—	100,840	100,840
Derivatives	—	4,349	—	4,349	—	1,514	—	1,514
Total	$—	$304,243	$80,591	$384,834	$—	$21,025	$100,840	$121,865
The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investment in unconsolidated entities
Balance as of December 31, 2021	$100,840
Distributions of earnings from unconsolidated entities	(3,256)
Unrealized loss on investments, net	(16,993)
Balance as of December 31, 2022	$80,591
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of December 31, 2022, the fair value of the Company’s mortgage loans and other indebtedness was approximately $27.8 million below the outstanding principal balance.
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
Organization and Offering Expenses
Organizational expenses are expensed as incurred on the Company’s Consolidated Statements of Operations, and offering costs are charged to equity as incurred on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.
The Adviser and its affiliates advanced $12.5 million of organization and offering expenses on the Company’s behalf through July 5, 2022, and the Company reimburses the Adviser for all such advanced expenses ratably over the 60 months following July 6, 2022. Additionally, the Adviser has agreed to advance organization and offering costs from July 6, 2022 through July 5, 2023, and the Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following July 6, 2023. As of December 31, 2022, the Adviser has advanced $0.7 million of organization and offering expenses on the Company’s behalf for expenses paid from July 6, 2022 through December 31, 2022. Any amount due to the Adviser but not paid is recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.
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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the years ended December 31, 2022 and 2021, there were no dilutive participating securities.
Stockholder Servicing Fee
The Company has entered into a dealer manager agreement with Brookfield Oaktree Wealth Solutions LLC, a registered broker-dealer affiliated with the Adviser (“Dealer Manager”), to serve as the dealer manager for the Current Offering. The Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees of up to 3.5% of the transaction price and ongoing stockholder servicing fees of 0.85% per annum of the aggregate NAV for outstanding Class S and Class T shares with a limit of up to, in the aggregate, 8.75% of the gross proceeds from such shares. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price and ongoing stockholder servicing fees of 0.25% per annum of the aggregate NAV for outstanding Class D shares with a limit of up to, in the aggregate, 8.75% of the gross proceeds from such shares. There are no upfront selling commissions, dealer manager fees or ongoing stockholder servicing fees with respect to Class I shares. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Current Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company accrues the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold, which is recorded as a component of Due to affiliates in the Company’s Consolidated Balance Sheets.
The Company previously accrued upfront selling commissions and ongoing stockholder servicing fees on a monthly basis as incurred and recorded the monthly accrual as a reduction of additional paid-in capital as part of the offering costs on the Company’s Consolidated Statements of Changes in Stockholders’ Equity. During the quarter ended September 30, 2021, the Company determined that it should have accrued the full cost of stockholder servicing fees for Class S shares at the time the shares were issued based on the contractual cap of 8.75% of gross proceeds (no Class T or Class D shares had been issued prior to September 30, 2021). The Company assessed the cumulative impact of the error on accounts payable, accrued expenses and other liabilities and additional paid-in capital as of and for the years ended December 31, 2020 and 2019. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this correction on its financial statements for the years ended December 31, 2020 and 2019. As a result of its analysis, the Company recorded a $12.3 million reduction to equity and a corresponding increase in accounts payable, accrued expenses and other liabilities as of September 30, 2021. The Company concluded the effect was not material to its financial statements for any prior period nor the current year and, as such, those financial statements are not materially misstated.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued guidance which provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform Accounting Standards Update (“ASU”) 2020-04, and 2022-06 - Reference Rate Reform ("Topic 848"). Among other things, for all types of hedging relationships, Topic 848 allows an entity to change the reference rate and other critical terms related to reference rate reform without having to remeasure the value or reassess a previous accounting determination. The amendments in this guidance may be applied immediately on a prospective basis to any related changes through December 31, 2024. When the LIBOR transition occurs, the Company expects to apply this expedient to its existing debt instruments and interest rate swaps that reference LIBOR, and to any other new transactions that reference LIBOR or another reference rate that is discontinued, through December 31, 2024. As of December 31, 2022, the Company evaluated the possible adoption of any such expedients or exceptions and it did not have any impact on the Company’s consolidated financial statements or disclosures.
In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842), and related ASU’s subsequently issued (collectively, “ASC 842”), which requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. As of January 1, 2022, the Company adopted the lease guidance. The Company’s rental revenue primarily consists of base rent arising from tenant leases at the Company’s properties under operating leases. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to segregate the lease components from the non-lease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and non-lease components are accounted for in accordance with ASC 842 and reported as rental revenues in the accompanying Consolidated Statements of Operations. As of December 31, 2022, the Company had no investments in real estate subject to ground leases and has therefore not recorded any right-of-use assets and lease liabilities in the Company’s Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to amend the accounting for credit losses for certain financial instruments. The standard replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As of January 1, 2022, the Company adopted this guidance and it did not have a material impact on the Company’s Consolidated Financial Statements.

3. Investments in Real Estate
As of December 31, 2022 and 2021, investments in real estate, net, consisted of the following: ($ in thousands):

	December 31, 2022	December 31, 2021
Building and building improvements	$1,321,137	$874,834
Land and land improvements	261,487	164,901
Tenant improvements	34,468	35,592
Furniture, fixtures and equipment	25,996	11,061
Accumulated depreciation	(62,124)	(20,630)
Investments in real estate, net	$1,580,964	$1,065,758
Acquisitions
During the year ended December 31, 2022, the Company acquired $545.2 million of real estate investments, which were comprised of three multifamily properties, two logistics properties and 466 single-family rental properties.
During the year ended December 31, 2021, the Company acquired $852.9 million of real estate investments, which were comprised of five multifamily properties, three logistics properties, one net-lease property and 14 single-family rental properties.
The following table provides further details of the properties acquired during the years ended December 31, 2022 and 2021 ($ in thousands):

Investment	Ownership Interest	Location	Segment	Acquisition Date	Square Feet/Units	Purchase Price(1)
1110 Key Federal Hill	100%	Baltimore, MD	Multifamily	September 2021	224	$75,153
Domain	100%	Orlando, FL	Multifamily	November 2021	324	74,157
The Burnham	100%	Nashville, TN	Multifamily	November 2021	328	129,057
6123-6227 Monroe Ct	100%	Morton Grove, IL	Logistics	November 2021	208,000	17,265
8400 Westphalia Road	100%	Upper Marlboro, MD	Logistics	November 2021	100,000	27,961
McLane Distribution Center	100%	Lakeland, FL	Logistics	November 2021	211,000	26,755
Flats on Front	100%	Wilmington, NC	Multifamily	December 2021	273	97,728
Verso Apartments	100%	Beaverton, OR	Multifamily	December 2021	172	74,216
DreamWorks Animation Studios	100%	Glendale, CA	Net Lease	December 2021	497,000	326,743
Single-Family Rentals	100%	Various	Single-Family Rental	Various 2021	14	3,840
2626 South Side Flats	100%	Pittsburgh, PA	Multifamily	January 2022	264	92,459
2003 Beaver Road	100%	Landover, MD	Logistics	February 2022	38,000	9,646
187 Bartram Parkway	100%	Franklin, IN	Logistics	February 2022	300,000	28,912
The Parker	100%	Alexandria, VA	Multifamily	March 2022	360	136,779
Briggs & Union	100%	Mount Laurel, NJ	Multifamily	April 2022	490	158,648
Single-Family Rentals	100%	Various	Single-Family Rental	Various 2022	466	123,995
						$1,403,314

(1)	Purchase price is inclusive of closing costs.

The following table summarizes the purchase price allocation of the properties acquired during the years ended December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Building and building improvements	$453,211	$660,098
Land and land improvements	78,095	145,611
Tenant improvements	1,232	24,991
Furniture, fixtures and equipment	9,530	6,308
In-place lease intangibles	5,664	32,519
Lease origination costs	902	8,535
Tax abatement intangible	2,195	3,054
Above-market lease intangibles	65	178
Below-market lease intangibles	(454)	(28,420)
Total purchase price(1)	550,440	852,874
Assumed debt(2)	—	132,550
Net purchase price	$550,440	$720,324

(1)	Purchase price is inclusive of closing costs.
(2)	Refer to Note 9 for additional details on the Company’s mortgage loans and indebtedness.

4. Investments in Unconsolidated Entities
The Company holds an investment in an unconsolidated joint venture that it has elected to account for using the FVO, as the Company’s ownership interest in the joint venture does not meet the requirements for consolidation.
On November 2, 2021, the Company acquired a 20% interest in Principal Place, a net lease property located in London, United Kingdom, through an indirect interest in the joint venture that owns the property. As of December 31, 2022 and 2021, the fair value of the Company’s interest in Principal Place was $80.6 million and $100.8 million, respectively.
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
As of December 31, 2022 and 2021, investments in unconsolidated entities were $80.6 million and $129.7 million, respectively.
The following tables provide summarized financial information of the joint venture that owns Principal Place as of and for the periods set forth below ($ in thousands):

	As of December 31, 2022	As of December 31, 2021
Total Assets	$1,019,861	$1,133,943
Total Liabilities	602,652	640,810
Total Equity	$417,209	$493,133

	For the Year Ended December 31, 2022	For the period November 2, 2021 through December 31, 2021
Total Revenues	$46,146	$5,892
Total Expenses	51,318	9,286
Net Loss	$(5,172)	$(3,394)

5. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following as of December 31, 2022 and 2021 ($ in thousands):

Intangible assets	December 31, 2022	December 31, 2021
In-place lease intangibles	$33,141	$41,210
Lease origination costs	13,667	12,611
Lease inducements	1,708	1,708
Tax intangibles	5,249	3,054
Above-market lease intangibles	114	184
Total intangible assets	53,879	58,767
Accumulated amortization:
In-place lease intangibles	(4,823)	(8,081)
Lease origination costs	(2,887)	(973)
Lease inducements	(787)	(534)
Tax intangibles	(669)	(21)
Above-market lease intangibles	(18)	(6)
Total accumulated amortization	(9,184)	(9,615)
Intangible assets, net	$44,695	$49,152

Intangible liabilities:
Below-market lease intangibles	$(28,919)	$(28,521)
Accumulated amortization	1,444	137
Intangible liabilities, net	$(27,475)	$(28,384)

The weighted average amortization periods of the Company’s intangible assets is 180 months and intangible liabilities is 266 months.

The following table details the Company’s future amortization of intangibles for each of the next five years and thereafter as of December 31, 2022 ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2023	$2,421	$18	$2,453	$(1,348)
2024	2,012	18	2,305	(1,345)
2025	1,852	18	2,130	(1,340)
2026	1,675	18	1,848	(1,332)
2027	1,516	7	1,545	(1,327)
Thereafter	18,842	17	6,000	(20,783)
Total	$28,318	$96	$16,281	$(27,475)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Real estate-related loans	$32,760	$35,563
Real estate-related securities	299,894	19,511
Total investments in real estate-related loans and securities	$332,654	$55,074

The following tables detail the Company’s real estate-related loan investments as of December 31, 2022 and 2021 ($ in thousands). In November 2022, the borrower repaid the outstanding principal balance on the 111 Montgomery loan prior to maturity.

					December 31, 2022
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000	$(78)	$24,922
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023(3)	Principal due at maturity(4)	6,315	(5)	6,310
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023(3)	Principal due at maturity(4)	1,529	(1)	1,528
Total					$32,844	$(84)	$32,760

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of December 31, 2022, one-month LIBOR was equal to 4.39%.
(2)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

(3)	The Sub-Adviser is negotiating a loan modification with the borrower.
(4)
The loan agreement requires mandatory prepayments simultaneous with the closing of the sale of any condominium unit. During the year ended December 31, 2022, the Company received aggregate net repayments of $3.1 million.

					December 31, 2021
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000	$(164)	$24,836
111 Montgomery(2)	The 111 Montgomery Street Condominium Brooklyn, New York	L+7.00%	February 2023	Principal due at maturity(3)	1,440	(91)	1,349
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023	Principal due at maturity(3)	7,656	(65)	7,591
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023	Principal due at maturity(3)	1,802	(15)	1,787
Total					$35,898	$(335)	$35,563

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of December 31, 2021, one-month LIBOR was equal to 0.10%.
(2)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

(3)
The loan agreement requires mandatory prepayments simultaneous with the closing of the sale of any condominium unit. During the year ended December 31, 2021, the Company received aggregate net repayments of $5.8 million.

The Company’s investments in real estate-related securities consist of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and corporate bonds. The following tables detail the Company’s investments in real estate-related securities as of December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	33	L+3.64%	November 2025	$177,192	$169,014	$168,765
CMBS - fixed	10	4.54%	June 2024	74,771	69,705	69,555
RMBS - floating	8	L+2.46%	November 2024	19,325	19,048	19,175
RMBS - fixed	24	4.69%	February 2026	42,989	41,658	40,414
Corporate bonds	1	4.75%	March 2029	2,500	2,075	1,985
Total	76	6.63%	July 2025	$316,777	$301,500	$299,894

	December 31, 2021
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	4	L+4.00%	February 2030	$19,760	$17,790	$19,511
Total	4	L+4.00%	February 2030	$19,760	$17,790	$19,511

(1)
The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR and Secured Overnight Financing Rate (“SOFR”), as applicable to each security and loan. As of December 31, 2022 and 2021, one-month LIBOR was equal to 4.39% and 0.10%, respectively. As of December 31, 2022 and 2021, SOFR was equal to 4.30% and 0.05%, respectively.

(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
During the year ended December 31, 2022, the Company recorded net unrealized losses and net realized gains on its investments in real estate-related securities of $3.2 million and $0.6 million, respectively. During the year ended December 31, 2021, the Company recorded net unrealized gains and net realized gains on its investments in real estate-related securities of $1.7 million and $2.0 million, respectively. During the year ended December 31, 2020, the Company recorded net unrealized gains and net realized gains on its investments in real estate-related securities of $3.0 million and $0.1 million, respectively. Such amounts are recorded as components of Other income (expense) on the Company’s Consolidated Statements of Operations.
7. Accounts and Other Receivables and Other Assets
The following table summarizes the components of accounts and other receivables and other assets as of December 31, 2022 and 2021 ($ in thousands):

Accounts and other receivables, net	December 31, 2022	December 31, 2021
Straight-line rent receivables	$4,132	$2,253
Accounts receivable	3,285	1,258
Interest receivable	1,243	294
Allowance for doubtful accounts	(278)	(49)
Total accounts and other receivables, net	$8,382	$3,756

Other assets	December 31, 2022	December 31, 2021
Trading securities	$15,918	$—
Derivative instruments	4,349	1,514
Prepaid expenses	2,344	2,182
Other	457	501
Acquisition Deposits	120	6,321
Total other assets	$23,188	$10,518

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Stock repurchases payable	$12,586	$1,594
Accounts payable and accrued expenses	10,901	6,616
Distribution payable	5,250	2,823
Real estate taxes payable	3,508	2,350
Accrued interest expense	3,217	509
Tenant security deposits	2,895	1,286
Prepaid rent	1,234	1,045
Total accounts payable, accrued expenses and other liabilities	$39,591	$16,223

9. Mortgage Loans, Secured Term Loan and Secured Credit Facility
The following table summarizes the components of mortgage loans and indebtedness as of December 31, 2022 and 2021 ($ in thousands):

		Maturity Date(2)	Principal Balance Outstanding
Indebtedness	Interest Rate(1)		December 31, 2022	December 31, 2021
Anzio Apartments mortgage loan	L+1.59%	May 2029	$44,400	$44,400
Two Liberty Center mortgage loan	L+1.50%	August 2024	62,085	62,085
Lakes at West Covina mortgage loan	L+1.55%	February 2025	25,604	25,604
Arbors of Las Colinas mortgage loan	SOFR+2.24%	January 2031	45,950	45,950
1110 Key Federal Hill mortgage loan	2.34%	October 2028	51,520	51,520
Domain mortgage loan	SOFR+1.50%	December 2026	48,700	48,700
DreamWorks Animation Studios mortgage loan	3.20%	March 2029	212,200	214,750
Briggs & Union mortgage loan	SOFR+1.75%	December 2027	80,000	—
Secured Multifamily Term Loan	SOFR+1.70%	March 2027	372,760	—
Secured Credit Facility(3)(4)	SOFR+2.00%	January 2025	118,985	244,402
Affiliate Line of Credit(5)	SOFR+2.25%	November 2023	—	105,000
Total indebtedness			1,062,204	842,411
Less: deferred financing costs, net			(7,907)	(3,618)
Total indebtedness, net			$1,054,297	$838,793

(1)
The term “L” refers to the one-month US dollar-denominated LIBOR. As of December 31, 2022 and 2021, one-month LIBOR was equal to 4.39% and 0.10%, respectively. The term “SOFR” refers to the Secured Overnight Financing Rate. As of December 31, 2022 and 2021, SOFR was 4.30% and 0.05%, respectively.

(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
(3)
The Company assumed debt totaling $132.6 million in connection with the acquisition of Domain and The Burnham. The debt was refinanced in November 2021 with a $48.7 million mortgage loan secured by Domain and a $83.9 million borrowing on the Secured Credit Facility secured by The Burnham.

(4)
As of December 31, 2022, borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain properties in the Single Family Rental Portfolio. In November 2022, the Company repaid an aggregate $36.4 million of the principal balance outstanding related to borrowings secured by 8400 Westphalia Road and McLane Distribution Center. In December 2022, the Company repaid $103.6 million of the principal balance outstanding related to borrowing secured by Briggs & Union. As of December 31, 2021, borrowings on the Secured Credit Facility were secured by the following properties: The Burnham, Flats on Front, Verso Apartments, 8400 Westphalia Road, 6123-6227 Monroe Court, and McLane Distribution Center.

(5)
Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of December 31, 2022 ($ in thousands):

Year	Amount
2023	$—
2024	62,405
2025	145,242
2026	50,075
2027	454,258
Thereafter	350,224
Total	$1,062,204

The mortgage loans, Secured Multifamily Term Loan, and Secured Credit Facility are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of December 31, 2022, the Company is in compliance with all of its loan covenants that could result in a default under such agreements. At Two Liberty Center, cash flows from the property are currently held in a restricted cash account due to a debt service coverage ratio requirement.
Mortgage Loans
During the years ended December 31, 2022 and 2021, the Company obtained financing of $1.1 billion and $315.0 million, respectively, in mortgage loans related to its properties, which were subject to customary terms and conditions. During the years ended December 31, 2022 and 2021, the Company repaid $730.6 million and $53.0 million, respectively, of mortgage loans.
Secured Multifamily Term Loan
In March 2022, the Company entered into a term loan (the “Secured Multifamily Term Loan”) providing for a senior secured loan with an aggregate principal amount of $372.8 million. Borrowings on the Secured Multifamily Term Loan are secured by The Burnham, Flats on Front, Verso Apartments, 2626 South Side Flats and The Parker. Borrowings under the Secured Multifamily Term Loan bear interest at a rate of SOFR plus 1.70%. The Secured Multifamily Term Loan matures in March 2025, and has two one-year extension options, subject to certain conditions.
Secured Credit Facility
In November 2021, the Company entered into a credit agreement with a lender (the “Secured Credit Facility”) providing for a senior secured credit facility to be used for the acquisition or refinancing of properties. Borrowings on the Secured Credit Facility are secured by certain properties owned by the Company.
The initial maximum aggregate principal amount of the facility was $250.0 million, which was increased to $500.0 million in March 2022. In May 2022, the interest rate benchmark was converted from LIBOR to SOFR plus 1.95%. The Secured Credit Facility had an initial maturity date in November 2022, which was extended to January 2023.
In December 2022, the Company refinanced the Secured Credit Facility with the lender. The maximum aggregate principal amount of the facility was amended to $300.0 million, inclusive of a $100.0 million revolving credit amount which the Company may repay and re-borrow upon request, subject to certain conditions. The Company may increase the available capacity on the Secured Credit Facility by an additional $1.2 billion, subject to lender approval. The Secured Credit Facility bears interest at a rate of SOFR plus 2.00% and has a maturity date of January 2025.
As of December 31, 2022 and 2021, there were $119.0 million and $244.4 million, respectively, of outstanding borrowings on the Secured Credit Facility.
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the “Affiliate Line of Credit”), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The Affiliate Line of Credit had an initial maturity date of November 2, 2022, and has one-year extension options subject to the lender’s approval. Effective November 2, 2022, the maturity date was extended to November 2, 2023, and the interest rate benchmark was converted from LIBOR to SOFR. Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin. As of December 31, 2022 and 2021, there were $0.0 million and $105.0 million, respectively, of outstanding borrowings on the Affiliate Line of Credit.

10. Related Party Transactions
Advisory Agreement
Pursuant to the Advisory Agreement, the Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV on its Class C, Class D, Class I, Class S and Class T shares of common stock (no management fee is paid on the Class E shares), payable monthly, as compensation for the services it provides to the Company. Prior to the Adviser Transition, the Oaktree Adviser was entitled to an annual management fee equal to 1.00% of the Company’s NAV, payable monthly, as compensation for the services it provides to the Company. The Oaktree Advisor agreed to waive the management fee through May 2020. The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock. To date, the Adviser, and previously the Oaktree Adviser, has elected to receive the management fee in Class I and Class E shares of the Company’s common stock. During the years ended December 31, 2022, 2021 and 2020, the Company incurred $10.5 million, $2.7 million, and $1.2 million, respectively, of management fees.
During the year ended December 31, 2022, the Company issued 502,895 unregistered Class I shares of common stock and 172,098 unregistered Class E shares of common stock to the Adviser for the payment of 2022 management fees. During the years ended December 31, 2021 and 2020, the Company issued 216,792 and 78,022 unregistered Class I shares of common stock to the Oaktree Adviser for payment of 2021 and 2020 management fees, respectively. The Company had accrued payables of $1.2 million and $0.6 million related to management fees as of December 31, 2022 and 2021, respectively, which are included in Due to affiliates on the Company’s Consolidated Balance Sheets. During January 2023, the Company issued 90,871 unregistered Class I shares of common stock to the Adviser as payment of the $1.2 million management fees accrued as of December 31, 2022. During February 2022, the Company issued 49,309 unregistered Class E shares of common stock to the Adviser as payment of the $0.6 million management fees accrued as of December 31, 2021. During the year ended December 31, 2022, the Company repurchased 326,488 Class I shares of common stock and 224,798 Class E shares of common stock from the Adviser for a total repurchase amount of $7.8 million. During the year ended December 31, 2021, the Company repurchased 294,710 Class I shares of common stock from the Oaktree Adviser for a total repurchase amount of $3.4 million.
The Adviser, and prior to the Adviser Transition the Oaktree Adviser, is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and Class T shares of common stock (no performance fee is paid on the Class E shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or units of the Operating Partnership. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $6.6 million, $5.1 million, and $2.2 million, respectively, of performance fees.
The performance fee for 2022 became payable on December 31, 2022, and in January 2023 the Company issued 481,598 shares of Class I common stock to the Adviser as payment of the 2022 performance fee. The performance fee for 2021 earned by the Oaktree Advisor became payable on the date of the Adviser Transition, and in December 2021 the Company issued 429,340 Class I shares of common stock to the Oaktree Adviser as payment of the 2021 performance fee earned by the Oaktree Adviser through the date of the Adviser Transition. The performance fee for 2020 earned by the Oaktree Adviser became payable on December 31, 2020, and was paid in cash in April 2021. In December 2021, the Company repurchased 429,340 shares of Class I common stock from the Oaktree Adviser for a total repurchase amount of $5.1 million.
For the period November 3, 2021 through December 31, 2021, the Special Limited Partner, an affiliate of Brookfield, received a performance participation allocation from the Operating Partnership based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Under the Operating Partnership agreement, the annual total return was allocated 100% to the Special Limited Partner only after the other unit holders received a total return of 5% (after recouping any loss carryforward amount) and such allocation continued until the allocation between the Special Limited Partner and all other Operating Partnership unit holders was equal to 12.5% and 87.5%, respectively. The annual distribution of the performance participation interest was to be paid in Operating Partnership units or cash, at the election of the Special Limited Partner. During the year ended December 31, 2021, the Company recognized $2.3 million of performance participation allocation expense in the Company’s Consolidated Statements of Operations for the period November 3, 2021 through December 31, 2021. Effective January 1, 2022, the Company amended the Advisory Agreement and the Operating Partnership agreement to provide for the payment of a performance fee to the Advisor and eliminate the performance participation allocation.
The performance participation allocation for the period November 3, 2021 through December 31, 2021 became payable on December 31, 2021, and in March 2022 the Company caused the Operating Partnership to issue 186,362 Class E units in the Operating Partnership (“Class E OP Units”) to the Special Limited Partner as payment of the 2021 performance participation allocation. In June 2022, all such Class E OP Units were converted to 191,670 unregistered Class I shares of common stock at the then-applicable conversion factor per unit based on the most recently determined NAV of Class E OP Units and Class I shares of common stock.
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
Pursuant to the Liquidity Sleeve Sub-Advisory Agreement, the Sub-Adviser provides services related to the acquisition, management and disposition of the Liquidity Sleeve in accordance with the Company’s investment objectives, strategy, guidelines, policies and limitations. Pursuant to the Oaktree Assets Sub-Advisory Agreement, the Sub-Adviser manages the Oaktree Option Investments. The fees paid to the Sub-Adviser pursuant to the Sub-Advisory Agreements will not be paid by the Company, but will instead be paid by the Adviser out of the management and performance fees that the Company pays to the Adviser.
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
Affiliate Line of Credit
In November 2021, the Company entered into the Affiliate Line of Credit, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. For further details on the Affiliate Line of Credit, see Note 9 to the Company’s Consolidated Financial Statements.
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
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Class E OP Units in connection with its contribution of the Brookfield Portfolio on November 2, 2021. The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating Partnership units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50.0 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Operating Partnership units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause the Company to repurchase its shares and Operating Partnership units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. During the years ended December 31, 2022 and 2021, the Company and the Operating Partnership did not repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement.
Oaktree Repurchase Agreement
On September 11, 2019, the board of directors of the Company, including a majority of the independent directors, adopted an arrangement with the Oaktree Investor (the “Oaktree Repurchase Agreement”) to repurchase any shares of the Company’s Class I common stock that Oaktree Investor, an affiliate of the Oaktree Adviser, acquired prior to the breaking of escrow in the Initial Public Offering. The board of directors approved the Oaktree Repurchase Agreement in recognition of the Oaktree Investor’s intent to subscribe for shares of the Company’s Class I common stock in an amount such that, together with all other subscriptions for the Company’s common stock, the escrow minimum offering amount would be satisfied. As of December 6, 2019, the Company satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of such date, the escrow agent released gross proceeds of approximately $150.0 million (including approximately $86.9 million that was funded by the Oaktree Investor) to the Company in connection with the sale of shares of the Company’s common stock. Under the Oaktree Repurchase Agreement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the years ended December 31, 2021 and 2020, the Company repurchased 6,186,397 shares for $61.9 million and 2,521,620 shares for $25.2 million from the Oaktree Investor. On July 31, 2021, the Company repurchased the remaining shares subject to the Oaktree Repurchase Agreement and there are no shares outstanding subject to the Oaktree Repurchase Agreement.
Option Investments Purchase Agreement
The Company entered into an Option Investments Purchase Agreement with Oaktree on November 2, 2021, pursuant to which Oaktree will have the right to purchase the Operating Partnership’s entire interest in four properties (Anzio Apartments, Arbors of Las Colinas, Two Liberty Center, and Lakes at West Covina), four real estate-related loan investments (IMC/AMC Bond Investment, 111 Montgomery, The Avery Senior Loan, The Avery Mezzanine Loan), and one real estate-related security investment (BX 2019 IMC G). Oaktree will have the right to purchase these investments for a period of 12 months following the earlier of (i) 18 months after November 2, 2021, the date of completion of the Adviser Transition, and (ii) the date on which the Company notifies Oaktree that it has issued in the aggregate $1.0 billion of the Company’s common stock to non-affiliates since November 2, 2021, at a price equal to the fair value of the applicable Option Investments, as determined in connection with the Company’s most recently determined NAV immediately prior to the closing of such purchase. As of December 31, 2022, the conditions to commence the option period have not occurred.
Brookfield Subscription Agreement
On November 30, 2021, the Operating Partnership and the Brookfield Investor entered into a subscription agreement (the “Brookfield Subscription Agreement”) pursuant to which the Brookfield Investor agreed to purchase up to $83.0 million of Class E OP Units upon the request of the general partner of the Operating Partnership, of which the Company is the sole member. On December 1, 2021, the Brookfield Investor was issued 3,756,480 Class E OP Units in exchange for $45.0 million. On January 3, 2022, the Brookfield Investor was issued 3,075,006 Class E OP Units in exchange for $38.0 million. On June 29, 2022, the Company, the Operating Partnership and the Brookfield Investor entered into an agreement pursuant to which all such Class E OP Units issued to the Brookfield Investor in connection with the Brookfield Subscription Agreement were converted to Class I shares of the Company’s common stock at the then-applicable conversion factor per unit based on the most recently determined NAV of Class E OP Units and Class I shares. The Class I shares held by the Brookfield Investor in connection with the Brookfield Subscription Agreement are not subject to the Brookfield Repurchase Arrangement, but the Brookfield Investor may request the Company repurchase its shares, in whole or in part, subject to the terms and conditions of the Company’s share repurchase plan.
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
The Company has engaged Brookfield Properties, an affiliate of Brookfield, to provide operational services (including, without limitation, property management, leasing, and construction management) and corporate support services (including, without limitation, accounting and administrative services) for the Company and certain of its properties. The Company has also engaged Conrex, an affiliate of Brookfield, to provide operational services (including, without limitation, property management, renovation, leasing, and turnover and maintenance oversight) for the Company’s single-family rental properties.
The Company also reimburses Brookfield Properties, Conrex and other Brookfield operating affiliates for operating personnel expenses, including, but not limited to, employees who provide on-site maintenance, leasing, administrative and operational support services. Such employees may be fully dedicated or a shared resource amongst other investments. Employees’ compensation and expenses continue to be an expense of the affiliate, and if they are a shared resource, the affiliate allocates such expense to the Company according to their policies and procedures. Personnel expenses may include IT costs, HR support (i.e. payroll and benefits), rent and office services, basic financial services (i.e. account receivables, bank account administration), professional development, travel, professional fees and similar expenses.

There were no services provided by Brookfield Properties, Conrex or other Brookfield operating affiliates for the year ended December 31, 2020. The following table summarizes the Company’s affiliate service provider expenses for the years ended December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Property management fees(1)	$2,203	$153
Single-family rental leasing, maintenance and turnover oversight fees(1)	446	—
Capitalized construction management fees(2)	139	—
Capitalized single-family rental renovation oversight fees(2)	402	—
Reimbursed personnel costs(3)	5,363	475
Total	$8,553	$628

(1)	Included in Rental property operating expenses on the Company's Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company's Consolidated Balance Sheets.
(3)	$4.8 million included in Rental property operating expenses and $0.5 million included in General and administrative expenses on the Company's Consolidated Statements of Operations.
A Brookfield affiliate in Luxembourg provides company secretarial, accounting and administrative services to the Company’s unconsolidated non-U.S. investment. For the years ended December 31, 2022 and 2021, the Company incurred $10,612 and $0, respectively, for these services at its ownership share.
Captive Insurance Company
BPG Bermuda Insurance Limited (“BAM Insurance Captive”), an affiliate of Brookfield, provides multifamily property and liability insurance for certain of the Company’s multifamily properties. For the years ended December 31, 2022 and 2021, the Company paid BAM Insurance Captive $0.3 million and $0.0 million, respectively, for insurance premiums. There were no premiums paid to BAM Insurance Captive for the year ended December 31, 2020.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), an affiliate of Brookfield, provides title insurance for certain of the Company’s properties. Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company. For the years ended December 31, 2022 and 2021, the Company paid Horizon $0.4 million and $0.1 million, respectively, for title services. There were no services provided by Horizon to the Company for the year ended December 31, 2020.
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	December 31, 2022	December 31, 2021
Accrued stockholder servicing fee	$29,477	$14,219
Advanced organization and offering costs	12,002	12,022
Accrued performance fee	6,566	—
Other(1)	2,118	—
Accrued management fee	1,239	621
Accrued affiliate service provider expenses	887	—
OP Units Distributions Payable	5	—
Stock repurchase payable to Oaktree Adviser for management and performance fees	—	6,682
Accrued performance participation allocation	—	2,346
Total	$52,294	$35,890

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.

11. Stockholders’ Equity and Redeemable Non-controlling Interests
Authorized Capital
On April 30, 2018, the SEC declared effective the Company’s registration statement on Form S-11 for the Initial Public Offering. On November 2, 2021, the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-255557) for the Current Offering of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan. The Initial Public Offering terminated upon the commencement of the Current Offering. Pursuant to the Current Offering, the Company is offering to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company is also offering Class I, Class C and Class E shares in private offerings exempt from registration. Other than the differences in upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance fees, each class of common stock has the same economic and voting rights.

Classification	No. of Authorized Shares (in thousands)	Par Value Per Share
Preferred stock	50,000	$0.01
Class T common stock	225,000	$0.01
Class S common stock	225,000	$0.01
Class D common stock	100,000	$0.01
Class C common stock	100,000	$0.00
Class E common stock	100,000	$0.00
Class I common stock	250,000	$0.01
	1,050,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Class S	Class I	Class D	Class T(1)	Class C	Class E	Total
December 31, 2019	5,852	9,146	—	—	—	—	14,997
Common stock issued	7,041	838	—	—	—	—	7,879
Distribution reinvestment	206	10	—	—	—	—	216
Common stock repurchased	(66)	(2,522)	—	—	—	—	(2,588)
Independent directors’ restricted stock vested(2)	—	6	—	—	—	—	6
December 31, 2020	13,033	7,478	—	—	—	—	20,510

Common stock issued	7,146	2,225	—	—	1,644	2,089	13,104
Distribution reinvestment	432	35	—	—	—	9	476
Common stock repurchased	(565)	(6,926)	—	—	—	—	(7,491)
Independent directors’ restricted stock vested(2)	—	13	—	—	—	—	13
December 31, 2021	20,046	2,825	—	—	1,644	2,098	26,612

Common stock issued	17,686	41,459	36	—	7,974	1,186	68,341
Distribution reinvestment	793	769	—	—	—	151	1,713
Common stock repurchased	(1,821)	(2,656)	—	—	(275)	(225)	(4,977)
December 31, 2022	36,704	42,397	36	—	9,343	3,210	91,689

(1)	As of December 31, 2022, no Class T shares of common stock had been issued.
(2)
The independent directors’ restricted stock grants represent an aggregate $0.3 million, $0.1 million and $0.1 million of the annual compensation paid to the independent directors for the years ended December 31, 2022, 2021 and 2020, respectively. Each grant is amortized over the one year service period of such grant. The restricted stock generally vests one year from the date of the grant. In November 2021, the restricted stock grants related to the independent directors’ annual compensation for the year ended December 31, 2021, vested upon the resignation of the independent directions in connection with the Adviser Transition. The restricted stock grants related to the independent directors’ annual compensation for the year ended December 31, 2022, will vest in March 2023.

Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code.
Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fees, management fees and performance fees, which are deducted from the monthly distribution per share. Prior to January 2022, the management fees and performance fees were not deducted from the monthly distribution per share.
The following table details the net distributions declared for each applicable class of common stock:

	Year Ended December 31, 2022
	Class S	Class I	Class D(1)	Class T(2)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.8715	$0.8715	$0.5199	$—	$0.8715	$0.8715
Stockholder servicing fee per share of common stock	(0.1100)	—	(0.0200)	—	—	—
Management fee per share of common stock	(0.1681)	(0.1689)	(0.1005)	—	(0.1661)	—
Net distributions declared per share of common stock	$0.5934	$0.7026	$0.3994	$—	$0.7054	$0.8715

(1)	The Company issued its first Class D shares of common stock in June 2022, thus no distributions were declared for Class D prior to this date.
(2)	The Company did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the year ended December 31, 2022.

	Year Ended December 31, 2021
	Class S	Class I	Class D(1)	Class T(1)	Class C(2)	Class E(3)
Aggregate gross distributions declared per share of common stock	$0.5389	$0.5389	$—	$—	$0.4549	$0.1063
Stockholder servicing fee per share of common stock	(0.0926)	—	—	—	—	—
Net distributions declared per share of common stock	$0.4463	$0.5389	$—	$—	$0.4549	$0.1063

(1)	The Company did not have any Class D or Class T shares of common stock issued or outstanding, thus no distributions were declared for Class D or Class T during the year ended December 31, 2021.
(2)	The Company issued its first Class C shares of common stock in March 2021, thus no distributions were declared for Class C prior to this date.
(3)	The Company issued its first Class E shares of common stock in November 2021, thus no distributions were declared for Class E prior to this date.

	Year Ended December 31, 2020
	Class S	Class I	Class D(1)	Class T(1)
Aggregate gross distributions declared per share of common stock	$0.4323	$0.4323	$—	$—
Stockholder servicing fee per share of common stock	(0.0874)	—	—	—
Net distributions declared per share of common stock	$0.3449	$0.4323	$—	$—

(1)	The Company did not have any Class D or Class T shares of common stock issued or outstanding, thus no distributions were declared for Class D or Class T during the year ended December 31, 2020.

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. During the years ended December 31, 2022 and 2021 the Company reinvested $23.4 million and $5.2 million of distributions for 1,713,257 and 215,561 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purpose. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and carry a 12.5% annual dividend payable annually. As of December 31, 2022, there were $375,000 of preferred non-voting shares outstanding.
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
The following table summarizes the Redeemable non-controlling interest activity for the years ended December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Balance at beginning of the year	$200,086	$—
Limited Partner Asset Contributions	—	148,175
Limited Partner Cash Contributions	38,000	45,000
Settlement of prior year performance participation allocation	2,346
Conversion to Class I shares	(284,785)
GAAP Income Allocation	(4,669)	2,578
Distributions	(6,951)	(1,521)
Distributions Reinvested	7,819	649
Fair Value Allocation	49,144	5,205
Balance at the end of the year	$990	$200,086

Share Repurchase Plan
The Company has adopted a share repurchase plan, whereby, subjected to certain limitations, stockholders may request on a monthly basis that the Company repurchase all or any portion of their shares. Should repurchase requests, in the Company’s judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real properties or other illiquid investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Company’s board of directors may modify and suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders.
In addition, the total amount of shares that the Company will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of its aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of its aggregate NAV as of the last day of the previous calendar quarter. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price.
For the years ended December 31, 2022, 2021 and 2020, the Company repurchased 4,888,778, 7,491,201 and 2,587,264 shares of common stock representing a total of $70.3 million, $76.9 million and $25.9 million, respectively, inclusive of repurchases from the Oaktree Investor pursuant to the Oaktree Repurchase Agreement totaling 6,186,397 and 2,521,620 shares of common stock for $61.9 million and $25.2 million for the years ended December 31, 2021 and 2020, respectively.
The Company satisfied all repurchase requests during the years ended December 31, 2022, 2021 and 2020.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

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
The following table details the components of operating lease income from leases in which the Company is the lessor for the period set forth below($ in thousands):

Year Ended December 31, 2022
Fixed lease payments	$102,890
Variable lease payments	5,762
Total rental revenues	$108,652
The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, net lease, and office properties as of December 31, 2022. The table below excludes the Company’s multifamily and single-family rental properties as substantially all leases are shorter term in nature ($ in thousands).

Year	Future Minimum Rents
2023	$32,308
2024	29,337
2025	28,211
2026	25,394
2027	23,102
Thereafter	143,114
Total	$281,466

14. Segment Reporting
As of December 31, 2022, the Company operates in six reportable segments: multifamily, office, logistics, single-family rental, net lease and real estate-related loans and securities. The Company continually evaluates the financial information used by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. During the year ended December 31, 2022, the Company made the following changes to its reportable segments based on the information used by the CODM: (1) single-family rentals (previously a component of alternatives) was established as a separate reportable segment; and (2) net lease was established as a new reportable segment, consisting of DreamWorks Animation Studios (previously a component of alternatives) and the Company’s unconsolidated investment in Principal Place (previously a component of investments in unconsolidated entities). Net lease consists of properties that are leased to a single tenant in which the tenant is generally responsible for all property-related expenses, including taxes, insurance, and maintenance. Comparative periods have been recast to reflect these changes.
The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the total assets by segment ($ in thousands):

	December 31, 2022	December 31, 2021
Multifamily	$944,453	$583,308
Office	124,001	126,966
Logistics	112,019	74,039
Single-Family Rental	142,461	5,011
Net Lease	426,789	457,456
Real Estate-Related Loans and Securities	332,654	55,074
Other (Corporate)	68,096	72,859
Total assets	$2,150,473	$1,374,713

The following table sets forth the financial results by segment for the year ended December 31, 2022 ($ in thousands):

	Multifamily	Office	Logistics	Single-Family Rental	Net Lease	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$65,302	$12,844	$6,632	$4,503	$19,371	$—	$108,652
Other revenues	8,684	658	—	274	—	—	9,616
Total revenues	73,986	13,502	6,632	4,777	19,371	—	118,268

Expenses:
Rental property operating	28,752	5,917	1,978	2,312	2,343	—	41,302
Total expenses	28,752	5,917	1,978	2,312	2,343	—	41,302
Income from real estate-related loans and securities	—	—	—	—	—	11,322	11,322
Segment net operating income	$45,234	$7,585	$4,654	$2,465	$17,028	$11,322	$88,288

Realized gain on real estate investments							$726
Realized gain on financial instruments							10,572
Unrealized loss on investments							(16,750)
Depreciation and amortization							55,684
General and administrative expenses							9,562
Management fee							10,512
Performance fee							6,566
Interest expense							39,718
Net loss							$(39,206)
Net loss attributable to non-controlling interests in third party joint ventures							148
Net income attributable to non-controlling interests - preferred stockholders							(24)
Net loss attributable to redeemable non-controlling interests							4,669
Net loss attributable to stockholders							$(34,413)

The following table sets forth the financial results by segment for the year ended December 31, 2021 ($ in thousands):

	Multifamily	Office	Logistics	Single-Family Rental	Net Lease	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$21,180	$12,471	$419	$—	$717	$—	$34,787
Other revenues	1,983	608	—	—	—	—	2,591
Total revenues	23,163	13,079	419	—	717	—	37,378

Expenses:
Rental property operating	9,707	5,495	148	5	110	—	15,465
Total expenses	9,707	5,495	148	5	110	—	15,465
Income from real estate-related loans and securities	—	—	—	—	—	5,442	5,442
Segment net operating income	$13,456	$7,584	$271	$(5)	$607	$5,442	$27,355

Realized gain on real estate investments							$21,493
Unrealized gain on investments							1,837
Depreciation and amortization							18,370
General and administrative expenses							7,057
Organizational costs							3,459
Management fee							2,651
Performance fee							5,143
Performance participation allocation							2,346
Interest expense							6,758
Net income							$4,901
Net loss attributable to non-controlling interests in third party joint ventures							183
Net income attributable to redeemable non-controlling interests							(2,578)
Net income attributable to stockholders							$2,506

The following table sets forth the financial results by segment for the year ended December 31, 2020 ($ in thousands):

	Multifamily	Office	Real Estate- Related Loans and Securities	Total
Revenues:
Rental revenues	$11,682	$12,463	$—	$24,145
Other revenues	496	645	—	1,141
Total revenues	12,178	13,108	—	25,286

Expenses:
Rental property operating	4,859	5,352	—	10,211
Total expenses	4,859	5,352	—	10,211
Income from real estate-related loans and securities	—	—	4,908	4,908
Segment net operating income	$7,319	$7,756	$4,908	$19,983

Realized gain on investments				$144
Unrealized gain on investments				2,417
Depreciation and amortization				13,481
General and administrative expenses				3,474
Management fee				1,171
Performance fee				2,215
Interest expense				4,948
Net loss				$(2,745)
Net loss attributable to non-controlling interests in third party joint ventures				307
Net loss attributable to stockholders				$(2,438)

15. Subsequent Events
Interest Rate Swap Agreement
Subsequent to December 31, 2022, the Company entered into an interest rate swap agreement related to its Secured Multifamily Term Loan. The interest rate swap has a notional amount of $250.0 million and a SOFR strike rate of 2.65%.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2022
(in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location		Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Multifamily properties:
Anzio Apartments	Atlanta, GA		$44,400	$9,837	$47,058	$1,092	$68	$10,929	$47,126	$58,055	$(8,160)	1986	2019	(1)
Arbors of Las Colinas	Dallas, TX		45,950	18,155	43,492	536	73	18,691	43,565	62,256	(3,545)	1984	2020	(1)
1110 Key Federal Hill	Baltimore, MD		51,520	10,310	61,908	5	168	10,315	62,076	72,391	(2,135)	2019	2021	(1)
Domain	Orlando, FL		48,700	10,503	61,703	40	95	10,543	61,798	72,341	(2,011)	2017	2021	(1)
The Burnham	Nashville, TN	(3)	114,000	14,145	111,469	33	218	14,178	111,687	125,865	(3,278)	2017	2021	(1)
Flats on Front	Wilmington, NC	(3)	64,000	6,528	88,877	19	97	6,547	88,974	95,521	(2,382)	2021	2021	(1)
Verso Apartments	Beaverton, OR	(3)	49,000	8,100	61,139	16	10	8,116	61,149	69,265	(1,628)	2021	2021	(1)
2626 South Side Flats	Pittsburgh, PA	(3)	60,760	11,064	77,270	4	136	11,068	77,406	88,474	(1,949)	2016	2022	(1)
The Parker	Alexandria, VA	(3)	85,000	18,775	114,441	14	243	18,789	114,684	133,473	(2,425)	2016	2022	(1)
Briggs & Union	Mount Laurel, NJ		80,000	18,987	131,552	76	24	19,063	131,576	150,639	(2,658)	2020	2022	(1)
Total Multifamily Properties			$643,330	$126,404	$798,909	$1,835	$1,132	$128,239	$800,041	$928,280	$(30,171)

Logistics properties:
6123-6227 Monroe Ct	Morton Grove, IL	(2)	$11,685	$5,625	$9,703	$—	$370	$5,625	$10,073	$15,698	$(532)	1968	2021	(1)
8400 Westphalia Road	Upper Marlboro, MD		—	11,676	17,161	—	—	11,676	17,161	28,837	(903)	2005	2021	(1)
McLane Distribution Center	Lakeland, FL		—	3,217	22,039	—	—	3,217	22,039	25,256	(1,038)	1973	2021	(1)
2003 Beaver Road	Landover, MD	(2)	6,295	1,591	7,708	—	36	1,591	7,744	9,335	(234)	1983	2022	(1)
187 Bartram Parkway	Franklin, IN	(2)	18,997	4,205	22,948	—	—	4,205	22,948	27,153	(664)	2004	2022	(1)
Total Logistics Properties			$36,977	$26,314	$79,559	$—	$406	$26,314	$79,965	$106,279	$(3,371)

Office properties:
Two Liberty Center	Arlington, VA		$62,085	$3,075	$83,132	$—	$392	$3,075	$83,524	$86,599	$(8,874)	2007	2019	(1)
Lakes at West Covina	Los Angeles, CA		25,604	4,415	30,637	—	1,425	4,415	32,062	36,477	(5,302)	1990	2020	(1)
Total Office Properties			$87,689	$7,490	$113,769	$—	$1,817	$7,490	$115,586	$123,076	$(14,176)

Net Lease properties:
DreamWorks Animation Studios	Glendale, CA		$212,200	$74,803	$247,835	$—	$187	$74,803	$248,022	$322,825	$(8,039)	1997	2021	(1)
Total Net Lease Properties			$212,200	$74,803	$247,835	$—	$187	$74,803	$248,022	$322,825	$(8,039)

Single Family Rental Portfolio	Various	(2)	$82,008	$24,210	$103,625	$431	$8,366	$24,641	$111,991	$136,632	$(2,080)	Various	Various	(1)
Portfolio Total			$1,062,204	$259,221	$1,343,697	$2,266	$11,908	$261,487	$1,355,605	$1,617,092	$(57,837)

(1)	Refer to Note 2 of the Consolidated Financial Statements for details of depreciable lives.
(2)	These properties secure a $119.0 million balance on the Secured Credit Facility.
(3)	These properties secure a $372.8 million balance on the Secured Multifamily Term Loan.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2022 - Continued

The total included on Schedule III does not include furniture, fixtures and equipment totaling $26.0 million. Accumulated depreciation does not include $4.3 million of accumulated depreciation related to furniture, fixtures and equipment.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Real Estate:
Balance at the beginning of the year	$1,075,445	$325,094
Additions during the year:
Land and land improvements	84,073	145,607
Building and building improvements	458,249	684,636
Dispositions during the year:
Land and land improvements	—	(12,503)
Building and building improvements	(675)	(67,389)
Balance at the end of the year	$1,617,092	$1,075,445

Accumulated Depreciation:
Balance at the beginning of the year	$(19,373)	$(11,590)
Depreciation expense	(39,050)	(12,406)
Dispositions	586	4,623
Balance at the end of the year	$(57,837)	$(19,373)