Form 10-Q
period 2023-03-31
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2023-05-12
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock as of April 30, 2023 was 93,428,377, consisting of 43,289,955 Class I shares, par value $0.01 per share, 36,816,619 Class S shares, par value $0.01 per share, 128,080 Class D shares, par value $0.01 per share, 9,847,896 Class C shares, no par value per share, and 3,345,827 Class E shares, no par value per share.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31, 2023	December 31, 2022
Assets
Investments in real estate, net	$1,572,475	$1,580,964
Investments in real estate-related loans and securities, net	305,377	332,654
Investments in unconsolidated entities	76,531	80,591
Intangible assets, net	43,465	44,695
Cash and cash equivalents	37,107	61,824
Restricted cash	24,069	18,175
Accounts and other receivables, net	8,715	8,382
Other assets	77,178	23,188
Total Assets	$2,144,917	$2,150,473
Liabilities and Equity
Mortgage loans, secured term loan and secured credit facility, net	$1,055,073	$1,054,297
Unsecured revolving credit facility	—	—
Due to affiliates	54,911	52,294
Intangible liabilities, net	27,138	27,475
Accounts payable, accrued expenses and other liabilities	48,960	39,591
Subscriptions received in advance	13,553	8,166
Total Liabilities	1,199,635	1,181,823
Commitments and contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	974	990
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 36,935 and 36,704 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	369	367
Common stock - Class I shares, $0.01 par value per share, 250,000 shares authorized; 42,149 and 42,397 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	422	424
Common stock - Class T shares, $0.01 par value per share, 225,000 shares authorized; no shares issued nor outstanding as of March 31, 2023 and December 31, 2022.	—	—
Common stock - Class D shares, $0.01 par value per share,100,000 shares authorized; 105 and 36 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	1	—
Common stock - Class C shares, no par value per share,100,000 shares authorized; 9,399 and 9,343 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	94	94
Common stock - Class E shares, no par value per share,100,000 shares authorized; 3,319 and 3,210 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,066,521	1,063,038
Accumulated deficit	(127,453)	(100,709)
Total Stockholders’ Equity	939,954	963,214
Non-controlling interests attributable to third party joint ventures	3,979	4,071
Non-controlling interests attributable to preferred stockholders	375	375
Total Equity	944,308	967,660
Total Liabilities and Stockholders’ Equity	$2,144,917	$2,150,473

See accompanying notes to consolidated financial statements.

The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary ($ in thousands).

	March 31, 2023	December 31, 2022
Assets
Investments in real estate, net	$222,004	$223,810
Intangible assets, net	5,272	5,724
Cash and cash equivalents	1,828	2,243
Restricted cash	8,238	7,849
Accounts and other receivables, net	3,563	3,652
Other assets	871	655
Total Assets	$241,776	$243,933

Liabilities
Mortgage loans, net	$177,405	$177,354
Intangible liabilities, net	24	25
Accounts payable, accrued expenses and other liabilities	4,030	4,755
Total Liabilities	$181,459	$182,134

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Rental revenues	$30,473	$21,660
Other revenues	2,559	1,893
Total revenues	33,032	23,553
Expenses
Rental property operating	11,728	7,922
General and administrative	2,316	1,991
Management fee	3,679	1,196
Performance fee	—	3,513
Depreciation and amortization	12,804	13,195
Total expenses	30,527	27,817
Other (expense) income
Income from real estate-related loans and securities	6,363	1,071
Interest expense	(13,932)	(6,724)
Realized (loss) gain on real estate investments, net	(135)	669
Realized gain on financial instruments	102	—
Unrealized (loss) gain on investments, net	(4,643)	6,791
Total other (expense) income	(12,245)	1,807
Net loss	$(9,740)	$(2,457)
Net loss (income) attributable to non-controlling interests in third party joint ventures	$109	$(6)
Net income attributable to non-controlling interests - preferred stockholders	—	—
Net loss attributable to redeemable non-controlling interests	8	975
Net loss attributable to Brookfield REIT stockholders	$(9,623)	$(1,488)
Per common share data:
Net loss per share of common stock - basic and diluted	$(0.10)	$(0.05)
Weighted average number of shares outstanding - basic and diluted	94,009	31,696

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2023
(in thousands)

Three Months Ended March 31, 2023
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2022	$424	$367	$94	$—	$—	$1,063,079	$(100,750)	$963,214	$4,071	$375	$967,660
Common stock issued	18	16	—	—	1	48,721	—	48,756	—	—	48,756
Stock-based compensation	—	—	—	—	—	81	—	81	—	—	81
Distribution reinvestment	4	2	—	—	—	10,221	—	10,227	—	—	10,227
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	17	—	17
Distributions	—	—	—	—	—	—	(17,080)	(17,080)	—	—	(17,080)
Common stock repurchased	(24)	(16)	—	—	—	(54,665)	—	(54,705)	—	—	(54,705)
Offering costs	—	—	—	—	—	(923)	—	(923)	—	—	(923)
Net loss	—	—	—	—	—	—	(9,631)	(9,631)	(109)	—	(9,740)
Allocation to redeemable non-controlling interests	—	—	—	—	—	7	8	15	—	—	15
Balance at March 31, 2023	$422	$369	$94	$—	$1	$1,066,521	$(127,453)	$939,954	$3,979	$375	$944,308

Three Months Ended March 31, 2022
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2021	$28	$201	$16	$—	$—	$249,426	$(23,609)	$226,062	$4,519	$375	$230,956
Common stock issued	11	45	19	—	—	97,623	—	97,698	—	—	97,698
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	—	1	—	—	—	2,574	—	2,575	—	—	2,575
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	26	—	26
Distributions	—	—	—	—	—	—	(4,801)	(4,801)	(151)	—	(4,952)
Common stock repurchased	—	—	—	—	—	(802)	—	(802)	—	—	(802)
Offering costs	—	—	—	—	—	(6,076)	—	(6,076)	—	—	(6,076)
Net (loss) income	—	—	—	—	—	—	(2,463)	(2,463)	6	—	(2,457)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(20,871)	975	(19,896)	—	—	(19,896)
Balance at March 31, 2022	$39	$247	$35	$—	$—	$321,874	$(29,898)	$292,297	$4,400	$375	$297,072

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,740)	$(2,457)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,804	13,195
Management fees	3,679	1,196
Performance fees	—	3,513
Amortization of above and below market leases and lease inducements	(269)	(270)
Amortization of restricted stock grants	81	81
Amortization of deferred financing costs	526	326
Amortization of upfront derivative acquisition costs	340	—
Amortization of origination fees and discount	(27)	(46)
Paid-in-kind interest	170	(231)
Realized loss (gain) on investments in real estate-related loans and securities	135	(669)
Unrealized loss (gain) on investments	4,643	(6,791)
Distributions of earnings from unconsolidated entities	1,554	—
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(31)	(200)
Upfront derivative acquisition costs	(8,489)	—
Decrease (increase) in other assets	(1,229)	(486)
Increase in accounts and other receivables	(92)	(1,375)
Increase in accounts payable, accrued expenses and other liabilities	(2,429)	1,594
Increase in due to affiliates	98	3,077
Net cash provided by operating activities	1,724	10,457

Cash flows from investing activities
Acquisitions of real estate	(1,681)	(308,005)
Purchase of real estate-related loans and securities	(35,460)	—
Proceeds from sale of real estate-related loans and securities	60,304	3,086
Proceeds from principal repayments of real estate-related loans and securities	3,129	1,711
Payment of investment acquisition deposits	—	(3,275)
Capital improvements to real estate	(1,608)	(969)
Proceeds from sale of preferred membership interests	—	28,831
Purchase of trading securities	(70,682)	—
Proceeds from sale of trading securities	22,938	—
Net cash used in investing activities	(23,060)	(278,621)

Cash flows from financing activities:
Borrowings from mortgage loans and secured term loan	—	584,960
Borrowings from secured credit facility	—	105,263
Repayment of mortgage loans	—	(214,750)
Repayment of secured credit facility	—	(256,861)
Borrowings from affiliate line of credit	—	25,000
Repayment of affiliate line of credit	—	(80,000)
Proceeds from issuance of OP units	—	38,000
Payment of deferred financing costs	(89)	(3,306)
Proceeds from issuance of common stock	30,301	72,465
Repurchases of common stock	(32,772)	(8,490)
Subscriptions received in advance	13,553	43,215
Payment of organizational and offering costs	(1,723)	(765)
Distributions to non-controlling interests	—	(151)
Contributions from non-controlling interests	17	20
Distributions	(6,774)	(1,579)
Net cash provided by financing activities	2,513	303,021

Net change in cash and cash-equivalents and restricted cash	(18,823)	34,857
Cash and cash-equivalents and restricted cash, beginning of period	79,999	60,784
Cash and cash-equivalents and restricted cash, end of period	$61,176	$95,641
See accompanying notes to financial statements.

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$37,107	$45,978
Restricted cash	24,069	49,663
Total cash and cash equivalents and restricted cash	$61,176	$95,641

Supplemental disclosures:
Interest paid	$13,294	$4,620
Non-cash investing and financing activities:
Accrued distributions	$97	$268
Accrued stockholder servicing fee due to affiliate	$539	$4,394
Accrued offering costs	$218	$917
Accrued capital improvements	$90	$—
Accrued repurchases of common stock in accounts payable	$11,896	$(974)
Accrued repurchases of common stock in due to affiliates	$10,037	$—

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Organization and Business Purpose
Brookfield Real Estate Income Trust Inc. (the “Company”) was formed on July 27, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019. The Company invests primarily in well-located, high-quality real estate properties that generate strong current cash flow and could further appreciate in value through proactive, best-in-class asset management. To a lesser extent, the Company invests in real estate-related debt investments, including real estate-related loans and real estate-related securities. Brookfield REIT OP GP LLC, a wholly owned subsidiary of the Company, is the sole general partner of Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”). Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Ltd. (together with its affiliates, “Brookfield”). Prior to the Adviser Transition (as defined below) that occurred on November 2, 2021, the Company was externally managed by Oaktree Fund Advisors, LLC (the “Oaktree Adviser” or the “Sub-Adviser”), an affiliate of Oaktree Capital Management, L.P. (“Oaktree”).
On November 2, 2021, the Company consummated a series of related transactions and actions (the “Adviser Transition”) where the Company engaged the Sub-Adviser to (i) manage certain of the Company’s real estate properties and real estate-related debt investments that were acquired by the Company prior to the Adviser Transition and (ii) select and manage the Company’s liquid assets.
The Company had previously registered with the Securities and Exchange Commission (the “SEC”) its initial public offering of up to $2.0 billion in shares of common stock (the “Initial Public Offering”), which was declared effective on April 30, 2018 and terminated on November 2, 2021. The Company subsequently registered a follow-on offering with the SEC of up to $7.5 billion in shares of common stock, consisting of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan, which was declared effective on November 2, 2021 (the “Current Offering” and with the Initial Public Offering, the “Offering”).
Pursuant to the Current Offering, the Company is offering to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Company intends to continue selling shares on a monthly basis.
In addition to the Offering, the Company is conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Regulation S thereunder. The Company is also offering Class E shares to Brookfield and certain of its affiliates in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act.
As of March 31, 2023, the Company owned 19 investments in real estate, one investment in an unconsolidated real estate venture, three investments in real estate-related loans, and 79 investments in real estate-related debt securities. The Company currently operates in six reportable segments: multifamily, office, logistics, single-family rental, net lease and real estate-related loans and securities. Financial results by segment are reported in Note 14.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Certain comparative figures have been reclassified to conform to the current year presentation. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2023.
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
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of March 31, 2023 and December 31, 2022.
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
Interest income related to the Company’s loans is recognized based upon contractual interest rate and unpaid principal balance of the loans as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. Net deferred loan fees on originated loans are deferred and amortized as adjustments to interest income over the expected life of the loans using the effective yield method. Premium or discount on purchased loans are amortized as adjustments to interest income over the expected life of the loans using the effective yield method. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as additional interest income.
The Company assesses the collectability of its real estate-related loans to estimate credit losses over the contractual term of each loan. The Company’s estimate of credit losses is based relevant factors, including historical realized loss rates, current market conditions, and reasonable and supportable forecasts that affect the collectability of its investments. The Company also considers, among other things, payment status, lien position, borrower or tenant financial resources, and underlying collateral. The Company recognizes an allowance for credit loss when the carrying amount of a loan differs from the amount expected to be collected. For the three months ended March 31, 2023, no allowance for expected credit loss has been recognized.
The Company has elected to classify its real estate debt securities as trading securities and carry such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Unrealized (loss) gain on investments, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security. Interest income from real estate-related debt securities is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
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
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities have been classified as available-for-sale securities and are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Unrealized (loss) gain on investments, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
Foreign Currency
In the normal course of business, the Company makes investments in real estate outside the United States through subsidiaries that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations as a component of Unrealized (loss) gain on investments, net on the Company’s Consolidated Statements of Operations.
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
Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes and, with regard to its non-U.S. investments, changes in foreign currency exchange rates. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate and currency rate risk. These financial instruments may include interest rate swaps and other derivative contracts. Upfront costs paid in connection with acquiring interest rate swaps and caps are amortized over the term of the applicable derivative instrument.
The Company recognizes all derivatives as either assets or liabilities in Company’s Consolidated Balance Sheets and measures those instruments at fair value. Changes in the fair values of the Company’s derivatives are recorded in current-period earnings as a component of Unrealized (loss) gain on investments, net on the Company’s Consolidated Statements of Operations. The Company recognized $3.1 million of net unrealized losses and $0.5 million of net unrealized gains on its derivative instruments during the three months ended March 31, 2023 and 2022, respectively. Realized gains or losses on foreign currency derivatives are recorded as Realized gain on financial instruments in the Company’s Consolidated Statements of Operations. The Company recognized $0.1 million and $0.0 million realized gains on its foreign currency contracts during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the Company’s derivative instruments consisted of the following ($ and £ in thousands):

	Number of Instruments	Notional Amount	Weighted Average Strike Rate	Weighted Average Maturity (years)
Interest Rate Swaps	2	$283,800	2.4%	4.4
Interest Rate Caps	3	$170,350	4.3%	0.8
Foreign Currency Swap Contracts	1	£66,400	N/A	0.3

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
The Company’s derivative financial instruments are reported at fair value. The fair values of the Company’s interest rate swaps are determined using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk. The fair values of the Company’s interest rate caps are determined using models developed by the respective counterparty as well as third-party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). The fair value of the Company’s foreign currency swap is determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying instruments. The inputs used in determining the Company’s derivative financial instruments reported at fair value are considered Level 2.
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

The following table details the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$—	$272,590	$—	$272,590	$—	$299,894	$—	$299,894
Investment in unconsolidated entities	—	—	76,531	76,531	—	—	80,591	80,591
Derivatives	—	9,326	—	9,326	—	4,349	—	4,349
Total	$—	$281,916	$76,531	$358,447	$—	$304,243	$80,591	$384,834

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investment in unconsolidated entities
Balance as of December 31, 2022	$80,591
Distributions of earnings from unconsolidated entities	(1,554)
Unrealized loss on investments	(2,506)
Balance as of March 31, 2023	$76,531
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of March 31, 2023, the fair value of the Company’s mortgage loans and other indebtedness was approximately $26.0 million below the outstanding principal balance.
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
The Company has formed wholly owned subsidiaries that are taxed as taxable REIT subsidiaries (“TRSs”) that are subject to taxation at the federal, state and local levels, as applicable. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business. The Company will account for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset my not be realized.
Organization and Offering Expenses
Organizational expenses are expensed as incurred on the Company’s Consolidated Statements of Operations, and offering costs are charged to equity as incurred on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.
The Adviser and its affiliates advanced $12.5 million of organization and offering expenses on the Company’s behalf through July 5, 2022, and the Company reimburses the Adviser for all such advanced expenses ratably over the 60 months following July 6, 2022. Additionally, the Adviser has agreed to advance organization and offering costs from July 6, 2022 through July 5, 2023, and the Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following July 6, 2023. As of March 31, 2023, the Adviser has advanced $0.9 million of organization and offering expenses on the Company’s behalf for expenses paid from July 6, 2022 through March 31, 2023. Any amount due to the Adviser but not paid is recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.
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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three months ended March 31, 2023 and 2022, there were no dilutive participating securities.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform Accounting Standards Update (“ASU”) 2020-04, and 2022-06 - Reference Rate Reform (“Topic 848”). Among other things, for all types of hedging relationships, Topic 848 allows an entity to change the reference rate and other critical terms related to reference rate reform without having to remeasure the value or reassess a previous accounting determination. The amendments in this guidance may be applied immediately on a prospective basis to any related changes through December 31, 2024. When the LIBOR transition occurs, the Company expects to apply this expedient to its existing debt instruments and interest rate swaps that reference LIBOR, and to any other new transactions that reference LIBOR or another reference rate that is discontinued, through December 31, 2024. As of March 31, 2023, the Company evaluated the possible adoption of any such expedients or exceptions and it did not have any impact on the Company’s consolidated financial statements or disclosures.
In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842), and related ASUs subsequently issued (collectively, “ASC 842”), which requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. As of January 1, 2022, the Company adopted the lease guidance. The Company’s rental revenue primarily consists of base rent arising from tenant leases at the Company’s properties under operating leases. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to segregate the lease components from the non-lease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and non-lease components are accounted for in accordance with ASC 842 and reported as rental revenues in the Company’s Consolidated Statements of Operations. As of March 31, 2023, the Company had no investments in real estate subject to ground leases and has therefore not recorded any right-of-use assets and lease liabilities in the Company’s Consolidated Financial Statements.
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

3. Investments in Real Estate
As of March 31, 2023 and December 31, 2022, investments in real estate, net, consisted of the following ($ in thousands):

	March 31, 2023	December 31, 2022
Building and building improvements	$1,323,358	$1,321,137
Land and land improvements	261,970	261,487
Tenant improvements	34,456	34,468
Furniture, fixtures and equipment	26,425	25,996
Accumulated depreciation	(73,734)	(62,124)
Investments in real estate, net	$1,572,475	$1,580,964
Acquisitions
During the three months ended March 31, 2023, the Company acquired $1.7 million of real estate investments, which were comprised of six single-family rental properties.
During the year ended December 31, 2022, the Company acquired $550.4 million of real estate investments, which were comprised of three multifamily properties, two logistics properties and 466 single-family rental properties.
The following table provides further details of the properties acquired during the three months ended March 31, 2023 and year ended December 31, 2022 ($ in thousands):

Investment	Ownership Interest	Location	Segment	Acquisition Date	Square Feet/Units	Purchase Price(1)
2626 South Side Flats	100%	Pittsburgh, PA	Multifamily	January 2022	264	$92,459
2003 Beaver Road	100%	Landover, MD	Logistics	February 2022	38,000	9,646
187 Bartram Parkway	100%	Franklin, IN	Logistics	February 2022	300,000	28,912
The Parker	100%	Alexandria, VA	Multifamily	March 2022	360	136,779
Briggs & Union	100%	Mount Laurel, NJ	Multifamily	April 2022	490	158,648
Single-Family Rentals	100%	Various	Single-Family Rental	Various 2022	466	123,995
Single-Family Rentals	100%	Various	Single-Family Rental	Various 2023	6	1,681
						$552,120

(1)	Purchase price is inclusive of closing costs.

The following table summarizes the purchase price allocation of the properties acquired during the three months ended March 31, 2023 and year ended December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Building and building improvements	$1,418	$453,211
Land and land improvements	263	78,095
Tenant improvements	—	1,232
Furniture, fixtures and equipment	—	9,530
In-place lease intangibles	—	5,664
Lease origination costs	—	902
Tax abatement intangible	—	2,195
Above-market lease intangibles	—	65
Below-market lease intangibles	—	(454)
Total purchase price(1)	$1,681	$550,440

(1)	Purchase price is inclusive of closing costs.

4. Investments in Unconsolidated Entities
The Company holds an investment in an unconsolidated joint venture that it has elected to account for using the FVO, as the Company’s ownership interest in the joint venture does not meet the requirements for consolidation.
On November 2, 2021, the Company acquired a 20% interest in Principal Place, a net lease property located in London, United Kingdom, through an indirect interest in the joint venture that owns the property. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s interest in Principal Place was $76.5 million and $80.6 million, respectively.
The following tables provide summarized financial information of the joint venture that owns Principal Place as of and for the periods set forth below ($ in thousands):

	As of March 31, 2023	As of December 31, 2022
Total Assets	$1,027,424	$1,019,861
Total Liabilities	610,854	602,652
Total Equity	$416,570	$417,209

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Total Revenues	$11,473	$13,419
Total Expenses	12,837	13,811
Net Loss	$(1,364)	$(392)

5. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following as of March 31, 2023 and December 31, 2022 ($ in thousands):

Intangible assets	March 31, 2023	December 31, 2022
In-place lease intangibles	$33,141	$33,141
Lease origination costs	13,695	13,667
Lease inducements	1,708	1,708
Tax intangibles	5,249	5,249
Above-market lease intangibles	114	114
Total intangible assets	53,907	53,879
Accumulated amortization:
In-place lease intangibles	(5,454)	(4,823)
Lease origination costs	(3,279)	(2,887)
Lease inducements	(851)	(787)
Tax intangibles	(836)	(669)
Above-market lease intangibles	(22)	(18)
Total accumulated amortization	(10,442)	(9,184)
Intangible assets, net	$43,465	$44,695

Intangible liabilities:
Below-market lease intangibles	$(28,919)	$(28,919)
Accumulated amortization	1,781	1,444
Intangible liabilities, net	$(27,138)	$(27,475)

The weighted average amortization periods of the Company’s intangible assets is 180 months and intangible liabilities is 266 months.
The following table details the Company’s future amortization of intangibles for each of the next five years and thereafter as of March 31, 2023 ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2023 (remaining)	$1,764	$14	$1,822	$(1,011)
2024	2,010	18	2,277	(1,345)
2025	1,867	18	2,153	(1,340)
2026	1,678	18	1,869	(1,332)
2027	1,521	7	1,561	(1,327)
2028	1,436	5	1,132	(1,327)
Thereafter	17,411	12	4,872	(19,456)
Total	$27,687	$92	$15,686	$(27,138)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Real estate-related loans	$32,787	$32,760
Real estate-related securities	272,590	299,894
Total investments in real estate-related loans and securities	$305,377	$332,654

The following tables detail the Company’s real estate-related loan investments as of March 31, 2023 and December 31, 2022 ($ in thousands):

					March 31, 2023
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000	$(57)	$24,943
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023(3)	Principal due at maturity(4)	6,315	—	6,315
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023(3)	Principal due at maturity(4)	1,529	—	1,529
Total					$32,844	$(57)	$32,787

					December 31, 2022
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000	$(78)	$24,922
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023(3)	Principal due at maturity(4)	6,315	(5)	6,310
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023(3)	Principal due at maturity(4)	1,529	(1)	1,528
Total					$32,844	$(84)	$32,760

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of March 31, 2023 and December 31, 2022, one-month LIBOR was equal to 4.86% and 4.39%, respectively.
(2)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

(3)	The Sub-Adviser is negotiating a loan modification with the borrower.
(4)
The loan agreement requires mandatory prepayments simultaneous with the closing of the sale of any condominium unit. During the three months ended March 31, 2023 and 2022, the Company received aggregate net repayments of $0.0 million and $1.6 million, respectively.

The Company’s investments in real estate-related securities consist of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and corporate bonds. The following tables detail the Company’s investments in real estate-related securities as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	32	L+3.54%	September 2025	$158,981	$151,314	$151,340
CMBS - fixed	7	4.73%	September 2024	54,458	49,722	49,729
RMBS - floating	12	L+2.25%	December 2024	27,483	27,098	27,269
RMBS - fixed	28	4.83%	June 2026	46,463	45,158	44,252
Total	79	7.00%	August 2025	$287,385	$273,292	$272,590

	December 31, 2022
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	33	L+3.64%	November 2025	$177,192	$169,014	$168,765
CMBS - fixed	10	4.54%	June 2024	74,771	69,705	69,555
RMBS - floating	8	L+2.46%	November 2024	19,325	19,048	19,175
RMBS - fixed	24	4.69%	February 2026	42,989	41,658	40,414
Corporate bonds	1	4.75%	March 2029	2,500	2,075	1,985
Total	76	6.63%	July 2025	$316,777	$301,500	$299,894

(1)
The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR and Secured Overnight Financing Rate (“SOFR”), as applicable to each security and loan. As of March 31, 2023 and December 31, 2022, one-month LIBOR was equal to 4.86% and 4.39%, respectively. As of March 31, 2023 and December 31, 2022, SOFR was equal to 4.87% and 4.30%, respectively.

(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
During the three months ended March 31, 2023, the Company recorded net unrealized gains and net realized losses on its investments in real estate-related securities of $0.9 million and $0.3 million, respectively. During the three months ended March 31, 2022, the Company recorded net unrealized losses and net realized gains on its investments in real estate-related securities of $0.7 million and $0.7 million, respectively. Such amounts are recorded as components of Other (expense) income on the Company’s Consolidated Statements of Operations.

7. Accounts and Other Receivables and Other Assets
The following tables summarize the components of Accounts and other receivables, net and Other assets as of March 31, 2023 and December 31, 2022 ($ in thousands):

Accounts and other receivables, net	March 31, 2023	December 31, 2022
Straight-line rent receivables	$4,550	$4,132
Accounts receivable, net	2,958	3,007
Interest receivable	1,207	1,243
Total accounts and other receivables, net	$8,715	$8,382

Other assets	March 31, 2023	December 31, 2022
Trading securities	$63,823	$15,918
Derivative instruments	9,326	4,349
Prepaid expenses	3,574	2,344
Other	455	457
Acquisition deposits	—	120
Total other assets	$77,178	$23,188

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of Accounts payable, accrued expenses and other liabilities as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Stock repurchases payable	$24,482	$12,586
Accounts payable and accrued expenses	8,155	10,901
Distributions payable	5,347	5,250
Real estate taxes payable	2,716	3,508
Accrued interest expense	3,855	3,217
Tenant security deposits	2,977	2,895
Prepaid rent	1,428	1,234
Total accounts payable, accrued expenses and other liabilities	$48,960	$39,591

9. Mortgage Loans, Secured Term Loan and Secured Credit Facility
The following table summarizes the components of total indebtedness, net as of March 31, 2023 and December 31, 2022 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date(2)	March 31, 2023	December 31, 2022
Anzio Apartments mortgage loan	L+1.59%	May 2029	$44,400	$44,400
Two Liberty Center mortgage loan	L+1.50%(5)	August 2024	62,085	62,085
Lakes at West Covina mortgage loan	SOFR+1.66%(6)	February 2025	25,604	25,604
Arbors of Las Colinas mortgage loan	SOFR+2.24%	January 2031	45,950	45,950
1110 Key Federal Hill mortgage loan	2.34%	October 2028	51,520	51,520
Domain mortgage loan	SOFR+1.50%	December 2026	48,700	48,700
DreamWorks Animation Studios mortgage loan	3.20%	March 2029	212,200	212,200
Briggs & Union mortgage loan	SOFR+1.75%	December 2027	80,000	80,000
Secured Multifamily Term Loan	SOFR+1.70%	March 2027	372,760	372,760
Secured Credit Facility (3)	SOFR+2.00%	January 2025	118,985	118,985
Affiliate Line of Credit(4)	SOFR+2.25%	November 2023	—	—
Total indebtedness			1,062,204	1,062,204
Less: deferred financing costs, net			(7,131)	(7,907)
Total indebtedness, net			$1,055,073	$1,054,297

(1)
The term “L” refers to the one-month US dollar-denominated LIBOR. As of March 31, 2023 and December 31, 2022, one-month LIBOR was equal to 4.86% and 4.39%, respectively. The term “SOFR” refers to the Secured Overnight Financing Rate. As of March 31, 2023 and December 31, 2022, SOFR was 4.87% and 4.30%, respectively.

(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
(3)
As of March 31, 2023 and December 31, 2022, borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain Single-Family Rentals.

(4)
Borrowings under the Affiliate Line of Credit (defined below) bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

(5)	Subsequent to March 31, 2023, the interest rate benchmark was converted from LIBOR to SOFR and the spread was adjusted from 1.50% to 1.60%.
(6)	In March 2023, the interest rate benchmark was converted from LIBOR to SOFR and the spread was adjusted from 1.55% to 1.66%.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of March 31, 2023 ($ in thousands):

Year	Amount
2023 (remaining)	$—
2024	62,427
2025	145,280
2026	50,121
2027	454,311
2028	53,125
Thereafter	296,940
Total	$1,062,204
The mortgage loans, Secured Multifamily Term Loan (defined below), and Secured Credit Facility (defined below) are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of March 31, 2023, the Company is in compliance with all of its loan covenants that could result in a default under such agreements. At Two Liberty Center, cash flows from the property are currently held in a restricted cash account due to a debt service coverage ratio requirement.
Mortgage Loans
During the three months ended March 31, 2023, the Company did not obtain financing or repay any mortgage loans related to its properties. During the year ended December 31, 2022, the Company obtained financing of $1.1 billion in mortgage loans related to its properties, which were subject to customary terms and conditions. During the year ended December 31, 2022, the Company repaid $730.6 million of mortgage loans.
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
As of March 31, 2023 and December 31, 2022, there were $119.0 million of outstanding borrowings on the Secured Credit Facility.
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the “Affiliate Line of Credit”), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The Affiliate Line of Credit had an initial maturity date of November 2, 2022, and has one-year extension options subject to the lender’s approval. Effective November 2, 2022, the maturity date was extended to November 2, 2023, and the interest rate benchmark was converted from LIBOR to SOFR. Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin. As of March 31, 2023 and December 31, 2022, there were no outstanding borrowings on the Affiliate Line of Credit.

10. Related Party Transactions
Advisory Agreement
Pursuant to the advisory agreement among the Adviser, the Operating Partnership and the Company (the “Advisory Agreement”), the Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV on its Class C, Class D, Class I, Class S and Class T shares of common stock (no management fee is paid on the Class E shares), payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock. To date, the Adviser has elected to receive the management fee in Class I and Class E shares of the Company’s common stock. During the three months ended March 31, 2023 and 2022, management fees earned by the Adviser were $3.7 million and $1.2 million, respectively.
During the three months ended March 31, 2023, the Company issued 277,140 unregistered Class I shares of common stock to the Adviser for the payment of management fees earned from December 2022 through February 2023. The Company also had an accrued payable of $1.2 million related to the management fee as of March 31, 2023, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During April 2023, the Advisor was issued 90,433 unregistered Class I shares as payment for the $1.2 million management fee accrued as of March 31, 2023.
The Adviser is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and Class T common shares (no performance fee is paid on the Class E common shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or units of the Operating Partnership.
During the three months ended March 31, 2023 and 2022, the Company recognized nil and $3.5 million, respectively, of performance fees in the Company’s Consolidated Statements of Operations. The performance fee for 2022 became payable on December 31, 2022, and in January 2023 the Company issued 481,598 shares of Class I common stock to the Adviser as payment for the 2022 performance fee.
Repurchase of Adviser Shares
During the three months ended March 31, 2023, the Company repurchased outside of its share repurchase plan 759,250 shares of Class I common stock from the Adviser for total consideration of $10.0 million. There were no shares repurchased from the Adviser during the three months ended March 31, 2022.
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
The Sub-Adviser earns management and performance fees pursuant to the terms of the Sub-Adviser Agreement. These fees are paid by the Adviser out of the management and performance fees by the Advisor; therefore, no management or performance fees related to the Sub-Advisory Agreements have been recognized in the Company’s Consolidated Statements of Operations.
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
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Class E units of the Operating Partnership (“OP Units”) in connection with its contribution of certain properties on November 2, 2021 (the “Brookfield Portfolio”). The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or OP Units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and OP Units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50.0 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and OP Units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause the Company to repurchase its shares and OP Units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of common stock or units of the Operating Partnership held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. During the three months ended March 31, 2023, the Company and the Operating Partnership did not repurchase any shares or OP Units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement.
Option Investments Purchase Agreement
On November 2, 2021, the Company and Oaktree entered into a purchase option agreement (the “Option Investments Purchase Agreement”) pursuant to which Oaktree will have the right to purchase the Operating Partnership’s entire interest in four properties (Anzio Apartments, Arbors of Las Colinas, Two Liberty Center, and Lakes at West Covina; collectively the “Equity Option Investments”) and five real estate-related loans and securities (IMC/AMC Bond Investment, 111 Montgomery, The Avery Senior Loan, The Avery Mezzanine Loan, and BX 2019 IMC G; collectively the “Debt Option Investments”). The 111 Montgomery loan was repaid in full by the borrower in November 2022 prior to the commencement of the option period. Pursuant to the Option Investments Purchase Agreement, Oaktree will have the right to purchase all of the Equity Option Investments or all of the Debt Option Investments, or both, subject to certain restrictions, for a period of twelve months following the earlier of (i) 18 months after November 2, 2021, the date of completion of the Adviser Transition, and (ii) the date on which the Company notifies Oaktree that it has issued in the aggregate $1.0 billion of the Company’s common stock to non-affiliates since November 2, 2021, at a price equal to the fair value of the Equity Option Investments and Debt Option Investments, as determined in connection with the Company’s most recently determined NAV immediately prior to the closing of such purchase. The twelve month option period commenced on May 2, 2023. Oaktree has not exercised its right to purchase the Equity Option Investments or Debt Option Investments.

Brookfield Investor Subscriptions
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
On April 3, 2023, the Brookfield Investor was issued 756,475 Class I shares in the Current Offering in exchange for $10.0 million. On May 1, 2023, the Brookfield Investor was issued 617,909 Class I shares in the Current Offering in exchange for $8.0 million. The Class I shares held by the Brookfield Investor in connection with the Brookfield Subscription Agreement and subsequent subscriptions are not subject to the Brookfield Repurchase Arrangement, but the Brookfield Investor may request the Company repurchase its shares, in whole or in part, subject to the terms and conditions of the Company’s share repurchase plan.
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
The Company also reimburses Brookfield Properties, Conrex and other Brookfield operating affiliates for operating personnel expenses, including, but not limited to, employees who provide on-site maintenance, leasing, administrative and operational support services. Such employees may be fully dedicated or a shared resource amongst other investments. Employees’ compensation and expenses continue to be an expense of the affiliate, and if they are a shared resource, the affiliate allocates such expense to the Company according to their policies and procedures. Personnel expenses may include IT costs, HR support (i.e. payroll and benefits), rent and office services, basic financial services (i.e., account receivables, bank account administration), professional development, travel, professional fees and similar expenses.
The following table summarizes the Company’s affiliate service provider expenses for the three months ended March 31, 2023 and 2022 ($ in thousands):

	March 31, 2023	March 31, 2022
Property management fees(1)	$718	$319
Single-family rental leasing, maintenance and turnover oversight fees(1)	89	42
Capitalized construction management fees(2)	14	10
Capitalized single-family rental renovation oversight fees(2)	22	40
Reimbursed personnel costs(3)	1,607	849
Total	$2,450	$1,260

(1)	Included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company’s Consolidated Balance Sheets.
(3)	$1.4 million included in Rental property operating expenses and $0.2 million included in General and administrative expenses on the Company's Consolidated Statements of Operations.
A Brookfield affiliate in Luxembourg provides company secretarial, accounting and administrative services to the Company’s unconsolidated non-U.S. investment. For the three months ended March 31, 2023 and 2022, the amounts incurred by the Company for these services at its ownership share were insignificant.

Captive Insurance Company
BPG Bermuda Insurance Limited (“BAM Insurance Captive”), an affiliate of Brookfield, provides property and liability insurance for certain of the Company’s properties. For the three months ended March 31, 2023 and 2022, the Company incurred $0.1 million and $0.0 million, respectively, for insurance premiums provided by BAM Insurance Captive.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), an affiliate of Brookfield, provides title insurance for certain of the Company’s properties. Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with the Company acquiring or financing its properties. For the three months ended March 31, 2023 and 2022, the Company incurred $0.0 million and $0.2 million, respectively, for title services provided by Horizon.
Due to Affiliates
The following table details the components of Due to affiliates as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Accrued stockholder servicing fee	$28,977	$29,477
Advanced organization and offering costs	11,594	12,002
Stock repurchase payable to the Adviser for management and performance fees	10,037	—
Accrued performance fee	—	6,566
Other(1)	1,961	2,118
Accrued management fee	1,195	1,239
Accrued affiliate service provider expenses	1,141	887
OP units distributions payable	6	5
Total	$54,911	$52,294

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.

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
	1,050,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock for the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31, 2023
	Class S	Class I	Class D	Class T(1)	Class C	Class E	Total
December 31, 2022	36,704	42,397	36	—	9,343	3,210	91,690
Common stock issued	1,594	1,696	69	—	264	—	3,623
Distribution reinvestment	242	408	—	—	—	113	763
Common stock repurchased	(1,605)	(2,352)	—	—	(208)	(4)	(4,169)
March 31, 2023	36,935	42,149	105	—	9,399	3,319	91,907
(1) As of March 31, 2023, no Class T shares had been issued.
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
The following table details the net distributions declared for each applicable class of common stock for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.5566	$0.5566	$0.5566	$—	$0.5566	$0.5566
Stockholder servicing fee per share of common stock	(0.0273)	—	(0.0081)	—	—	—
Management fee per share of common stock	(0.0416)	(0.0419)	(0.0416)	—	(0.0409)	—
Performance fee per share of common stock	(0.3353)	(0.3353)	(0.3353)	—	(0.3353)	—
Net distributions declared per share of common stock	$0.1524	$0.1794	$0.1716	$—	$0.1804	$0.5566

(1)	The Company did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the three months ended March 31, 2023.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. During the three months ended March 31, 2023 and 2022, $10.2 million and $2.6 million of distributions were reinvested for 764,245 and 206,882 shares of common stock, respectively.

Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purpose. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and carry a 12.5% annual dividend payable annually. As of March 31, 2023, there were $375,000 of preferred non-voting shares outstanding.
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
The following table summarizes the Redeemable non-controlling interest activity for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Balance at beginning of the year	$990	$200,086
Limited Partner cash contribution	—	38,000
Settlement of prior year performance participation allocation	—	2,346
GAAP net loss allocation	(8)	(975)
Distributions	(41)	(4,022)
Distributions reinvested	41	3,508
Fair value allocation	(7)	20,870
Ending balance	$974	$259,813
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
During the three months ended March 31, 2023, the Company repurchased 3,410,179 shares of common stock representing a total of $44.7 million. The Company satisfied all repurchase requests during the three months ended March 31, 2023.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
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
The following table details the components of operating lease income from leases in which the Company is the lessor for the periods set forth below ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed lease payments	$29,101	$20,253
Variable lease payments	1,372	1,407
Total rental revenues	$30,473	$21,660
The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, net lease, and office properties as of March 31, 2023. The table below excludes the Company’s multifamily and single-family rental properties as substantially all leases are shorter term in nature ($ in thousands):

Year	Future Minimum Rents
2023 (remaining)	$24,052
2024	29,425
2025	28,305
2026	25,508
2027	23,204
2028	22,080
Thereafter	120,786
Total	$273,360

14. Segment Reporting
As of March 31, 2023, the Company operates in six reportable segments: multifamily, office, logistics, single-family rental, net lease and real estate-related loans and securities. The Company continually evaluates the financial information used by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. During the year ended December 31, 2022, the Company made the following changes to its reportable segments based on the information used by the CODM: (1) single-family rentals (previously a component of alternatives) was established as a separate reportable segment; and (2) net lease was established as a new reportable segment, consisting of DreamWorks Animation Studios (previously a component of alternatives) and the Company’s unconsolidated investment in Principal Place (previously a component of investments in unconsolidated entities). Net lease consists of properties that are leased to a single tenant in which the tenant is generally responsible for all property-related expenses, including taxes, insurance, and maintenance. Comparative periods have been recast to reflect these changes.
The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the Company’s assets by segment ($ in thousands):

	March 31, 2023	December 31, 2022
Multifamily	$944,704	$944,453
Office	122,948	124,001
Logistics	110,511	112,019
Single-family rental	139,561	142,461
Net lease	417,983	426,789
Real estate-related loans and securities	305,377	332,654
Other (Corporate)	103,833	68,096
Total assets	$2,144,917	$2,150,473

The following table sets forth the financial results by segment for the three months ended March 31, 2023 ($ in thousands):

	Multifamily	Office	Logistics	Single-Family Rental	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$18,424	$2,991	$1,975	$2,251	$4,832	$—	$30,473
Other revenues	2,279	176	—	104	—	—	2,559
Total revenues	20,703	3,167	1,975	2,355	4,832	—	33,032

Expenses:
Rental property operating	7,885	1,499	760	997	587	—	11,728
Total expenses	7,885	1,499	760	997	587	—	11,728
Income from real estate-related loans and securities	—	—	—	—	—	6,363	6,363
Segment net operating income	$12,818	$1,668	$1,215	$1,358	$4,245	$6,363	$27,667

Realized loss on real estate investments							$(135)
Realized gain on financial instruments							102
Unrealized loss on investments							(4,643)
Depreciation and amortization							(12,804)
General and administrative expenses							(2,316)
Management fee							(3,679)
Interest expense							(13,932)
Net loss							$(9,740)
Net loss attributable to non-controlling interests in third party joint ventures							109
Net loss attributable to redeemable non-controlling interests							8
Net loss attributable to stockholders							$(9,623)

The following table sets forth the financial results by segment for the three months ended March 31, 2022 ($ in thousands):

	Multifamily	Office	Logistics	Single-Family Rental	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$12,164	$3,203	$1,299	$108	$4,886	$—	$21,660
Other revenues	1,693	180	—	20	—	—	1,893
Total revenues	13,857	3,383	1,299	128	4,886	—	23,553

Expenses:
Rental property operating	5,382	1,330	511	109	590	—	7,922
Total expenses	5,382	1,330	511	109	590	—	7,922
Income from real estate-related loans and securities	—	—	—	—	—	1,071	1,071
Segment net operating income	$8,475	$2,053	$788	$19	$4,296	$1,071	$16,702

Realized gain on real estate investments							$669
Unrealized gain on investments							6,791
Depreciation and amortization							(13,195)
General and administrative expenses							(1,991)
Management fee							(1,196)
Performance fee							(3,513)
Interest expense							(6,724)
Net loss							$(2,457)
Net income attributable to non-controlling interests in third party joint ventures							(6)
Net loss attributable to redeemable non-controlling interests							975
Net loss attributable to stockholders							$(1,488)

15. Subsequent Events
The Company has evaluated events from March 31, 2023 through the date the financial statements were issued and determined that no events have occurred that require additional disclosure.

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
Forward-Looking Statements
Statements contained in this Form 10-Q that are not historical facts are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and under Part II, Item 1A. Risk Factors in this Form 10-Q and elsewhere in this Form 10-Q, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.
Overview
We are a Maryland corporation formed on July 27, 2017 to invest in commercial real estate assets. We seek to invest in well- located, high quality real estate properties that generate strong current cash flow and could further appreciate in value through our proactive, best-in-class asset management strategies. Our real estate-related debt strategy seeks to achieve high current income and superior risk-adjusted returns, as well as provide a source of liquidity.
We are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Ltd. (together with its affiliates, “Brookfield”). We are structured as an umbrella partnership real estate investment trust, which means that we own substantially all of our assets through our operating partnership, Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”), of which we are the sole general partner.
On April 30, 2018, the Securities and Exchange Commission (the “SEC”), declared effective our registration statement on Form S-11 (File No. 333-223022) for our initial public offering of up to $2.0 billion in shares of our common stock (the “Initial Public Offering”). On November 2, 2021, the SEC declared effective our registration statement on Form S-11 (File No. 333-255557) for our follow-on public offering of up to $7.5 billion in shares of our common stock consisting of up to $6.0 billion in shares of common stock in our primary offering and up to $1.5 billion in shares of common stock pursuant to our distribution reinvestment plan, in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock (the “Follow-On Public Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The Initial Public Offering terminated upon the commencement of the Follow-On Public Offering.
In addition to the Follow-On Public Offering, we are conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. We are also offering Class E shares to Brookfield and certain of its affiliates in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D thereunder.
We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019, and we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of March 31, 2023, we owned and operated 19 investments in real estate and held investments in one unconsolidated real estate interest, three real estate-related loans, and 79 short-term real estate-related debt securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties, real estate-related loans or real estate-related securities.

Q1 2023 Highlights

Operating and Capital Raising Results:
•Year-to-date total returns through March 31, 2023, excluding upfront selling commissions, were -1.98% for Class S shares, -1.77% for Class I shares and -0.73% for Class D shares. Total return is calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares. As of March 31, 2023, no Class T shares of common stock had been issued.
•Annualized total returns from inception through March 31, 2023, excluding upfront selling commissions, were 12.20% for Class S, 13.33% for Class I, and -1.32% for Class D shares. Since inception returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued.
•Raised $38.3 million of gross proceeds from the sale of our common stock through public and private offerings during the three months ended March 31, 2023.
•In March 2023, declared net distributions per share of $0.0504 for Class S shares, $0.0598 for Class I shares and $0.0570 for Class D shares, resulting in annualized distribution rates of 4.61% for Class S shares, 5.43% for Class I shares and 5.18% for Class D shares as of March 31, 2023.
•Reinvested distributions of $10.2 million during the three months ended March 31, 2023.
Investing and Financing Activity:
•In January 2023, entered into an interest rate swap agreement related to the Secured Multifamily Term Loan. The interest rate swap has a notional amount of $250.0 million and a SOFR strike rate of 2.65%.
•As of March 31, 2023, our leverage ratio was 44.0%. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. There is no indebtedness on our real estate-related debt investments.

Current Portfolio:
•Our portfolio as of March 31, 2023 based on fair value consisted of 83% real estate properties, 13% real estate-related loans and securities, and 4% cash, cash equivalents, and short-term U.S. Treasuries.
•Our real estate properties as of March 31, 2023 based on fair value consisted of multifamily (56%), net lease (26%), office (6%), logistics (5%) and single-family rental (7%).
•As of March 31, 2023, our real estate-related loans and securities consisted of 82 investments with an aggregate fair value of $305.3 million.

Portfolio

Investments in Real Estate
The following table provides information regarding our portfolio of real estate properties as of March 31, 2023:

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Multifamily	April 2019	90%	$59.2	448	94%
Arbors of Las Colinas	Dallas, TX	Multifamily	December 2020	90%	63.5	408	96%
1110 Key Federal Hill	Baltimore, MD	Multifamily	September 2021	100%	73.6	224	96%
Domain	Orlando, FL	Multifamily	November 2021	100%	74.1	324	94%
The Burnham	Nashville, TN	Multifamily	November 2021	100%	129.0	328	94%
Flats on Front	Wilmington, NC	Multifamily	December 2021	100%	97.5	273	96%
Verso Apartments	Beaverton, OR	Multifamily	December 2021	100%	74.0	172	98%
2626 South Side Flats	Pittsburgh, PA	Multifamily	January 2022	100%	90.0	264	92%
The Parker	Alexandria, VA	Multifamily	March 2022	100%	136.0	360	97%
Briggs & Union	Mount Laurel, NJ	Multifamily	April 2022	100%	158.0	490	97%
Principal Place(5)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Two Liberty Center	Arlington, VA	Office	August 2019	97%	91.2	179,000	90%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	92%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	82%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
Single-Family Rentals	Various	Single-Family Rental	Various	100%	128.5	486	95%
Total					$1,751.0

(1)	Investments in real estate properties includes our consolidated property investments and our unconsolidated investment in Principal Place.
(2)	The joint venture agreements entered into by us (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(3)	Purchase price is presented in millions and excludes acquisition costs.
(4)
For multifamily investments, occupancy represents the percentage of all leased units divided by the total available units as of the date indicated. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of the date indicated.

(5)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.

Investments in Real Estate-Related Loans and Securities
The following table details our investments in real estate-related loans as of March 31, 2023 ($ in thousands):

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000	$(57)	$24,943
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023(3)	Principal due at maturity(4)	6,315	—	6,315
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023(3)	Principal due at maturity(4)	1,529	—	1,529
Total					$32,844	$(57)	$32,787

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of March 31, 2023, one-month LIBOR was equal to 4.86%.
(2)	Our investment is held through a membership interest in an entity which aggregates our interest with interests held by other funds managed by the Sub-Adviser. We have been allocated our proportionate share of the loan based on our membership interest in the aggregating entity.
(3)	The Sub-Adviser is negotiating a loan modification with the borrower.
(4)	The loan agreement requires mandatory prepayments simultaneous with the closing of the sale of any condominium unit.

The following table details our investments in real estate-related securities as of March 31, 2023 ($ in thousands):

Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	32	L+3.54%	September 2025	$158,981	$151,314	$151,340
CMBS - fixed	7	4.73%	September 2024	54,458	49,722	49,729
RMBS - floating	12	L+2.25%	December 2024	27,483	27,098	27,269
RMBS - fixed	28	4.83%	June 2026	46,463	45,158	44,252
Total	79	7.00%	August 2025	$287,385	$273,292	$272,590

(1)	The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR and Secured Overnight Financing Rate (“SOFR”), as applicable to each security and loan. As of March 31, 2023, one-month LIBOR was equal to 4.86%. As of March 31, 2023, SOFR was equal to 4.87%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.

Lease Expirations
The following table details the expiring leases at our consolidated office, logistics, and net lease properties by annualized base rent and square footage as of March 31, 2023 ($ and square feet data in thousands). The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023 (remaining)	9	$3,603	11%	74	5%
2024	6	504	2%	53	3%
2025	16	3,293	10%	111	7%
2026	8	2,794	9%	94	6%
2027	3	963	3%	55	3%
2028	9	1,770	5%	49	3%
2029	4	1,762	5%	140	9%
2030	3	553	2%	54	3%
2031	—	—	—%	—	—%
2032	1	1,319	4%	211	13%
Thereafter	3	16,303	49%	763	48%
Total	62	$32,864	100%	1,604	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$
Revenues
Rental revenues	$30,473	$21,660	$8,813
Other revenues	2,559	1,893	666
Total revenues	33,032	23,553	9,479
Expenses
Rental property operating	11,728	7,922	3,806
General and administrative	2,316	1,991	325
Management fee	3,679	1,196	2,483
Performance fee	—	3,513	(3,513)
Depreciation and amortization	12,804	13,195	(391)
Total expenses	30,527	27,817	2,710
Other (expense) income
Income from real estate-related loans and securities	6,363	1,071	5,292
Interest expense	(13,932)	(6,724)	(7,208)
Realized (loss) gain on real estate investments, net	(135)	669	(804)
Realized gain on financial instruments	102	—	102
Unrealized (loss) gain on investments, net	(4,643)	6,791	(11,434)
Total other (expense) income	(12,245)	1,807	(14,052)
Net loss	$(9,740)	$(2,457)	$(7,283)
Net loss (income) attributable to non-controlling interests in third party joint ventures	109	(6)	115
Net income attributable to non-controlling interests - preferred stockholders	—	—	—
Net loss attributable to redeemable non-controlling interests	8	975	(967)
Net loss attributable to Brookfield REIT stockholders	$(9,623)	$(1,488)	$(8,135)
Per common share data:
Net loss per share of common stock - basic and diluted	(0.10)	$(0.05)	$(0.05)
Weighted average number of shares outstanding - basic and diluted	94,009	31,696	62,313
Revenues
Revenues primarily consist of base rent arising from tenant leases at our multifamily, net lease, office, logistics and single-family rental properties. During the three months ended March 31, 2023, revenues increased $9.5 million to $33.0 million compared to the three months ended March 31, 2022. The increase was primarily due to increased rental revenue from our multifamily and single-family rental properties due to property acquisitions and increasing rental rates. The components of revenue during these periods are as follows ($ in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$
Rental revenue	$28,518	$19,760	$8,758
Tenant reimbursements	1,955	1,900	55
Ancillary income and fees	2,559	1,893	666
Total revenue	$33,032	$23,553	$9,479

Rental Property Operating Expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. During the three months ended March 31, 2023, rental property operating expenses increased $3.8 million to $11.7 million compared to the three months ended March 31, 2022. The increase was primarily due to the acquisitions of properties during 2022.

General and Administrative Expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the three months ended March 31, 2023, general and administrative expenses increased $0.3 million to $2.3 million compared to the three months ended March 31, 2022.
Management Fee
Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the three months ended March 31, 2023, management fees increased $2.5 million to $3.7 million compared to the three months ended March 31, 2022. Management fees are calculated based on our aggregate NAV of Class S, Class I, Class T, Class D, and Class C shares (no management fees are paid on Class E shares) and are paid monthly. The increase in the current period was due to the growth of our NAV of Class S, Class I, Class D and Class C shares, which increased by $722.1 million from March 31, 2022 to March 31, 2023 primarily due to the issuance of new shares.
Performance Fee
Performance fees relate to amounts payable to the Adviser based on the total return for the period, subject to a minimum return hurdle. Total return is defined as distributions paid or accrued plus the change in NAV, adjusted for subscriptions and repurchases. The performance fee is accrued monthly and becomes payable at the end of each calendar year. There was no performance fee accrued during the three months ended March 31, 2023 due to the total return not exceeding the hurdle. During the three months ended March 31, 2022, the accrued performance fee was $3.5 million due to the higher total return in the prior year.
Depreciation and Amortization
During the three months ended March 31, 2023, depreciation and amortization decreased $0.4 million to $12.8 million compared to the three months ended March 31, 2022.
Income from Real Estate-Related Loans and Securities
During the three months ended March 31, 2023, interest income from real estate-related loans and securities increased $5.3 million to $6.4 million compared to the three months ended March 31, 2022. The increase in interest income is due to significant acquisition activity of real estate-related securities over the course of the last twelve months. As of March 31, 2023, we owned 82 positions in real estate-related loans and securities, compared to seven positions as of March 31, 2022. As of March 31, 2023, our investments in real estate-related securities had a weighted average coupon of 7.00%.
Interest Expense
Interest expense is primarily related to interest payable on our mortgage loans, secured term loan, secured credit facility and affiliate line of credit. Interest expense increased $7.2 million to $13.9 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to the impact of rising interest rates on our variable rate debt and additional indebtedness due to acquisitions.
Realized (Loss) Gain on Real Estate Investments, Net
Realized (loss) gain on real estate investments is related to the gains and losses recognized upon disposition of our investments in real estate and real estate-related loans and securities. During the three months ended March 31, 2023, we sold eight real estate-related securities for aggregate gross proceeds of $58.3 million resulting in a realized loss of $0.1 million, compared to the sale of one real estate related security for aggregate gross proceeds of $3.1 million resulting in a realized gain of $0.7 million during the three months ended March 31, 2022.
Realized Gain on Financial Instruments
Realized gains on financial instruments consist of foreign currency swap settlements related to our unconsolidated non-U.S. investment in Principal Place. For the three months ended March 31, 2023 we had realized gains on financial instruments of $0.1 million due to decreases in the GBP to USD exchange rate. We had no realized gain or loss on financial instruments during the three months ended March 31, 2022.
Unrealized (Loss) Gain on Investments, Net
Unrealized (loss) gain on investments, net consist of changes in the fair value of our investments in real estate-related securities and investments in unconsolidated entities. During the three months ended March 31, 2023, we recognized unrealized losses of $4.6 million, compared to unrealized gains of $6.8 million during the three months ended March 31, 2022. The unrealized loss during the current period was primarily attributable to a decrease in the fair value of our unconsolidated investment and derivative instruments.

Net Loss Attributable to Redeemable Non-Controlling Interests
Net loss attributable to redeemable non-controlling interests was nil for the three months ended March 31, 2023 as compared to Net income attributable to redeemable non-controlling interests of $1.0 million for the three months ended March 31, 2022. The loss or income allocable to redeemable non-controlling interests is related to interests held in the Operating Partnership by parties other than us.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended March 31, 2023, our Total Operating Expenses did not exceed the 2%/25% Limitation.
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
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $406.9 million of liquidity as of March 31, 2023, consisting of $37.1 million of unrestricted cash and cash equivalents, $63.8 million of short-term U.S. Treasury Bonds, $181.0 million of undrawn available capacity on our Secured Credit Facility and $125.0 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-related securities, which were $272.6 million as of March 31, 2023.
Our portfolio remains conservatively leveraged at 44.0% as of March 31, 2023, and we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the three months ended March 31, 2023, we received $38.3 million of proceeds from the sale of shares of our common stock, including proceeds from our private offerings. In addition, during the three months ended March 31, 2023, we repurchased $44.7 million in shares of our common stock under our share repurchase plan.
The following table is a summary of our indebtedness as of March 31, 2023 ($ in thousands):

Indebtedness	Interest Rate(1)	Maturity Date(2)	Maximum Facility Size	Principal Balance Outstanding
Anzio Apartments mortgage loan	L+1.59%	May 2029		$44,400
Two Liberty Center mortgage loan	L+1.50%(6)	August 2024		62,085
Lakes at West Covina mortgage loan	SOFR+1.66%(7)	February 2025		25,604
Arbors of Las Colinas mortgage loan	SOFR+2.24%	January 2031		45,950
1110 Key Federal Hill mortgage loan	2.34%	October 2028		51,520
Domain mortgage loan	SOFR+1.50%	December 2026		48,700
DreamWorks Animation Studios mortgage loan	3.20%	March 2029		212,200
Briggs & Union mortgage loan	SOFR+1.75%	December 2027		80,000
Secured Multifamily Term Loan(3)	SOFR+1.70%	March 2027		372,760
Secured Credit Facility(4)	SOFR+2.00%	January 2025	$300,000	118,985
Affiliate Line of Credit(5)	SOFR+2.25%	November 2023	$125,000	—
Total Indebtedness				$1,062,204

(1)
The term “L” refers to the one-month US dollar-denominated LIBOR. As of March 31, 2023, one-month LIBOR was equal to 4.86%. The term “SOFR” refers to the Secured Overnight Financing Rate. As of March 31, 2023, SOFR was 4.87%.

(2)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.
(3)
As of March 31, 2023, borrowings on the Secured Multifamily Term Loan are secured by The Burnham, Flats on Front, Verso Apartments, 2626 South Side Flats and The Parker. The Secured Multifamily Term Loan matures on March 21, 2025, and has two one-year extension options to March 2026 and 2027, subject to certain conditions.

(4)
As of March 31, 2023, borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain Single-Family Rentals.

(5)	Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to us or our subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.
(6)	Subsequent to March 31, 2023, the interest rate benchmark was converted from LIBOR to SOFR and the spread was adjusted from 1.50% to 1.60%.
(7)	In March 2023, the interest rate benchmark was converted from LIBOR to SOFR and the spread was adjusted from 1.55% to 1.66%.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Cash flows provided by operating activities	$1,724	$10,457
Cash flows used in investing activities	(23,060)	(278,621)
Cash provided by financing activities	2,513	303,021
Net change in cash and cash equivalents and restricted cash	$(18,823)	$34,857

Cash flows provided by operating activities decreased $8.7 million during the three months ended March 31, 2023 compared to the corresponding period in 2022. The decrease is primarily due to $8.5 million of upfront derivative acquisition costs in the current period, which are deferred and amortized to net income over the term of the instrument. Excluding these costs, cash flows from operating activities were $10.2 million during the current period, representing a slight decrease from the corresponding period in 2022 due to increased operating cash flows from our investments in real estate and real estate-related securities offset by an increase in interest expense.
Cash flows used in investing activities decreased $255.6 million for the three months ended March 31, 2023 compared to the corresponding period in 2022. The decrease is primarily due to $308.0 million of real estate acquisitions in the prior period compared to $1.7 million of real estate acquisitions in the current period, which was partially offset by a $28.8 million decrease in proceeds from the sale of preferred membership interests and a net increase in acquisitions related to real estate-related securities and trading securities of $26.0 million.
Cash flows provided by financing activities decreased $300.5 million for the three months ended March 31, 2023 compared to the corresponding period in 2022. The decrease is due to a $163.6 million decrease in borrowings, net of repayments, a $42.2 million decrease in proceeds from the issuance of common stock, a $38.0 million decrease in proceeds received from the issuance of OP Units, a $29.7 million decrease in subscriptions received in advance, and a $24.3 million increase in repurchases of common stock.

Net Asset Value
Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities and will likely differ from the book value of our equity reflected in our financial statements. The purchase and repurchase price per share for each class of our common stock is the then-current transaction price, which generally equals our prior month’s NAV per share, as determined monthly, plus, for purchases only, applicable selling commissions and dealer manager fees.
For more information on the calculation of our NAV and the valuation method used, please refer to Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of March 31, 2023 ($ and shares/units in thousands):

Components of NAV	March 31, 2023
Investments in real estate	$1,788,016
Investments in real estate-related loans and securities	305,304
Investments in unconsolidated entities	76,531
Cash and cash equivalents	37,107
Restricted cash	24,069
Other assets	87,088
Debt obligations	(1,036,239)
Accrued stockholder servicing fees(1)	(363)
Management fee payable	(1,195)
Dividend payable	(5,353)
Subscriptions received in advance	(13,553)
Other liabilities	(55,571)
Non-controlling interests in joint ventures	(21,035)
Net asset value	$1,184,806
Number of shares/units outstanding	91,981

(1)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of March 31, 2023, we have accrued under GAAP approximately $29.0 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2023 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party Operating Partnership Units(2)	Total
Net asset value	$474,922	$545,696	$1,355	$—	$118,970	$42,889	$974	$1,184,806
Number of shares/units outstanding	36,935	42,148	105	—	9,399	3,319	75	91,981
NAV Per Share/Unit as of March 31, 2023	$12.8583	$12.9469	$12.9538	$—	$12.6584	$12.9215	$12.9215

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes the units of the Operating Partnership held by parties other than us.

As of March 31, 2023, no Class T shares had been issued.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2023 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.7%	5.2%
Net Lease	6.1%	4.4%
Office	8.3%	6.8%
Logistics	6.5%	5.4%
Single-Family Rental	6.6%	5.4%

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Net Lease Investment Values	Office Investment Values	Logistics Investment Values	Single-Family Rental Investment Values
Discount Rate	.25% Decrease	2.1%	2.0%	2.1%	1.9%	2.4%
(weighted average)	.25% Increase	(1.8)%	(2.2)%	(2.1)%	(1.9)%	(1.6)%
Exit Capitalization Rate	.25% Decrease	3.3%	4.0%	2.4%	3.2%	3.2%
(weighted average)	.25% Increase	(2.8)%	(3.6)%	(2.2)%	(3.0)%	(2.4)%

The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines.

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2023
Stockholders’ equity under U.S. GAAP	$939,954
Redeemable non-controlling interest	974
Total partners’ capital of Operating Partnership under GAAP	940,928
Adjustments:
Accrued stockholder servicing fee	28,614
Deferred rent	(4,550)
Advanced organizational and offering costs	11,912
Unrealized net real estate appreciation	103,031
Accumulated amortization of discount	(57)
Accumulated depreciation and amortization	104,928
NAV	$1,184,806

The following details the adjustments to reconcile stockholders’ equity under GAAP to our NAV:
•Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold such share. Refer to Note 2 — “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of calculating NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.

•Deferred rent represents straight-line rental revenue recorded under GAAP. For purposes of calculating NAV, deferred rental revenues are excluded.
•The Adviser and its affiliates agreed to advance organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 5, 2023, subject to the following reimbursement terms: (1) we have been and will continue reimbursing the Adviser for all such advanced expenses paid through July 5, 2022 ratably over the 60 months following July 6, 2022; and (2) we will reimburse the Adviser for all such advanced expenses paid from July 6, 2022 through July 5, 2023 ratably over the 60 months following July 6, 2023. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For purposes of calculating NAV, such costs are recognized as a reduction to NAV as they are reimbursed to the Adviser.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders and redeemable non-controlling interests. We believe it is meaningful to include redeemable non-controlling interests since it is a component of our NAV ($ in thousands):

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Net loss attributable to REIT shareholders including Redeemable non-controlling interest	$(9,631)	$(2,463)
Adjustments to arrive at FFO:
Depreciation and amortization	12,804	13,195
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(199)	(82)
FFO attributable to stockholders and redeemable non-controlling interests	$2,974	$10,650
Adjustments to arrive at AFFO:
Straight-line rental income	$(419)	$(657)
Amortization of above and below market leases and lease inducements	(269)	270
Amortization of deferred financing costs	866	773
Amortization of mortgage premium/discount	(21)	(21)
Amortization of restricted stock awards	81	81
Unrealized (loss) gain on investments(1)	4,643	(6,791)
Non-cash performance fee	—	3,513
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(10)	(3)
AFFO attributable to stockholders and redeemable non-controlling interests	7,845	7,815
Adjustments to arrive at FAD:
Realized (loss) gain on investments in real estate loans and securities	135	(669)
Non-cash management fee	3,679	1,196
Stockholder servicing fees	(1,056)	(585)
FAD attributable to stockholders and redeemable non-controlling interests	$10,603	$7,757

(1)
Unrealized loss (gain) on investments relates to mark-to-market changes on our investments in real estate-related securities, derivative contracts, and unconsolidated joint venture reported at fair value. Unrealized (gain) loss on investments includes $1.0 million and $1.1 million of net operating income less interest expense attributable to our share in the unconsolidated joint venture reported at fair value for the three months ended March 31, 2023 and 2022, respectively.

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
Each class of our common stock receives the same aggregate gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fees, management fees and performance fees, which are class-specific expenses and deducted from the monthly distribution per share.
The following table details the aggregate net distributions declared for each class of common stock for the three months ended March 31, 2023:

	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.5566	$0.5566	$0.5566	$—	$0.5566	$0.5566
Stockholder servicing fee per share of common stock	(0.0273)	—	(0.0081)	—	—	—
Management fee per share of common stock	(0.0416)	(0.0419)	(0.0416)	—	(0.0409)	—
Performance fee per share of common stock	(0.3353)	(0.3353)	(0.3353)	—	(0.3353)	—
Net distributions declared per share of common stock	$0.1524	$0.1794	$0.1716	$—	$0.1804	$0.5566

(1)	We did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the three months ended March 31, 2023.

The following tables summarize our distributions declared during the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$6,823	40%	$2,226	46%
Reinvested in shares	10,257	60%	2,575	54%
Total distributions	$17,080	100%	$4,801	100%

Sources of Distributions
Cash flows from operating activities in current period(1)	$1,724	10%	$4,801	100%
Cash flows from operating activities in prior periods	15,356	90%	—	—
Total sources of distributions	$17,080	100%	$4,801	100%

Cash flows from operating activities(1)	$1,724		$10,457
Funds from Operations(2)	$2,974		$10,650
Adjusted Funds from Operations(2)	$7,845		$7,815
Funds Available for Distribution(2)	$10,603		$7,757

(1)	See “Cash Flows” above for a description of our cash flows from operating activities for the three months ended March 31, 2023.
(2)
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
Refer to Note 2 — “Summary of Significant Accounting Policies” to our financial statements in this Quarterly Report on Form 10-Q for a summary of our critical accounting policies.
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
Upon acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities. The most significant portion of the allocation is to building and land and requires the use of market based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.
We also consider an allocation of the purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. For acquired in-place leases, above- and below-

market lease values are recorded at their fair values (using a discount rate that reflects the risks associated with the lease acquired) equal to the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.
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
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2023, the outstanding principal balance of our variable rate indebtedness was $798.5 million.
Certain of our mortgage loans and other indebtedness are variable rate and are indexed to the U.S. Dollar denominated LIBOR and the U.S. Dollar denominated SOFR (collectively, the “Reference Rates”). For the three months ended March 31, 2023, a 10% increase in the Reference Rates would have resulted in increased interest expense of $0.4 million. We have executed interest rate swaps and caps with a notional amount of $454.2 million as of March 31, 2023 to hedge the risk of increasing interest rates.
Investments in Real Estate-Related Loans and Securities
As of March 31, 2023, we held $305.4 million of investments in real estate-related loans and securities. Certain of our investments are floating rate and indexed to the Reference Rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three months ended March 31, 2023, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.3 million.
We may also be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of March 31, 2023, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $30.5 million.

Foreign Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar (“USD”). We seek to manage or mitigate our exposure to the effects of currency changes by entering into derivative financial instruments to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, changes in the timing or amount of foreign currency denominated cash flows from our non-U.S. investments. As of March 31, 2023, we have one foreign currency derivative with a notional hedged amount of £66.4 million GBP.
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
LIBOR Transition
In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced its intention to cease sustaining LIBOR by the end of 2021. The ICE Benchmark Administration (the “IBA”), which is supervised by the FCA, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021, and the remaining USD LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) will end immediately following their publication on June 30, 2023. On April 3, 2023, the FCA announced that it will compel the IBA to publish an unrepresentative synthetic USD LIBOR through September 30, 2024 for use in legacy contracts. We are assessing the impact of the transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
During the three months ended March 31, 2023, we sold equity securities that were not registered under the Securities Act. As described in Note 10 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the Adviser is entitled to an management fee payable monthly in cash or shares of common stock, in each case at the Adviser’s election. For the three months ended March 31, 2023, the Adviser elected to receive its management fees in Class I shares and we issued 186,269 unregistered Class I shares to the Adviser in satisfaction of the January 2023 and February 2023 management fees of $2.5 million. Additionally, we issued 90,433 unregistered Class I shares to the Adviser in April 2023 in satisfaction of the March 2023 management fee of $1.2 million. These shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Adviser was made pursuant to Section 4(a)(2) of the Securities Act.
As described in Note 10 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the Adviser is entitled to an annual performance fee payable at the end of each calendar year in cash, shares of common stock, or OP Units, in each case at the Adviser’s election. The Adviser elected to receive its 2022 performance fee in Class I shares, and in January 2023 we issued 481,598 unregistered Class I shares to the Adviser in satisfaction of the 2022 performance fee of $6.6 million. These shares were issued at the applicable NAV per share at the end of the year for which the fee was earned. Each issuance to the Adviser was made pursuant to Section 4(a)(2) of the Securities Act.
We have also sold Class I and Class C shares in private offerings to feeder vehicles that offer interests in such feeder vehicles to non-U.S. persons. These shares were issued at the applicable NAV per share on the date the shares were sold. The offer and sale of Class I and Class C shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. The following tables detail the unregistered Class I and Class C shares sold to feeder vehicles during the three months ended March 31, 2023, including unregistered shares issued pursuant to our distribution reinvestment plan.

Date of Unregistered Sale	Number of Class I Common Shares Issued to Feeder Vehicles	Consideration
January 17, 2023	38,029	$508,082
February 14, 2023	40,853	$543,429
March 17, 2023	58,678	$775,687

Date of Unregistered Sale	Number of Class C Common Shares Issued to Feeder Vehicles	Consideration
March 1, 2023	263,082	$3,421,376
We have also sold Class E shares to Brookfield and its affiliates and certain of Brookfield’s and Oaktree’s employees in one or more private offerings. These shares were issued at the applicable NAV per share on the date the shares were sold. The offer and sale of Class E shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2). The following table details the unregistered Class E shares sold during the three months ended March 31, 2023.

Date of Unregistered Sale	Number of Class E Common Shares Issued	Consideration
January 3, 2023	14,705	$205,616
January 27, 2023	68,238	$910,148
February 1, 2023	15,439	$205,917
March 1, 2023	15,511	$205,893
For the three months ended March 31, 2023, we issued 291,107 unregistered Class I shares to the Adviser and to the Brookfield Investor for aggregate consideration of $3.9 million pursuant to our distribution reinvestment plan. Each issuance to the Adviser and the Brookfield Investor was made pursuant to Section 4(a)(2) of the Securities Act.

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
The total amount of aggregate repurchases of our common stock (excluding any Early Repurchase Deduction) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding quarter).
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
Pursuant to the Brookfield Repurchase Arrangement, we and the Operating Partnership will offer to repurchase shares of common stock or OP Units, as applicable, from the Brookfield Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and OP Units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and OP units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) the date that is the third anniversary of the date of the prospectus for the Follow-On Public Offering. Following such date, the Brookfield Investor may cause us to repurchase its shares and OP Units (above the $50 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Follow-On Public Offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of our common stock or OP Units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. Shares of our common stock or OP Units held by the Brookfield Investor that were not issued as consideration for the contribution of the Brookfield Portfolio are not subject to the Brookfield Repurchase Arrangement, but may be redeemed, in whole or in part, for cash upon the request of the Brookfield Investor, subject to the limitations of our share purchase plan. For the three months ended March 31, 2023, the Company and the Operating Partnership did not repurchase any shares or OP Units as part of the Brookfield Repurchase Arrangement.
During the three months ended March 31, 2023, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding(2)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
January 2023	575,414	0.61%	$13.1873	575,414	—
February 2023	963,600	1.02%	$13.0737	963,600	—
March 2023(4)	2,630,415	2.78%	$13.1231	1,871,166	—
Total	4,169,429			3,410,180

(1)	Repurchases are limited under the share repurchase plan as described above.
(2)	Includes shares repurchased outside of the share repurchase plan.
(3)	All repurchase requests under our share repurchase plan were satisfied during the period.
(4)
Includes 759,250 Class I shares repurchased from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management and performance fees.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS

Exhibit Number	Description

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on March 13, 2023 and incorporated herein by reference)

10.1	Independent Director Compensation Policy (filed as Exhibit 4.2 to the Registrant's Current report on Form 8-K on March 13, 2023 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
*	Filed herewith.
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

Brookfield Real Estate Income Trust Inc.

May 12, 2023	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer
(Principal Executive Officer)

May 12, 2023	/s/ Dana E. Petitto
Date	Dana E. Petitto
Chief Financial Officer
(Principal Financial Officer)

May 12, 2023	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Accounting Officer
(Principal Accounting Officer)