Form 10-Q
period 2023-06-30
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2023-08-11
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock as of July 31, 2023 was 91,340,640, consisting of 42,365,367 Class I shares, par value $0.01 per share, 35,580,404 Class S shares, par value $0.01 per share, 144,102 Class D shares, par value $0.01 per share, 9,856,197 Class C shares, no par value per share, and 3,394,570 Class E shares, no par value per share.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	June 30, 2023	December 31, 2022
Assets
Investments in real estate, net	$1,562,729	$1,580,964
Investments in real estate-related loans and securities, net	309,416	332,654
Investments in unconsolidated entities	79,600	80,591
Intangible assets, net	43,544	44,695
Cash and cash equivalents	49,561	61,824
Restricted cash	16,369	18,175
Accounts and other receivables, net	9,284	8,382
Other assets	49,272	23,188
Total Assets	$2,119,775	$2,150,473
Liabilities and Equity
Mortgage loans, secured term loan and secured credit facility, net	$1,055,862	$1,054,297
Due to affiliates	48,570	52,294
Intangible liabilities, net	26,801	27,475
Accounts payable, accrued expenses and other liabilities	51,300	39,591
Subscriptions received in advance	3,804	8,166
Total Liabilities	1,186,337	1,181,823
Commitments and contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	961	990
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 36,391 and 36,704 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	364	367
Common stock - Class I shares, $0.01 par value per share, 250,000 shares authorized; 42,330 and 42,397 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	423	424
Common stock - Class T shares, $0.01 par value per share, 225,000 shares authorized; no shares issued nor outstanding as of June 30, 2023 and December 31, 2022.	—	—
Common stock - Class D shares, $0.01 par value per share, 100,000 shares authorized; 131 and 36 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	1	—
Common stock - Class C shares, no par value per share, 100,000 shares authorized; 9,856 and 9,343 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	94	94
Common stock - Class E shares, no par value per share, 100,000 shares authorized; 3,378 and 3,210 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,069,535	1,063,038
Accumulated deficit	(142,442)	(100,709)
Total Stockholders’ Equity	927,975	963,214
Non-controlling interests attributable to third party joint ventures	4,127	4,071
Non-controlling interests attributable to preferred stockholders	375	375
Total Equity	932,477	967,660
Total Liabilities and Stockholders’ Equity	$2,119,775	$2,150,473

See accompanying notes to consolidated financial statements.

The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary ($ in thousands).

	June 30, 2023	December 31, 2022
Assets
Investments in real estate, net	$220,440	$223,810
Intangible assets, net	6,130	5,724
Cash and cash equivalents	1,987	2,243
Restricted cash	10,234	7,849
Accounts and other receivables, net	3,147	3,652
Other assets	3,676	655
Total Assets	$245,614	$243,933

Liabilities
Mortgage loans, net	$177,455	$177,354
Intangible liabilities, net	22	25
Accounts payable, accrued expenses and other liabilities	5,512	4,755
Total Liabilities	$182,989	$182,134

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental revenues	$33,502	$27,038	$63,975	$48,698
Other revenues	3,646	2,755	6,205	4,648
Total revenues	37,148	29,793	70,180	53,346
Expenses
Rental property operating	14,880	9,659	26,608	17,582
General and administrative	2,229	2,484	4,545	4,474
Management fee	3,579	2,096	7,257	3,293
Performance fee	—	4,718	—	8,231
Depreciation and amortization	12,765	15,348	25,569	28,543
Total expenses	33,453	34,305	63,979	62,123
Other (expense) income
Income from real estate-related loans and securities	5,149	1,418	11,512	2,489
Interest expense	(14,498)	(8,050)	(28,430)	(14,773)
Realized gain on real estate investments, net	639	—	504	669
Realized gain on financial instruments	4	7,094	105	7,094
Unrealized gain (loss) on investments, net	6,210	(7,799)	1,567	(1,008)
Total other (expense) income	(2,496)	(7,337)	(14,742)	(5,529)
Net income (loss)	$1,199	$(11,849)	$(8,541)	$(14,306)
Net (income) loss attributable to non-controlling interests in third party joint ventures	$(67)	$29	$42	$23
Net income attributable to non-controlling interests - preferred stockholders	(45)	—	(45)	—
Net (income) loss attributable to redeemable non-controlling interests	(2)	3,673	6	4,648
Net income (loss) attributable to stockholders	$1,085	$(8,147)	$(8,538)	$(9,635)
Per common share data:
Net income (loss) per share of common stock - basic and diluted	$0.01	$(0.18)	$(0.09)	$(0.25)
Weighted average number of shares outstanding - basic and diluted	94,231	44,702	94,120	38,235

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Three months ended June 30, 2023
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at March 31, 2023	$422	$369	$94	$—	$1	$1,066,521	$(127,453)	$939,954	$3,979	$375	$944,308
Common stock issued	21	8	—	—	—	45,603	—	45,632	—	—	45,632
Stock-based compensation	—	—	—	—	—	96	—	96	—	—	96
Distribution reinvestment	4	2	—	—	—	9,355	—	9,361	—	—	9,361
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	87	—	87
Distributions	—	—	—	—	—	—	(16,076)	(16,076)	(6)	(45)	(16,127)
Common stock repurchased	(24)	(15)	—	—	—	(51,979)	—	(52,018)	—	—	(52,018)
Offering costs	—	—	—	—	—	(75)	—	(75)	—	—	(75)
Net income	—	—	—	—	—	—	1,087	1,087	67	45	1,199
Allocation to redeemable non-controlling interests	—	—	—	—	—	14	—	14	—	—	14
Balance at June 30, 2023	$423	$364	$94	$—	$1	$1,069,535	$(142,442)	$927,975	$4,127	$375	$932,477

Three months ended June 30, 2022
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at March 31, 2022	$39	$247	$35	$—	$—	$321,874	$(29,898)	$292,297	$4,400	$375	$297,072
Common stock issued	292	58	34	—	—	534,408	—	534,792	—	—	534,792
Stock-based compensation	—	—	—	—	—	81	—	81	—	—	81
Distribution reinvestment	—	2	—	—	—	3,382	—	3,384	—	—	3,384
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	6	—	6
Distributions	—	—	—	—	—	—	(8,482)	(8,482)	(148)	(24)	(8,654)
Common stock repurchased	(2)	(7)	—	—	—	(13,513)	—	(13,522)	—	—	(13,522)
Offering costs	—	—	—	—	—	(5,976)	—	(5,976)	—	—	(5,976)
Net income (loss)	—	—	—	—	—	—	(11,820)	(11,820)	(28)	24	(11,824)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(29,136)	3,674	(25,462)	—	—	(25,462)
Balance at June 30, 2022	$329	$300	$69	$—	$—	$811,120	$(46,526)	$765,292	$4,230	$375	$769,897

See accompanying notes to consolidated financial statements.

Six Months Ended June 30, 2023
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2022	$424	$367	$94	$—	$—	$1,063,079	$(100,750)	$963,214	$4,071	$375	$967,660
Common stock issued	39	23	—	—	1	94,323	—	94,386	—	—	94,386
Stock-based compensation	—	—	—	—	—	177	—	177	—	—	177
Distribution reinvestment	8	5	—	—	—	19,569	—	19,582	—	—	19,582
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	104	—	104
Distributions	—	—	—	—	—	—	(33,148)	(33,148)	(6)	(45)	(33,199)
Common stock repurchased	(48)	(31)	—	—	—	(106,645)	—	(106,724)	—	—	(106,724)
Offering costs	—	—	—	—	—	(990)	—	(990)	—	—	(990)
Net loss	—	—	—	—	—	—	(8,544)	(8,544)	(42)	45	(8,541)
Allocation to redeemable non-controlling interests	—	—	—	—	—	22	—	22	—	—	22
Balance at June 30, 2023	$423	$364	$94	$—	$1	$1,069,535	$(142,442)	$927,975	$4,127	$375	$932,477

Six Months Ended June 30, 2022
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2021	$28	$200	$16	$—	$—	$249,426	$(23,608)	$226,062	$4,519	$375	$230,956
Common stock issued	304	103	53	—	—	632,031	—	632,491	—	—	632,491
Stock-based compensation	—	—	—	—	—	81	—	81	—	—	81
Distribution reinvestment	—	4	—	—	—	5,955	—	5,959	—	—	5,959
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	33	—	33
Distributions	—	—	—	—	—	—	(13,284)	(13,284)	(299)	(24)	(13,607)
Common stock repurchased	(3)	(7)	—	—	—	(14,314)	—	(14,324)	—	—	(14,324)
Offering costs	—	—	—	—	—	(12,052)	—	(12,052)	—	—	(12,052)
Net (loss) income	—	—	—	—	—	—	(14,283)	(14,283)	(23)	24	(14,282)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(50,007)	4,649	(45,358)	—	—	(45,358)
Balance at June 30, 2022	$329	$300	$69	$—	$—	$811,120	$(46,526)	$765,292	$4,230	$375	$769,897

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,541)	$(14,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,569	28,543
Management fees	7,257	3,293
Performance fees	—	8,231
Amortization of above and below market leases and lease inducements	(538)	(686)
Amortization of restricted stock grants	177	81
Amortization of deferred financing costs	1,590	1,130
Amortization of upfront derivative acquisition costs	911	—
Provision for current expected credit losses	1,300	—
Amortization of origination fees and discount	(49)	(112)
Paid-in-kind interest	—	172
Realized loss (gain) on investments in real estate-related loans and securities	(504)	(669)
Unrealized loss (gain) on investments	(1,567)	1,008
Distributions of earnings from unconsolidated entities	2,333	—
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(423)	(259)
Upfront derivative acquisition costs	(8,781)	—
Increase in other assets	(222)	(164)
Increase in accounts and other receivables	(929)	(2,898)
Decrease (increase) in accounts payable, accrued expenses and other liabilities	(2,327)	8,860
Increase in due to affiliates	1,846	2,011
Net cash provided by operating activities	17,102	34,235

Cash flows from investing activities
Acquisitions of real estate	(1,883)	(522,997)
Purchase of real estate-related loans and securities	(49,160)	(73,535)
Proceeds from sale of real estate-related loans and securities	62,600	3,086
Proceeds from principal repayments of real estate-related loans and securities	7,971	1,472
Payment of investment acquisition deposits	—	(3,275)
Capital improvements to real estate	(3,568)	(1,337)
Proceeds from sale of preferred membership interests	—	28,831
Purchase of trading securities	(156,771)	(14,872)
Proceeds from sale of trading securities	143,847	—
Net cash provided by (used in) investing activities	3,036	(582,627)

Cash flows from financing activities:
Borrowings from mortgage loans and secured term loan	—	584,960
Borrowings from secured credit facility	—	251,153
Repayment of mortgage loans	—	(214,750)
Repayment of secured credit facility	—	(256,861)
Borrowings from affiliate line of credit	—	43,000
Repayment of affiliate line of credit	—	(148,000)
Proceeds from issuance of OP units	—	38,000
Payment of deferred financing costs	(25)	(3,744)
Proceeds from issuance of common stock	72,318	321,048
Repurchases of common stock	(93,348)	(17,958)
Subscriptions received in advance	3,804	77,635
Payment of organizational and offering costs	(3,496)	(2,569)
Distributions to non-controlling interests	(6)	(299)
Contributions from non-controlling interests	104	33
Distributions	(13,513)	(4,605)
Distributions to non-controlling interests attributable to preferred stockholders	(45)	(24)
Net cash (used in) provided by financing activities	(34,207)	667,019

Net change in cash and cash-equivalents and restricted cash	(14,069)	118,627
Cash and cash-equivalents and restricted cash, beginning of period	79,999	60,784
Cash and cash-equivalents and restricted cash, end of period	$65,930	$179,411
See accompanying notes to financial statements.

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$49,561	$93,577
Restricted cash	16,369	85,834
Total cash and cash equivalents and restricted cash	$65,930	$179,411

Supplemental disclosures:
Interest paid	$27,723	$13,260
Non-cash investing and financing activities:
Accrued distributions	$101	$3,006
Accrued stockholder servicing fee due to affiliate	$571	$9,483
Accrued offering costs	$245	$—
Accrued capital improvements	$31	$45
Accrued repurchases of common stock in accounts payable	$9,784	$4,118
Accrued repurchases of common stock in due to affiliates	$3,591	$—

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
In addition to the Offering, the Company is conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. The Company is also offering Class E shares to Brookfield and its affiliates and certain of Brookfield’s and Oaktree’s employees and the Company’s independent directors in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
As of June 30, 2023, the Company owned 19 investments in real estate, one investment in an unconsolidated real estate venture, three investments in real estate-related loans, and 79 investments in real estate-related debt securities. The Company currently operates in five reportable segments: rental housing, net lease, office, logistics, and real estate-related loans and securities. Rental housing includes multifamily and single-family rental homes. Effective June 30, 2023, the Company made changes to its reportable segments as detailed in Note 14.

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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2023.
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
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of June 30, 2023 and December 31, 2022.
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
The Company assesses the collectability of its real estate-related loans to estimate credit losses over the contractual term of each loan on a periodic basis. The Company’s estimate of credit losses is based on relevant factors, including historical realized loss rates, current market conditions, and reasonable and supportable forecasts that affect the collectability of its investments. The Company also considers, among other things, payment status, lien position, borrower or tenant financial resources, and underlying collateral. The Company recognizes an allowance for credit loss when the carrying amount of a loan differs from the amount expected to be collected. For further details on the Company’s allowance for credit loss, see Note 6 to the Company’s Consolidated Financial Statements.
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
The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. In making this determination, the Company considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue. The Company will recognize revenue from such leases prospectively, based on actual amounts received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance.

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
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Unrealized (loss) gain on investments, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
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
Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes and, with regard to its non-U.S. investments, changes in foreign currency exchange rates. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate and currency rate risk. These financial instruments may include interest rate swaps and other derivative contracts. Upfront costs paid in connection with acquiring interest rate swaps and caps are amortized over the term of the applicable derivative instrument as a component of Interest expense on the Company’s Consolidated Statements of Operations.
The Company recognizes all derivatives as either assets or liabilities in the Company’s Consolidated Balance Sheets and measures those instruments at fair value. Changes in the fair values of the Company’s derivatives are recorded in current-period earnings as a component of Unrealized gain (loss) on investments, net on the Company’s Consolidated Statements of Operations. The Company recognized $3.6 million and $0.5 million of net unrealized gains on its derivative instruments during the three and six months ended June 30, 2023, respectively. The Company recognized $6.3 million and $5.8 million of net unrealized losses on its derivative instruments during the three and six months ended June 30, 2022, respectively. Realized gains or losses on foreign currency derivatives are recorded as Realized gain on financial instruments in the Company’s Consolidated Statements of Operations. The Company recognized $0.0 million and $0.1 million of realized gains on its foreign currency swap contracts during the three and six months ended June 30, 2023, respectively. The Company recognized a $7.1 million realized gain on its foreign currency swap contracts during the three and six months ended June 30, 2022.

As of June 30, 2023, the Company’s derivative instruments consisted of the following ($ and £ in thousands):

	Number of Instruments	Notional Amount	Weighted Average Strike Rate	Weighted Average Maturity (years)
Interest Rate Swaps	2	$283,800	2.4%	4.2
Interest Rate Caps	3	$170,350	4.3%	0.6
Foreign Currency Swap Contracts(1)	1	£62,100	N/A	1.1

(1)	The Company’s foreign currency swap matured in August 2023, at which time the Company entered into a new foreign currency swap contract with a one-year term for the same notional amount.
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
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$—	$277,907	$—	$277,907	$—	$299,894	$—	$299,894
Investment in unconsolidated entities	—	—	79,600	79,600	—	—	80,591	80,591
Derivatives	—	16,234	—	16,234	—	4,349	—	4,349
Total	$—	$294,141	$79,600	$373,741	$—	$304,243	$80,591	$384,834
Liabilities:
Derivatives	$—	$3,568	$—	$3,568	$—	$—	$—	$—
Total	$—	$3,568	$—	$3,568	$—	$—	$—	$—

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investment in unconsolidated entities
Balance as of December 31, 2022	$80,591
Distributions of earnings from unconsolidated entities	(2,333)
Unrealized gain on investments	1,342
Balance as of June 30, 2023	$79,600

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Average	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$79,600	Discounted cash flow	Discount Rate	5.9%	Decrease
			Exit Capitalization Rate	4.8%	Decrease

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Average	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$80,591	Discounted cash flow	Discount Rate	5.5%	Decrease
			Exit Capitalization Rate	4.8%	Decrease

Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of June 30, 2023, the fair value of the Company’s mortgage loans and other indebtedness was approximately $27.1 million below the outstanding principal balance.
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
The Company has formed wholly owned subsidiaries that are taxed as taxable REIT subsidiaries (“TRSs”) that are subject to taxation at the federal, state and local levels, as applicable. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business. The Company will account for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized.
Organization and Offering Expenses
Organizational expenses are expensed as incurred on the Company’s Consolidated Statements of Operations, and offering costs are charged to equity as incurred on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.
The Adviser and its affiliates advanced $12.5 million of organization and offering expenses on the Company’s behalf through July 5, 2022, and the Company reimburses the Adviser for all such advanced expenses ratably over the 60 months following July 6, 2022. Additionally, the Adviser advanced $1.1 million of organization and offering costs from July 6, 2022 through July 5, 2023, and the Company reimburses the Adviser for all such advanced expenses ratably over the 60 months following July 6, 2023. Any amount due to the Adviser but not paid is recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.
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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three and six months ended June 30, 2023 and 2022, there were no dilutive participating securities.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform Accounting Standards Update (“ASU”) 2020-04, and 2022-06 - Reference Rate Reform (“Topic 848”). Among other things, for all types of hedging relationships, Topic 848 allows an entity to change the reference rate and other critical terms related to reference rate reform without having to remeasure the value or reassess a previous accounting determination. The amendments in this guidance may be applied immediately on a prospective basis to any related changes through December 31, 2024. During the three months ended June 30, 2023, the Company entered into loan modifications in connection with the transition from LIBOR to Secured Overnight Financing Rate (“SOFR”) for its variable rate loans and applied the practical expedient to all such modifications. As of June 30, 2023, the Company adopted the guidance and it did not have a significant impact on the Company’s consolidated financial statements or disclosures.

3. Investments in Real Estate
As of June 30, 2023 and December 31, 2022, the Company’s investments in real estate, net, consisted of the following ($ in thousands):

	June 30, 2023	December 31, 2022
Building and building improvements	$1,324,184	$1,321,137
Land and land improvements	262,061	261,487
Tenant improvements	34,817	34,468
Furniture, fixtures and equipment	26,984	25,996
Accumulated depreciation	(85,317)	(62,124)
Investments in real estate, net	$1,562,729	$1,580,964
Acquisitions
During the six months ended June 30, 2023, the Company acquired $1.7 million of real estate investments, which were comprised of six single-family rental homes.
During the year ended December 31, 2022, the Company acquired $550.4 million of real estate investments, which were comprised of three rental housing properties, two logistics properties and 466 single-family rental homes.
The following table provides further details of the properties acquired during the six months ended June 30, 2023 and year ended December 31, 2022 ($ in thousands):

Investment	Ownership Interest	Location	Segment	Acquisition Date	Square Feet/Units	Purchase Price(1)
2626 South Side Flats	100%	Pittsburgh, PA	Rental Housing	January 2022	264	$92,459
2003 Beaver Road	100%	Landover, MD	Logistics	February 2022	38,000	9,646
187 Bartram Parkway	100%	Franklin, IN	Logistics	February 2022	300,000	28,912
The Parker at Huntington Metro	100%	Alexandria, VA	Rental Housing	March 2022	360	136,779
Briggs + Union	100%	Mount Laurel, NJ	Rental Housing	April 2022	490	158,648
Single-Family Rentals	100%	Various	Rental Housing	Various 2022	466	123,995
Single-Family Rentals	100%	Various	Rental Housing	Various 2023	6	1,681
						$552,120

(1)	Purchase price is inclusive of closing costs.

The following table summarizes the purchase price allocation of the properties acquired during the six months ended June 30, 2023 and year ended December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Building and building improvements	$1,418	$453,211
Land and land improvements	263	78,095
Tenant improvements	—	1,232
Furniture, fixtures and equipment	—	9,530
In-place lease intangibles	—	5,664
Lease origination costs	—	902
Tax abatement intangible	—	2,195
Above-market lease intangibles	—	65
Below-market lease intangibles	—	(454)
Total purchase price(1)	$1,681	$550,440

(1)	Purchase price is inclusive of closing costs.

4. Investments in Unconsolidated Entities
The Company holds an investment in an unconsolidated joint venture that it has elected to account for using the FVO, as the Company’s ownership interest in the joint venture does not meet the requirements for consolidation.
On November 2, 2021, the Company acquired a 20% interest in Principal Place, a net lease property located in London, United Kingdom, through an indirect interest in the joint venture that owns the property. As of June 30, 2023 and December 31, 2022, the fair value of the Company’s interest in Principal Place was $79.6 million and $80.6 million, respectively.
The following tables provide summarized financial information of the joint venture that owns Principal Place as of and for the periods set forth below ($ in thousands):

	As of June 30, 2023	As of December 31, 2022
Total Assets	$1,053,717	$1,019,861
Total Liabilities	630,999	602,652
Total Equity	$422,718	$417,209

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Revenues	$12,010	$11,394	$23,483	$24,813
Total Expenses	13,949	13,046	26,786	26,857
Net Loss	$(1,939)	$(1,652)	$(3,303)	$(2,044)

5. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following as of June 30, 2023 and December 31, 2022 ($ in thousands):

Intangible assets	June 30, 2023	December 31, 2022
In-place lease intangibles	$32,610	$33,141
Lease origination costs	13,883	13,667
Lease inducements	2,632	1,708
Tax intangibles	5,249	5,249
Above-market lease intangibles	114	114
Total intangible assets	54,488	53,879
Accumulated amortization:
In-place lease intangibles	(5,526)	(4,823)
Lease origination costs	(3,473)	(2,887)
Lease inducements	(914)	(787)
Tax intangibles	(1,004)	(669)
Above-market lease intangibles	(27)	(18)
Total accumulated amortization	(10,944)	(9,184)
Intangible assets, net	$43,544	$44,695

Intangible liabilities:
Below-market lease intangibles	$(28,919)	$(28,919)
Accumulated amortization	2,118	1,444
Intangible liabilities, net	$(26,801)	$(27,475)

The weighted average amortization periods of the Company’s intangible assets is 179 months and intangible liabilities is 266 months.
The following table details the Company’s future amortization of intangibles for each of the next five years and thereafter as of June 30, 2023 ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2023 (remaining)	$1,161	$9	$1,353	$(674)
2024	2,010	18	2,542	(1,345)
2025	1,867	18	2,413	(1,340)
2026	1,678	18	2,128	(1,332)
2027	1,521	7	1,823	(1,327)
2028	1,436	5	1,386	(1,327)
Thereafter	17,411	12	4,728	(19,456)
Total	$27,084	$87	$16,373	$(26,801)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Real estate-related loans	$31,509	$32,760
Real estate-related securities	277,907	299,894
Total investments in real estate-related loans and securities	$309,416	$332,654

The following tables detail the Company’s real estate-related loan investments as of June 30, 2023 and December 31, 2022 ($ in thousands):

					June 30, 2023
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Allowance Adjustment	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000	$(35)	$—	$24,965
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023(3)	Principal due at maturity(4)	6,315	—	(1,062)	5,253
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023(3)	Principal due at maturity(4)	1,529	—	(238)	1,291
Total					$32,844	$(35)	$(1,300)	$31,509

					December 31, 2022
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000	$(78)	$24,922
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023(3)	Principal due at maturity(4)	6,315	(5)	6,310
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023(3)	Principal due at maturity(4)	1,529	(1)	1,528
Total					$32,844	$(84)	$32,760

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of June 30, 2023 and December 31, 2022, one-month LIBOR was equal to 5.22% and 4.39%, respectively.
(2)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

(3)	The Sub-Adviser is negotiating a loan modification with the borrower.
(4)
The loan agreement requires mandatory prepayments simultaneous with the closing of the sale of any condominium unit. During the six months ended June 30, 2023 and 2022, the Company received aggregate net repayments of $0.0 million and $1.6 million, respectively.

For the three and six months ended June 30, 2023, the Company recognized a $1.3 million allowance adjustment for estimated credit loss, which is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. The allowance adjustment is related to The Avery Senior Loan and The Avery Mezzanine Loan and is based on the expected timing of loan repayments, forecasted cash flows from the underlying collateral, and the current macroeconomic environment. The Company estimates its credit loss allowance primarily using the discounted cash flow method based on projected future principal cash flows for each individual loan. For the three and six months ended June 30, 2022, no allowance for expected credit loss was recognized. There have been no write-offs related to the Company’s investments in real estate-related loans.

The Company’s investments in real estate-related securities consist of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and corporate bonds. The following tables detail the Company’s investments in real estate-related securities as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	33	L+3.58%	October 2025	$170,731	$162,687	$163,925
CMBS - fixed	7	4.51%	September 2024	54,458	49,722	47,499
RMBS - floating	11	L+2.30%	February 2025	23,860	23,524	23,781
RMBS - fixed	28	4.81%	June 2026	45,231	43,950	42,702
Total	79	7.24%	August 2025	$294,280	$279,883	$277,907

	December 31, 2022
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	33	L+3.64%	November 2025	$177,192	$169,014	$168,765
CMBS - fixed	10	4.54%	June 2024	74,771	69,705	69,555
RMBS - floating	8	L+2.46%	November 2024	19,325	19,048	19,175
RMBS - fixed	24	4.69%	February 2026	42,989	41,658	40,414
Corporate bonds	1	4.75%	March 2029	2,500	2,075	1,985
Total	76	6.63%	July 2025	$316,777	$301,500	$299,894

(1)
The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR and Secured Overnight Financing Rate (“SOFR”), as applicable to each security and loan. As of June 30, 2023 and December 31, 2022, one-month LIBOR was equal to 5.22% and 4.39%, respectively. As of June 30, 2023 and December 31, 2022, SOFR was equal to 5.09% and 4.30%, respectively.

(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
During the three and six months ended June 30, 2023, the Company recorded net unrealized losses on its investments in real estate-related securities of $1.3 million and $0.4 million, respectively, and net realized losses and gains on its real estate-related securities investments of $0.0 million and $0.2 million, respectively.
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

7. Accounts and Other Receivables and Other Assets
The following tables summarize the components of Accounts and other receivables, net and Other assets as of June 30, 2023 and December 31, 2022 ($ in thousands):

Accounts and other receivables, net	June 30, 2023	December 31, 2022
Straight-line rent receivables	$4,946	$4,132
Accounts receivable, net	2,712	3,007
Interest receivable	1,626	1,243
Total accounts and other receivables, net	$9,284	$8,382

Other assets	June 30, 2023	December 31, 2022
Trading securities	$29,678	$15,918
Derivative instruments	16,234	4,349
Prepaid expenses	2,848	2,344
Other	512	457
Acquisition deposits	—	120
Total other assets	$49,272	$23,188

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of Accounts payable, accrued expenses and other liabilities as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Stock repurchases payable	$22,370	$12,586
Accounts payable and accrued expenses	7,451	10,901
Distributions payable	5,351	5,250
Real estate taxes payable	4,086	3,508
Accrued interest expense	3,925	3,217
Derivative instruments	3,568	—
Tenant security deposits	3,053	2,895
Prepaid rent	1,496	1,234
Total accounts payable, accrued expenses and other liabilities	$51,300	$39,591

9. Mortgage Loans, Secured Term Loan and Secured Credit Facility
The following table summarizes the components of total indebtedness, net as of June 30, 2023 and December 31, 2022 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date(2)	June 30, 2023	December 31, 2022
Anzio Apartments mortgage loan	L+1.59% (7)	May 2029	$44,400	$44,400
Two Liberty Center mortgage loan	SOFR+1.60%(5)	August 2024	62,085	62,085
Lakes at West Covina mortgage loan	SOFR+1.66%(6)	February 2025	25,604	25,604
Arbors of Las Colinas mortgage loan	SOFR+2.24%	January 2031	45,950	45,950
1110 Key Federal Hill mortgage loan	2.34%	October 2028	51,520	51,520
Domain mortgage loan	SOFR+1.50%	December 2026	48,700	48,700
DreamWorks Animation Studios mortgage loan	3.20%	March 2029	212,200	212,200
Briggs + Union mortgage loan	SOFR+1.75%	December 2027	80,000	80,000
Secured Multifamily Term Loan	SOFR+1.70%	March 2027	372,760	372,760
Secured Credit Facility (3)	SOFR+2.00%	January 2025	118,985	118,985
Affiliate Line of Credit(4)	SOFR+2.25%	November 2023	—	—
Total indebtedness			1,062,204	1,062,204
Less: deferred financing costs, net			(6,342)	(7,907)
Total indebtedness, net			$1,055,862	$1,054,297

(1)
The term “L” refers to the one-month US dollar-denominated LIBOR. As of June 30, 2023 and December 31, 2022, one-month LIBOR was 5.22% and 4.39%, respectively. As of June 30, 2023 and December 31, 2022, SOFR was 5.09% and 4.30%, respectively.

(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
(3)
As of June 30, 2023 and December 31, 2022, borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rentals.

(4)
Borrowings under the Affiliate Line of Credit (defined below) bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

(5)	In April 2023, the interest rate benchmark was converted from LIBOR to SOFR and the spread was adjusted from 1.50% to 1.60%.
(6)	In March 2023, the interest rate benchmark was converted from LIBOR to SOFR and the spread was adjusted from 1.55% to 1.66%.
(7)	Subsequent to June 30, 2023, the interest rate benchmark was converted from LIBOR to SOFR plus a 0.11% credit adjustment.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of June 30, 2023 ($ in thousands):

Year	Amount
2023 (remaining)	$—
2024	62,349
2025	145,183
2026	50,062
2027	454,275
2028	53,100
Thereafter	297,235
Total	$1,062,204
The mortgage loans, Secured Multifamily Term Loan (defined below), and Secured Credit Facility (defined below) are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of June 30, 2023, the Company is in compliance with all of its loan covenants that could result in a default under such agreements. At Two Liberty Center, cash flows from the property are currently held in a restricted cash account due to a debt service coverage ratio requirement.
Mortgage Loans
During the six months ended June 30, 2023, the Company did not obtain financing or repay any mortgage loans related to its properties. During the year ended December 31, 2022, the Company obtained financing of $1.1 billion in mortgage loans related to its properties, which were subject to customary terms and conditions. During the year ended December 31, 2022, the Company repaid $730.6 million of mortgage loans.
Secured Multifamily Term Loan
In March 2022, the Company entered into a term loan (the “Secured Multifamily Term Loan”) providing for a senior secured loan with an aggregate principal amount of $372.8 million. Borrowings on the Secured Multifamily Term Loan are secured by The Burnham, Flats on Front, Verso, 2626 South Side Flats and The Parker at Huntington Metro. Borrowings under the Secured Multifamily Term Loan bear interest at a rate of SOFR plus 1.70%. The Secured Multifamily Term Loan matures in March 2025, and has two one-year extension options, subject to certain conditions.
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
As of June 30, 2023 and December 31, 2022, there were $119.0 million of outstanding borrowings on the Secured Credit Facility.
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the “Affiliate Line of Credit”), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The Affiliate Line of Credit had an initial maturity date of November 2, 2022, and has one-year extension options subject to the lender’s approval. Effective November 2, 2022, the maturity date was extended to November 2, 2023, and the interest rate benchmark was converted from LIBOR to SOFR. Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin. As of June 30, 2023 and December 31, 2022, there were no outstanding borrowings on the Affiliate Line of Credit.

10. Related Party Transactions
Advisory Agreement
Pursuant to the advisory agreement among the Adviser, the Operating Partnership and the Company (the “Advisory Agreement”), the Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV on its Class C, Class D, Class I, Class S and Class T shares of common stock (no management fee is paid on the Class E shares), payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock. To date, the Adviser has elected to receive the management fee in Class I and Class E shares of the Company’s common stock. During the three and six months ended June 30, 2023, management fees earned by the Adviser were $3.6 million and $7.3 million, respectively. During the three and six months ended June 30, 2022, management fees earned by the Adviser were $2.1 million and $3.3 million, respectively.
During the six months ended June 30, 2023, the Company issued 554,307 unregistered Class I shares of common stock to the Adviser for the payment of management fees earned from December 2022 through May 2023. The Company also had an accrued payable of $1.2 million related to the management fee as of June 30, 2023, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During July 2023, the Adviser was issued 90,722 unregistered Class I shares as payment for the $1.2 million management fee accrued as of June 30, 2023.
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
During the three and six months ended June 30, 2023, the Company recognized no performance fees in the Company’s Consolidated Statements of Operations. During the three and six months ended June 30, 2022, the Company recognized $4.7 million and $8.2 million, respectively, of performance fees in the Company’s Consolidated Statements of Operations, respectively. The performance fee for 2022 became payable on December 31, 2022, and in January 2023 the Company issued 481,598 shares of Class I common stock to the Adviser as payment for the 2022 performance fee.
Repurchase of Adviser Shares
During the six months ended June 30, 2023, the Company repurchased outside of its share repurchase plan 1,039,789 shares of Class I common stock from the Adviser for total consideration of $13.6 million. There were no shares repurchased from the Adviser during the six months ended June 30, 2022.
Sub-Adviser Agreements
The Adviser has engaged the Sub-Adviser to (i) perform the functions related to selecting and managing the Company’s liquid assets, including real estate-related debt securities, (the “Liquidity Sleeve”) pursuant to a sub-advisory agreement (the “Liquidity Sleeve Sub-Advisory Agreement”) and (ii) manage the Oaktree Option Investments (as defined below) pursuant to a separate sub-advisory agreement (the “Oaktree Assets Sub-Advisory Agreement” and together with the Liquidity Sleeve Sub-Advisory Agreement, the “Sub-Advisory Agreements”).
Pursuant to the Liquidity Sleeve Sub-Advisory Agreement, the Sub-Adviser provides services related to the acquisition, management and disposition of the Liquidity Sleeve in accordance with the Company’s investment objectives, strategy, guidelines, policies and limitations. Pursuant to the Oaktree Assets Sub-Advisory Agreement, the Sub-Adviser manages the Oaktree Option Investments.
The Sub-Adviser earns management and performance fees pursuant to the terms of the Sub-Advisory Agreements. These fees are paid by the Adviser out of the management and performance fees by the Adviser; therefore, no management or performance fees related to the Sub-Advisory Agreements have been recognized in the Company’s Consolidated Statements of Operations.
Dealer Manager Agreement
The Company has engaged the Dealer Manager, a registered broker-dealer affiliated with the Adviser, as the dealer manager for the Current Offering. The Company pays to the Dealer Manager selling commissions, dealer manager fees and stockholder servicing fees in connection with sales of the Company’s common stock in the Current Offering. The Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class S, Class T, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Advanced Organization and Offering Costs
The Adviser and its affiliates advanced all of the Company’s organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 5, 2023, subject to the following reimbursement terms: (1) the Company reimburses the Adviser for all such advanced expenses paid through July 5, 2022 ratably over the 60 months following July 6, 2022; and (2) the Company reimburses the Adviser for all such advanced expenses paid from July 6, 2022 through July 5, 2023 ratably over the 60 months following July 6, 2023.
Affiliate Line of Credit
In November 2021, the Company entered into the Affiliate Line of Credit, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. For further details on the Affiliate Line of Credit, see Note 9 to the Company’s Consolidated Financial Statements.
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Class E units of the Operating Partnership (“OP Units”) in connection with its contribution of certain properties on November 2, 2021 (the “Brookfield Portfolio”). The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Class E OP Units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Class E OP Units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50.0 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Class E OP Units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause the Company to repurchase its shares and Class E OP Units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of common stock or units of the Operating Partnership held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. During the six months ended June 30, 2023, the Company and the Operating Partnership did not repurchase any shares or Class E OP Units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement.
Option Investments Purchase Agreement
On November 2, 2021, the Company and Oaktree entered into a purchase option agreement (the “Option Investments Purchase Agreement”) pursuant to which Oaktree will have the right to purchase the Operating Partnership’s entire interest in four properties (Anzio Apartments, Arbors of Las Colinas, Two Liberty Center, and Lakes at West Covina; collectively the “Equity Option Investments”) and five real estate-related loans and securities (IMC/AMC Bond Investment, 111 Montgomery, The Avery Senior Loan, The Avery Mezzanine Loan, and BX 2019 IMC G; collectively the “Debt Option Investments” and, together with the Equity Option Investments, the “Oaktree Option Investments”). The 111 Montgomery loan was repaid in full by the borrower in November 2022 prior to the commencement of the option period. Pursuant to the Option Investments Purchase Agreement, Oaktree will have the right to purchase all of the Equity Option Investments or all of the Debt Option Investments, or both, subject to certain restrictions, for a period of twelve months following the earlier of (i) 18 months after November 2, 2021, the date of completion of the Adviser Transition, and (ii) the date on which the Company notifies Oaktree that it has issued in the aggregate $1.0 billion of the Company’s common stock to non-affiliates since November 2, 2021, at a price equal to the fair value of the Equity Option Investments and Debt Option Investments, as determined in connection with the Company’s most recently determined NAV immediately prior to the closing of such purchase. The twelve month option period commenced on May 2, 2023. Oaktree has not exercised its right to purchase the Oaktree Option Investments.
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
The following table summarizes the Company’s affiliate service provider expenses for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Property management fees(1)	$714	$526	$1,432	$845
Single-family rental leasing, maintenance and turnover oversight fees(1)	189	168	278	210
Capitalized construction management fees(2)	23	39	36	49
Capitalized single-family rental renovation oversight fees(2)	10	160	32	200
Reimbursed personnel costs(3)	1,711	1,080	3,313	1,929
Total	$2,647	$1,973	$5,091	$3,233

(1)	Included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company’s Consolidated Balance Sheets.
(3)
For the three and six months ended June 30, 2023, $1.5 million and $2.8 million, respectively, included in Rental property operating expenses and $0.2 million and $0.5 million, respectively, included in General and administrative expenses on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2022, $1.1 million and $1.9 million, respectively, included in Rental property operating expenses and $0.0 million and $0.0 million included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

Captive Insurance Company
BPG Bermuda Insurance Limited (“BAM Insurance Captive”), a Brookfield affiliate, provides property and liability insurance for certain of the Company’s properties. For the three and six months ended June 30, 2023, the Company incurred $0.0 million and $0.1 million, respectively, for insurance premiums. For the three and six months ended June 30, 2022, the Company incurred $0.1 million and $0.1 million, respectively, for insurance premiums provided by BAM Insurance Captive.
On March 31, 2023, Obsidian Mutual, a Brookfield affiliate, replaced BAM Insurance Captive in providing property insurance for certain of the Company’s properties. For the three and six months ended June 30, 2023, the Company incurred $0.0 million for insurance premiums provided by Obsidian Mutual.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), a Brookfield affiliate, provides title insurance for certain of the Company’s properties. Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with the Company acquiring or financing its properties. For the three and six months ended June 30, 2023, the Company incurred $0.0 million for title services provided by Horizon. For the three and six months ended June 30, 2022, the Company incurred $0.0 million and $0.2 million, respectively, for title services provided by Horizon.
Terrorism Insurance Provider
Liberty IC Casualty LLC (“Liberty”), a Brookfield affiliate, provides terrorism insurance for certain of the Company’s properties. For the three and six months ended June 30, 2023, the insurance premiums incurred by the Company were insignificant. No comparable financial information has been presented for the three and six months ended June 30, 2022 as the insurance program commenced in 2023.
Submetering Services
Certain of the Company’s properties sold submetering infrastructure and associated equipment to Metergy, an affiliate of Brookfield. Sale proceeds earned by the Company for the three and six months ended June 30, 2023 was $0.4 million and $0.4 million, respectively. Metergy provides submetering services to certain of the Company’s properties. For the three and six months ended June 30, 2023, the Company incurred fees of $0.0 million and $0.0 million, respectively. No comparable financial information has been presented for the three and six months ended June 30, 2022 as the submetering program commenced in 2023.
Due to Affiliates
The following table details the components of Due to affiliates as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Accrued stockholder servicing fee	$27,967	$29,477
Advanced organization and offering costs	10,994	12,002
Stock repurchase payable to the Adviser for management and performance fees	3,591	—
Accrued performance fee	—	6,566
Other(1)	3,327	2,118
Accrued management fee	1,161	1,239
Accrued affiliate service provider expenses	1,524	887
OP units distributions payable	6	5
Total	$48,570	$52,294

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.

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

Classification	No. of Authorized Shares (in thousands)	Par Value Per Share
Preferred stock	50,000	$0.01
Class S common stock	225,000	$0.01
Class I common stock	250,000	$0.01
Class T common stock	225,000	$0.01
Class D common stock	100,000	$0.01
Class C common stock	100,000	$0.00
Class E common stock	100,000	$0.00
	1,050,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock for the six months ended June 30, 2023 (in thousands):

	Six Months Ended June 30, 2023
	Class S	Class I	Class D	Class T(1)	Class C	Class E	Total
December 31, 2022	36,704	42,397	36	—	9,343	3,210	91,690
Common stock issued	2,348	3,868	95	—	800	29	7,140
Distribution reinvestment	480	841	—	—	—	164	1,485
Common stock repurchased	(3,141)	(4,776)	—	—	(287)	(25)	(8,229)
June 30, 2023	36,391	42,330	131	—	9,856	3,378	92,086
(1) As of June 30, 2023, no Class T shares had been issued.
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
The following table details the net distributions declared for each applicable class of common stock for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.7763	$0.7763	$0.7763	$—	$0.7763	$0.7763
Stockholder servicing fee per share of common stock	(0.0545)	—	(0.0162)	—	—	—
Management fee per share of common stock	(0.0816)	(0.0822)	(0.0820)	—	(0.0803)	—
Performance fee per share of common stock	(0.3353)	(0.3353)	(0.3353)	—	(0.3353)	—
Net distributions declared per share of common stock	$0.3049	$0.3588	$0.3428	$—	$0.3607	$0.7763

(1)	The Company did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the six months ended June 30, 2023.

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. During the six months ended June 30, 2023 and 2022, $19.6 million and $6.0 million of distributions were reinvested for 1,485,033 and 461,759 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purpose. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and carry a 12.0% annual dividend payable annually. As of June 30, 2023, there were $375,000 of preferred non-voting shares outstanding.
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
The following table summarizes the Redeemable non-controlling interest activity for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Balance at beginning of the year	$990	$200,086
Limited Partner cash contribution	—	38,000
Settlement of prior year performance participation allocation	—	2,346
Conversion to Class I shares	—	(284,785)
GAAP net loss allocation	(6)	(4,648)
Distributions	(58)	(7,788)
Distributions reinvested	57	7,787
Fair value allocation	(22)	50,007
Ending balance	$961	$1,005
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

In addition, the total amount of shares that the Company will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of its aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of its aggregate NAV as of the last day of the previous calendar quarter. The monthly and quarterly repurchase limits exclude shares repurchased from the Adviser that were issued as payment of management or performance fees. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price.
During the six months ended June 30, 2023 and 2022, the Company repurchased 7,189,628 and 959,150 shares of common stock representing a total of $93.1 million and $14.3 million, respectively. The Company satisfied all repurchase requests during the six months ended June 30, 2023 and 2022.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
13. Leases
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s rental housing, office, logistics, and net lease properties. Leases at the Company’s office, logistics, and net lease properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its office, logistics, and net lease properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s rental housing properties primarily consist of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities.
The following table details the components of operating lease income from leases in which the Company is the lessor for the periods set forth below ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed lease payments	$29,226	$25,612	$58,327	$45,865
Variable lease payments	4,276	1,426	5,648	2,833
Total rental revenues	$33,502	$27,038	$63,975	$48,698
The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, net lease, and office properties as of June 30, 2023. The table below excludes the Company’s rental housing properties as substantially all leases are shorter term in nature ($ in thousands):

Year	Future Minimum Rents
2023 (remaining)	$15,948
2024	29,703
2025	29,127
2026	26,402
2027	24,236
2028	23,178
Thereafter	122,227
Total	$270,821

14. Segment Reporting
As of June 30, 2023, the Company operates in five reportable segments: rental housing, office, logistics, net lease and real estate-related loans and securities. The Company continually evaluates the financial information used by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.
In connection with the change in the Company’s CODM that occurred during the quarter, the Company made the following change to its reportable segments based on the information used by the CODM. Effective June 30, 2023, rental housing was established as a new reportable segment, consisting of multifamily and single-family rental properties due to the similar operating nature of these investments. Comparative periods have been recast to reflect these changes.
The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the Company’s assets by segment ($ in thousands):

	June 30, 2023	December 31, 2022
Rental Housing	$1,084,539	$1,086,914
Office	125,322	124,001
Logistics	109,461	112,019
Net lease	420,422	426,789
Real estate-related loans and securities	309,416	332,654
Other (Corporate)	70,615	68,096
Total assets	$2,119,775	$2,150,473

The following table sets forth the financial results by segment for the three months ended June 30, 2023 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$21,034	$3,248	$1,705	$7,515	$—	$33,502
Other revenues	3,351	243	—	52	—	3,646
Total revenues	24,385	3,491	1,705	7,567	—	37,148

Expenses:
Rental property operating	9,625	1,450	523	3,282	—	14,880
Total expenses	9,625	1,450	523	3,282	—	14,880
Income from real estate-related loans and securities	—	—	—	—	5,149	5,149
Segment net operating income	$14,760	$2,041	$1,182	$4,285	$5,149	$27,417

Realized gain on real estate investments						$639
Realized gain on financial instruments						4
Unrealized gain on investments						6,210
Depreciation and amortization						(12,765)
General and administrative expenses						(2,229)
Management fee						(3,579)
Interest expense						(14,498)
Net income						1,199
Net income attributable to non-controlling interests in third party joint ventures						(67)
Net income attributable to non-controlling interests - preferred stockholders						(45)
Net income attributable to redeemable non-controlling interests						(2)
Net income attributable to stockholders						$1,085

The following table sets forth the financial results by segment for the three months ended June 30, 2022 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$17,259	$3,196	$1,761	$4,822	$—	$27,038
Other revenues	2,604	151	—	—	—	2,755
Total revenues	19,863	3,347	1,761	4,822	—	29,793

Expenses:
Rental property operating	7,245	1,328	513	573	—	9,659
Total expenses	7,245	1,328	513	573	—	9,659
Income from real estate-related loans and securities	—	—	—	—	1,418	1,418
Segment net operating income	$12,618	$2,019	$1,248	$4,249	$1,418	$21,552

Realized gain on financial instruments						$7,094
Unrealized loss on investments						(7,799)
Depreciation and amortization						(15,348)
General and administrative expenses						(2,484)
Management fee						(2,096)
Performance fee						(4,718)
Interest expense						(8,050)
Net loss						(11,849)
Net loss attributable to non-controlling interests in third party joint ventures						29
Net loss attributable to redeemable non-controlling interests						3,673
Net loss attributable to stockholders						$(8,147)

The following table sets forth the financial results by segment for the six months ended June 30, 2023 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$41,709	$6,239	$3,680	$12,347	$—	$63,975
Other revenues	5,734	419	—	52	—	6,205
Total revenues	47,443	6,658	3,680	12,399	—	70,180

Expenses:
Rental property operating	18,506	2,949	1,283	3,870	—	26,608
Total expenses	18,506	2,949	1,283	3,870	—	26,608
Income from real estate-related loans and securities	—	—	—	—	11,512	11,512
Segment net operating income	$28,937	$3,709	$2,397	$8,529	$11,512	$55,084

Realized gain on real estate investments						$504
Realized gain on financial instruments						105
Unrealized gain on investments						1,567
Depreciation and amortization						(25,569)
General and administrative expenses						(4,545)
Management fee						(7,257)
Interest expense						(28,430)
Net loss						$(8,541)
Net loss attributable to non-controlling interests in third party joint ventures						42
Net income attributable to non-controlling interests - preferred stockholders						(45)
Net loss attributable to redeemable non-controlling interests						6
Net loss attributable to stockholders						$(8,538)

The following table sets forth the financial results by segment for the six months ended June 30, 2022 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$29,533	$6,398	$3,060	$9,707	$—	$48,698
Other revenues	4,316	332	—	—	—	4,648
Total revenues	33,849	6,730	3,060	9,707	—	53,346

Expenses:
Rental property operating	12,737	2,658	1,024	1,163	—	17,582
Total expenses	12,737	2,658	1,024	1,163	—	17,582
Income from real estate-related loans and securities	—	—	—	—	2,489	2,489
Segment net operating income	$21,112	$4,072	$2,036	$8,544	$2,489	$38,253

Realized gain on real estate investments						$669
Realized gain on financial instruments						7,094
Unrealized loss on investments						(1,008)
Depreciation and amortization						(28,543)
General and administrative expenses						(4,474)
Management fee						(3,293)
Performance fee						(8,231)
Interest expense						(14,773)
Net loss						$(14,306)
Net loss attributable to non-controlling interests in third party joint ventures						23
Net loss attributable to redeemable non-controlling interests						4,648
Net loss attributable to stockholders						$(9,635)

15. Subsequent Events
The Company has evaluated events from June 30, 2023 through the date the financial statements were issued and determined that no events have occurred that require additional disclosure.

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
Forward-Looking Statements
Statements contained in this Form 10-Q that are not historical facts, particularly those in the section entitled "Recent Developments – Business Outlook" and "Liquidity and Capital Resources", are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and under Part II, Item 1A. Risk Factors in this Form 10-Q and elsewhere in this Form 10-Q, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.
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
In addition to the Follow-On Public Offering, we are conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. We are also offering Class E shares to Brookfield and its affiliates and certain of Brookfield’s and Oaktree’s employees and the Company’s independent directors in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D thereunder.

We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019, and we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of June 30, 2023, we owned and operated 19 investments in real estate and held investments in one unconsolidated real estate interest, three real estate-related loans, and 79 short-term real estate-related debt securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties, real estate-related loans or real estate-related securities.
Recent Developments
Business Outlook
Our portfolio was constructed to generate stable income and appreciation over the long-term and has produced an annualized total return since inception of 11.83% for Class I shares. Recent performance continues to be impacted by lingering uncertainty about how the U.S. Federal Reserve’s monetary tightening policy will effect rising interest rates and inflation, which has led to cautious valuation and growth assumptions within private real estate. Given the current macroeconomic environment, our third-party appraisers have continued to expand capitalization rate assumptions, putting downward pressure on real estate valuations.
Our business and real estate valuations are affected by the broader financial markets, including ongoing economic uncertainty attributable to rising financing costs, inflationary concerns, market volatility and other macroeconomic factors in the U.S. and globally. The uncertainty of the economy as it recovers from these concerns could further destabilize the financial markets and geographies in which we operate. However, we believe our carefully constructed portfolio of investments is positioned to perform well through this period and over the long-term.
Despite the substantial current dislocation in the real estate sector and the overall U.S. economy, the real estate fundamentals and operating performance of our portfolio remain strong, with consistently high occupancy (98%) and growing cash flows. We continue to see strong fundamentals and a positive outlook in rental housing — multifamily apartments and single-family rental homes — which make up 63% of the value of our real estate properties. We believe the strong operating performance of our rental housing properties is attributable to our strategy of owning desirable buildings with best-in-class amenities, favorable tenant demographics, and in markets with tight housing supply.
We believe the recent economic conditions have presented some of the best risk-adjusted return opportunities in recent years in real estate credit. Over the past 12 months, we have invested substantially all newly raised capital into real estate-related securities, primarily floating-rate CMBS, which has continued to perform well in today’s environment. Our real estate-related securities have a current yield of over 8%, with all-in yields-to-maturity of approximately 10%. Partnering with Oaktree and their extensive credit expertise, we expect to continue to capitalize on attractive opportunities to invest in real estate debt as the current market dislocation continues and real estate transactions are limited.
Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q2 2023 Highlights

Operating and Capital Raising Results:
•Year-to-date total returns through June 30, 2023, excluding upfront selling commissions, were -3.79% for Class S shares, -3.35% for Class I shares and -2.09% for Class D shares. Negative performance in 2023 has been mostly attributable to a widening of discount rates over the last six months as a result of continuous interest rate increases from the Federal Reserve, which typically has an adverse affect on real estate valuations. Total return is calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares. As of June 30, 2023, no Class T shares of common stock had been issued.
•Annualized total returns from inception through June 30, 2023, excluding upfront selling commissions, were 10.72% for Class S, 11.83% for Class I, and -2.47% for Class D shares. Since inception returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued.
•Raised $41.9 million of gross proceeds from the sale of our common stock through public and private offerings during the three months ended June 30, 2023.
•In June 2023, declared net distributions per share of $0.0510 for Class S shares, $0.0598 for Class I shares and $0.0571 for Class D shares, resulting in annualized distribution rates of 4.82% for Class S shares, 5.61% for Class I shares and 5.33% for Class D shares as of June 30, 2023.
•Reinvested distributions of $9.4 million during the three months ended June 30, 2023.

Investing and Financing Activity:
•No significant investing or financing activities took place in the second quarter of 2023.
•As of June 30, 2023, our leverage ratio was 44.8%. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. There is no indebtedness on our real estate-related debt investments. The leverage ratio would be higher if our pro rata share of debt within our unconsolidated investment was included in the calculation.

Current Portfolio:
•Our portfolio as of June 30, 2023 based on fair value consisted of 83% real estate properties, 13% real estate-related loans and securities, and 4% cash, cash equivalents, and short-term U.S. Treasuries.
•Our real estate properties as of June 30, 2023 based on fair value consisted of rental housing (63%), net lease (26%), office (6%) and logistics (5%).
•As of June 30, 2023, our real estate-related loans and securities consisted of 82 investments with an aggregate fair value of $310.3 million.

Portfolio

Investments in Real Estate
The following table provides information regarding our portfolio of real estate properties as of June 30, 2023:

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Rental Housing	April 2019	90%	$59.2	448	91%
Arbors of Las Colinas	Dallas, TX	Rental Housing	December 2020	90%	63.5	408	96%
1110 Key Federal Hill	Baltimore, MD	Rental Housing	September 2021	100%	73.6	224	100%
Domain	Orlando, FL	Rental Housing	November 2021	100%	74.1	324	95%
The Burnham	Nashville, TN	Rental Housing	November 2021	100%	129.0	328	94%
Flats on Front	Wilmington, NC	Rental Housing	December 2021	100%	97.5	273	99%
Verso	Beaverton, OR	Rental Housing	December 2021	100%	74.0	172	98%
2626 South Side Flats	Pittsburgh, PA	Rental Housing	January 2022	100%	90.0	264	98%
The Parker at Huntington Metro	Alexandria, VA	Rental Housing	March 2022	100%	136.0	360	98%
Briggs + Union	Mount Laurel, NJ	Rental Housing	April 2022	100%	158.0	490	97%
Single-Family Rentals	Various	Rental Housing	Various	100%	128.5	486	91%
Principal Place(5)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Two Liberty Center	Arlington, VA	Office	August 2019	97%	91.2	179,000	90%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	93%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	82%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
Total					$1,751.0

(1)	Investments in real estate properties includes our consolidated property investments and our unconsolidated investment in Principal Place.
(2)	The joint venture agreements entered into by us (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(3)	Purchase price is presented in millions and excludes acquisition costs.
(4)
For rental housing investments, except single-family rentals, occupancy represents the percentage of all leased units divided by the total available units as of the date indicated. Single-family rentals occupancy represents all occupied homes divided by the total stabilized homes as of the date indicated. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of the date indicated.

(5)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.

Investments in Real Estate-Related Loans and Securities
The following table details our investments in real estate-related loans as of June 30, 2023 ($ in thousands):

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Allowance Adjustment	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000	$(35)	$—	$24,965
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023(3)	Principal due at maturity(4)	6,315	—	(1,062)	5,253
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023(3)	Principal due at maturity(4)	1,529	—	(238)	1,291
Total					$32,844	$(35)	$(1,300)	$31,509

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of June 30, 2023, one-month LIBOR was equal to 5.22%.
(2)	Our investment is held through a membership interest in an entity which aggregates our interest with interests held by other funds managed by the Sub-Adviser. We have been allocated our proportionate share of the loan based on our membership interest in the aggregating entity.
(3)	The Sub-Adviser is negotiating a loan modification with the borrower.
(4)	The loan agreement requires mandatory prepayments simultaneous with the closing of the sale of any condominium unit.
The following table details our investments in real estate-related securities as of June 30, 2023 ($ in thousands):

Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	33	L+3.58%	October 2025	$170,731	$162,687	$163,925
CMBS - fixed	7	4.51%	September 2024	54,458	49,722	47,499
RMBS - floating	11	L+2.30%	February 2025	23,860	23,524	23,781
RMBS - fixed	28	4.81%	June 2026	45,231	43,950	42,702
Total	79	7.24%	August 2025	$294,280	$279,883	$277,907

(1)
The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR and Secured Overnight Financing Rate (“SOFR”), as applicable to each security and loan. As of June 30, 2023, one-month LIBOR was equal to 5.22%. As of June 30, 2023, SOFR was equal to 5.09%.

(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
Lease Expirations
The following table details the expiring leases at our consolidated office, logistics, and net lease properties by annualized base rent and square footage as of June 30, 2023 ($ and square feet data in thousands). The table below excludes our rental housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023 (remaining)	7	$2,099	6%	43	3%
2024	6	507	2%	53	3%
2025	17	3,353	10%	112	7%
2026	8	2,794	8%	94	6%
2027	3	1,029	3%	55	3%
2028	9	1,940	6%	52	3%
2029	5	3,293	10%	170	11%
2030	3	553	2%	54	3%
2031	—	—	—%	—	—%
2032	1	1,343	4%	211	13%
Thereafter	4	16,529	49%	770	48%
Total	63	$33,440	100%	1,614	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022	$	2023	2022	$
Revenues
Rental revenues	$33,502	$27,038	$6,464	$63,975	$48,698	$15,277
Other revenues	3,646	2,755	891	6,205	4,648	1,557
Total revenues	37,148	29,793	7,355	70,180	53,346	16,834
Expenses
Rental property operating	14,880	9,659	5,221	26,608	17,582	9,026
General and administrative	2,229	2,484	(255)	4,545	4,474	71
Management fee	3,579	2,096	1,483	7,257	3,293	3,964
Performance fee	—	4,718	(4,718)	—	8,231	(8,231)
Depreciation and amortization	12,765	15,348	(2,583)	25,569	28,543	(2,974)
Total expenses	33,453	34,305	(852)	63,979	62,123	1,856
Other (expense) income
Income from real estate-related loans and securities	5,149	1,418	3,731	11,512	2,489	9,023
Interest expense	(14,498)	(8,050)	(6,448)	(28,430)	(14,773)	(13,657)
Realized (loss) gain on real estate investments, net	639	—	639	504	669	(165)
Realized gain on financial instruments	4	7,094	(7,090)	105	7,094	(6,989)
Unrealized (loss) gain on investments, net	6,210	(7,799)	14,009	1,567	(1,008)	2,575
Total other (expense) income	(2,496)	(7,337)	4,841	(14,742)	(5,529)	(9,213)
Net income (loss)	$1,199	$(11,849)	$13,048	$(8,541)	$(14,306)	$5,765
Net (income) loss attributable to non-controlling interests in third party joint ventures	(67)	29	(96)	42	23	19
Net income attributable to non-controlling interests - preferred stockholders	(45)	—	(45)	(45)	—	(45)
Net loss attributable to redeemable non-controlling interests	(2)	3,673	(3,675)	6	4,648	(4,642)
Net loss attributable to stockholders	$1,085	$(8,147)	$9,232	$(8,538)	$(9,635)	$1,097
Per common share data:
Net income (loss) per share of common stock - basic and diluted	$0.01	$(0.18)	$0.19	(0.09)	$(0.25)	$0.16
Weighted average number of shares outstanding - basic and diluted	94,231	44,702	49,529	94,120	38,235	55,885
Revenues
Revenues primarily consist of base rent arising from tenant leases at our rental housing, net lease, office and logistics properties. During the three and six months ended June 30, 2023, revenues increased $7.4 million to $37.1 million and increased $16.8 million to $70.2 million compared to the three and six months ended June 30, 2022, respectively. The increase was primarily driven by rental revenue generated from property acquisitions. Rental revenue also increased due to same property rental growth at certain rental housing properties. The components of revenue during these periods are as follows ($ in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022	$	2023	2022	$
Rental revenue	$28,909	$25,639	$3,270	$57,427	$45,399	$12,028
Tenant reimbursements	4,593	1,399	3,194	6,548	3,299	3,249
Ancillary income and fees	3,646	2,755	891	6,205	4,648	1,557
Total revenue	$37,148	$29,793	$7,355	$70,180	$53,346	$16,834

Rental Property Operating Expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. During the three and six months ended June 30, 2023, rental property operating expenses increased $5.2 million to $14.9 million and increased $9.0 million to $26.6 million compared to the three and six months ended June 30, 2022, respectively. The increase was primarily due to property acquisitions during the period. Same property operating expenses also contributed to the increase in rental property operating expenses.
General and Administrative Expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the three and six months ended June 30, 2023, general and administrative expenses decreased $0.3 million to $2.2 million and increased $0.1 million to $4.5 million compared to the three and six months ended June 30, 2022, respectively.
Management Fee
Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the three and six months ended June 30, 2023, management fees increased $1.5 million to $3.6 million and increased $4.0 million to $7.3 million compared to the three and six months ended June 30, 2022, respectively. Management fees are calculated based on our aggregate NAV of Class S, Class I, Class T, Class D, and Class C shares (no management fees are paid on Class E shares) and are paid monthly. The increase in the current period was due to the growth of our NAV of Class S, Class I, Class D and Class C shares, which increased by $146.5 million from June 30, 2022 to June 30, 2023 primarily due to the issuance of new shares.
Performance Fee
Performance fees relate to amounts payable to the Adviser based on the total return for the period, subject to a minimum return hurdle. Total return is defined as distributions paid or accrued plus the change in NAV, adjusted for subscriptions and repurchases. The performance fee is accrued monthly and becomes payable at the end of each calendar year. There was no performance fee accrued during the three months ended June 30, 2023 due to the total return not exceeding the hurdle. During the three and six months ended June 30, 2022, the accrued performance fee was $4.7 million and $8.2 million, respectively, due to the higher total return in the prior year.
Depreciation and Amortization
During the three and six months ended June 30, 2023, depreciation and amortization decreased $2.6 million to $12.8 million and decreased $3.0 million to $25.6 million compared to the three and six months ended June 30, 2022.
Income from Real Estate-Related Loans and Securities
During the three and six months ended June 30, 2023, interest income from real estate-related loans and securities increased $3.7 million to $5.1 million and increased $9.0 million to $11.5 million compared to the three and six months ended June 30, 2022, respectively. The increase in interest income is due to acquisition activity of real estate-related securities over the course of the last twelve months. As of June 30, 2023, we owned 79 positions in real estate-related loans and securities, compared to just seven positions as of June 30, 2022. As of June 30, 2023, our investments in real estate-related securities had a weighted average coupon of 7.24%.
Interest Expense
Interest expense is primarily related to interest payable on our mortgage loans, secured term loan, Secured Credit Facility and Affiliate Line of Credit. Interest expense increased $6.4 million to $14.5 million and increased $13.7 million to $28.4 million during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively. The increase was primarily due to the impact of rising interest rates on our variable rate debt as well as additional indebtedness due to property acquisitions.
Realized (Loss) Gain on Real Estate Investments, Net
Realized (loss) gain on real estate investments is related to the gains and losses recognized upon disposition of our investments in real estate and real estate-related loans and securities. During the six months ended June 30, 2023, we sold real estate-related securities for aggregate gross proceeds of $62.6 million resulting in a realized loss of $0.5 million, compared to the sale of real estate related securities for aggregate gross proceeds of $3.1 million resulting in a realized gain of $0.7 million during the six months ended June 30, 2022.
Realized Gain on Financial Instruments
Realized gains on financial instruments consist of foreign currency swap settlements related to our unconsolidated non-U.S. investment in Principal Place. For the three and six months ended June 30, 2023 we had realized gains on financial instruments of $0.0 million and $0.1 million, respectively, due to decreases in the GBP to USD exchange rate. We had realized gains on financial instruments of $7.1 million during the three and six months ended June 30, 2022.

Unrealized (Loss) Gain on Investments, Net
Unrealized (loss) gain on investments, net consist of changes in the fair value of our investments in real estate-related securities and investments in unconsolidated entities. During the three and six months ended June 30, 2023, we recognized unrealized gains of $6.2 million and $1.6 million, respectively, compared to unrealized losses of $7.8 million and $1.0 million during the three and six months ended June 30, 2022, respectively. The unrealized gain during the current period was primarily attributable to an increase in the fair value of our derivative instruments.
Net (Income) Loss Attributable to Redeemable Non-Controlling Interests
Net loss attributable to redeemable non-controlling interests was $0.0 million for the six months ended June 30, 2023 as compared to Net loss attributable to redeemable non-controlling interests of $4.6 million for the six months ended June 30, 2022. The loss or income allocable to redeemable non-controlling interests is related to interests held in the Operating Partnership by parties other than us.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended June 30, 2023, our Total Operating Expenses did not exceed the 2%/25% Limitation.

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
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $385.3 million of liquidity as of June 30, 2023, consisting of $49.6 million of unrestricted cash and cash equivalents, $29.7 million of short-term U.S. Treasury Bonds, $181.0 million of undrawn available capacity on our Secured Credit Facility and $125.0 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-related securities, which totaled $277.9 million as of June 30, 2023.
Our portfolio remains conservatively leveraged at 44.8% as of June 30, 2023, and we believe we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments. The leverage ratio would be higher if our pro rata share of debt within our unconsolidated investment was included in the calculation.
We expect our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the three months ended June 30, 2023, we received $41.9 million of proceeds from the sale of shares of our common stock, including proceeds from our private offerings. In addition, during the three and six months ended June 30, 2023, we repurchased $48.4 million and $93.1 million in shares of our common stock under our share repurchase plan.

The following table is a summary of our indebtedness as of June 30, 2023 ($ in thousands):

Indebtedness	Interest Rate(1)	Maturity Date(2)	Maximum Facility Size	Principal Balance Outstanding
Anzio Apartments mortgage loan	L+1.59%(8)	May 2029		$44,400
Two Liberty Center mortgage loan	SOFR+1.60%(6)	August 2024		62,085
Lakes at West Covina mortgage loan	SOFR+1.66%(7)	February 2025		25,604
Arbors of Las Colinas mortgage loan	SOFR+2.24%	January 2031		45,950
1110 Key Federal Hill mortgage loan	2.34%	October 2028		51,520
Domain mortgage loan	SOFR+1.50%	December 2026		48,700
DreamWorks Animation Studios mortgage loan	3.20%	March 2029		212,200
Briggs + Union mortgage loan	SOFR+1.75%	December 2027		80,000
Secured Multifamily Term Loan(3)	SOFR+1.70%	March 2027		372,760
Secured Credit Facility(4)	SOFR+2.00%	January 2025	$300,000	118,985
Affiliate Line of Credit(5)	SOFR+2.25%	November 2023	$125,000	—
Total Indebtedness				$1,062,204

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of June 30, 2023 and December 31, 2022, one-month LIBOR was 5.22% and 4.39%, respectively. As of June 30, 2023 and December 31, 2022, SOFR was 5.09% and 4.30%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.
(3)
As of June 30, 2023, borrowings on the Secured Multifamily Term Loan are secured by The Burnham, Flats on Front, Verso, 2626 South Side Flats and The Parker at Huntington Metro. The Secured Multifamily Term Loan matures on March 21, 2025, and has two one-year extension options to March 2026 and 2027, subject to certain conditions.

(4)
As of June 30, 2023, borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rentals.

(5)	Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to us or our subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.
(6)	In April 2023, the interest rate benchmark was converted from LIBOR to SOFR and the spread was adjusted from 1.50% to 1.60%.
(7)	In March 2023, the interest rate benchmark was converted from LIBOR to SOFR and the spread was adjusted from 1.55% to 1.66%.
(8)	Subsequent to June 30, 2023, the interest rate benchmark was converted from LIBOR to SOFR plus a 0.11% credit adjustment.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six months ended
	June 30, 2023	June 30, 2022
Cash flows provided by operating activities	$17,102	$34,235
Cash flows provided by (used in) investing activities	3,036	(582,627)
Cash (used in) provided by financing activities	(34,207)	667,019
Net change in cash and cash equivalents and restricted cash	$(14,069)	$118,627

Cash flows provided by operating activities decreased $17.1 million during the six months ended June 30, 2023 compared to the corresponding period in 2022. The decrease is primarily due to $8.8 million of upfront derivative acquisition costs in the current period, which are deferred and amortized to net income over the term of the instrument, as well as increased interest expense as a result of rising interest rates on our floating rate debt. This decrease was partially offset by an increase in rental revenues compared to the prior period.
Cash flows (used in) provided by investing activities increased $585.7 million for the six months ended June 30, 2023 compared to the corresponding period in 2022. The increase is primarily due to a net decrease of $606.9 million used in the acquisitions of real estate, real estate-related securities and trading securities. This was partially offset by $28.8 million of proceeds received in the prior period from the sale of preferred membership interests.
Cash flows (used in) provided by financing activities decreased $701.2 million for the six months ended June 30, 2023 compared to the corresponding period in 2022. The decrease is due to a $259.5 million decrease in borrowings, net of repayments, a $248.7 million decrease in proceeds from the issuance of common stock, a $75.4 million increase in repurchases of common stock, a $73.8 million decrease in subscriptions received in advance, and a $38.0 million decrease in proceeds received from the issuance of OP Units.
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
Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of June 30, 2023 ($ and shares/units in thousands):

Components of NAV	June 30, 2023
Investments in real estate	$1,756,337
Investments in real estate-related loans and securities	310,305
Investments in unconsolidated entities	79,600
Cash and cash equivalents	49,561
Restricted cash	16,369
Other assets	60,289
Debt obligations	(1,035,137)
Accrued stockholder servicing fees(1)	(328)
Management fee payable	(1,161)
Dividend payable	(5,357)
Subscriptions received in advance	(3,804)
Other liabilities	(54,774)
Non-controlling interests in joint ventures	(20,380)
Net asset value	$1,151,520
Number of shares/units outstanding	92,163

(1)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of June 30, 2023, we have accrued under GAAP approximately $28.0 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2023 ($ and shares/    units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party Operating Partnership Units(2)	Total
Net asset value	$453,813	$531,682	$1,648	$—	$121,073	$42,343	$961	$1,151,520
Number of shares/units outstanding	36,391	42,330	131	—	9,856	3,378	77	92,163
NAV Per Share/Unit as of June 30, 2023	$12.4704	$12.5603	$12.6073	$—	$12.2839	$12.5345	$12.5345

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes the units of the Operating Partnership held by parties other than us.

As of June 30, 2023, no Class T shares had been issued.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2023 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	6.7%	5.2%
Net Lease	6.4%	4.6%
Office	8.3%	6.8%
Logistics	6.7%	5.6%

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Net Lease Investment Values	Office Investment Values	Logistics Investment Values
Discount Rate	.25% Decrease	2.0%	2.0%	2.1%	2.0%
(weighted average)	.25% Increase	(1.9)%	(2.0)%	(2.0)%	(1.9)%
Exit Capitalization Rate	.25% Decrease	3.1%	3.9%	2.5%	3.0%
(weighted average)	.25% Increase	(2.8)%	(3.3)%	(2.3)%	(2.8)%

The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines.

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2023
Stockholders’ equity under U.S. GAAP	$927,975
Redeemable non-controlling interest	961
Total partners’ capital of Operating Partnership under GAAP	928,936
Adjustments:
Accrued stockholder servicing fee	27,638
Deferred rent	(4,946)
Advanced organizational and offering costs	11,243
Unrealized net real estate appreciation	70,721
Accumulated amortization of discount	(36)
Accumulated depreciation and amortization	117,964
NAV	$1,151,520

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

•The Adviser and its affiliates advanced organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 5, 2023, subject to the following reimbursement terms: (1) all such advanced expenses paid through July 5, 2022 are reimbursed ratably over the 60 months following July 6, 2022; and (2) all such advanced expenses paid from July 6, 2022 through July 5, 2023 are reimbursed ratably over the 60 months following July 6, 2023. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For purposes of calculating NAV, such costs are recognized as a reduction to NAV as they are reimbursed to the Adviser.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders and redeemable non-controlling interests. We believe it is meaningful to include redeemable non-controlling interests since it is a component of our NAV ($ in thousands):

	Six months ended
	June 30, 2023	June 30, 2022
Net loss attributable to REIT shareholders including Redeemable non-controlling interest	$(8,544)	$(14,283)
Adjustments to arrive at FFO:
Depreciation and amortization	25,569	28,543
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(396)	(376)
FFO attributable to stockholders and redeemable non-controlling interests	$16,629	$13,884
Adjustments to arrive at AFFO:
Straight-line rental income	$(814)	$(1,157)
Amortization of above and below market leases and lease inducements	(538)	(686)
Amortization of deferred financing costs	1,590	1,130
Amortization of origination fees and discount	(49)	(112)
Amortization of restricted stock awards	177	81
Unrealized (gain) loss on investments(1)	(1,567)	1,008
Non-cash performance fee	—	8,231
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(6)	(9)
AFFO attributable to stockholders and redeemable non-controlling interests	15,422	22,370
Adjustments to arrive at FAD:
Realized (gain) loss on investments in real estate loans and securities	(504)	(669)
Non-cash management fee	7,257	3,293
Stockholder servicing fees	(2,038)	(1,362)
FAD attributable to stockholders and redeemable non-controlling interests	$20,137	$23,632

(1)
Unrealized (gain) loss on investments relates to mark-to-market changes on our investments in real estate-related securities, derivative contracts, and unconsolidated joint venture reported at fair value. Unrealized (gain) loss on investments includes $2.1 million and $2.1 million of net operating income less interest expense attributable to our share in the unconsolidated joint venture reported at fair value for the six months ended June 30, 2023 and 2022, respectively.

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
The following table details the aggregate net distributions declared for each class of common stock for the six months ended June 30, 2023:

	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.7763	$0.7763	$0.7763	$—	$0.7763	$0.7763
Stockholder servicing fee per share of common stock	(0.0545)	—	(0.0162)	—	—	—
Management fee per share of common stock	(0.0816)	(0.0822)	(0.0820)	—	(0.0803)	—
Performance fee per share of common stock	(0.3353)	(0.3353)	(0.3353)	—	(0.3353)	—
Net distributions declared per share of common stock	$0.3049	$0.3588	$0.3428	$—	$0.3607	$0.7763

(1)	We did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the six months ended June 30, 2023.

The following tables summarize our distributions declared during the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$6,686	42%	$5,098	60%
Reinvested in shares	9,390	58%	3,384	40%
Total distributions	$16,076	100%	$8,482	100%

Sources of Distributions
Cash flows from operating activities(1)	$16,076	100%	$8,482	100%
Total sources of distributions	$16,076	100%	$8,482	100%

Cash flows from operating activities	$15,378		$23,778
Funds from Operations(2)	$13,655		$3,234
Adjusted Funds from Operations(2)	$7,577		$14,555
Funds Available for Distribution(2)	$9,534		$15,875

(1)	Includes cash flows from operating activities in prior periods. As of June 30, 2023, our distributions since inception have been funded 100% from cash flows from operating activities.
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

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$13,501	41%	$7,325	55%
Reinvested in shares	19,647	59%	5,959	45%
Total distributions	$33,148	100%	$13,284	100%

Sources of Distributions
Cash flows from operating activities(1)	$33,148	100%	$13,284	100%
Total sources of distributions	$33,148	100%	$13,284	100%

Cash flows from operating activities	$17,102		$34,235
Funds from Operations(2)	$16,629		$13,884
Adjusted Funds from Operations(2)	$15,422		$22,370
Funds Available for Distribution(2)	$20,137		$23,632

(1)	Includes cash flows from operating activities in prior periods. As of June 30, 2023, our distributions since inception have been funded 100% from cash flows from operating activities.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2023, the outstanding principal balance of our variable rate indebtedness was $798.5 million.
Certain of our mortgage loans and other indebtedness are variable rate and are indexed to the U.S. Dollar denominated LIBOR and the U.S. Dollar denominated SOFR (the “Reference Rates”). For the six months ended June 30, 2023, a 10% increase in the Reference Rate would have resulted in increased interest expense of $0.8 million. We have executed interest rate swaps and caps with a notional amount of $454.2 million as of June 30, 2023 to hedge the risk of increasing interest rates.
Investments in Real Estate-Related Loans and Securities
As of June 30, 2023, we held $309.4 million of investments in real estate-related loans and securities. Certain of our investments are floating rate and indexed to the Reference Rate and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the six months ended June 30, 2023, a 10% increase or decrease in the Reference Rate would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.6 million.
We may also be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of June 30, 2023, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $31.0 million.
Foreign Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar (“USD”). We seek to manage or mitigate our exposure to the effects of currency changes by entering into derivative financial instruments to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, changes in the timing or amount of foreign currency denominated cash flows from our non-U.S. investments. As of June 30, 2023, we have one foreign currency derivative with a notional hedged amount of £62.1 million GBP.
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
LIBOR Transition
In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced its intention to cease sustaining LIBOR by the end of 2021. The ICE Benchmark Administration (the “IBA”), which is supervised by the FCA, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021, and the remaining USD LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) ended following their publication on June 30, 2023. On April 3, 2023, the FCA announced that it will compel the IBA to publish an unrepresentative synthetic USD LIBOR through September 30, 2024 for use in legacy contracts. As of June 30, 2023, the Company has adopted the transition and it had a minimal impact on the Company’s consolidated financial statements and disclosures.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
During the three months ended June 30, 2023, we sold equity securities that were not registered under the Securities Act. As described in Note 10 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the Adviser is entitled to a management fee payable monthly in cash or shares of common stock, in each case at the Adviser’s election. For the three months ended June 30, 2023, the Adviser elected to receive its management fees in Class I shares and we issued 186,733 unregistered Class I shares to the Adviser in satisfaction of the April 2023 and May 2023 management fees of $2.4 million. Additionally, we issued 90,722 unregistered Class I shares to the Adviser in July 2023 in satisfaction of the June 2023 management fee of $1.2 million. These shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Adviser was made pursuant to Section 4(a)(2) of the Securities Act.
We have also sold Class I and Class C shares in private offerings to feeder vehicles that offer interests in such feeder vehicles to non-U.S. persons. These shares were issued at the applicable NAV per share on the date the shares were sold. The offer and sale of Class I and Class C shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended June 30, 2023, we issued 882,500 unregistered Class I and Class C shares to feeder vehicles for aggregate consideration of $11.4 million, including unregistered shares issued pursuant to our distribution reinvestment plan.
We have also sold Class I and Class E shares to Brookfield and its affiliates and certain of Brookfield’s and Oaktree’s employees in one or more private offerings. These shares were issued at the applicable NAV per share on the date the shares were sold. The offer and sale of Class I and Class E shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D thereunder. During the three months ended June 30, 2023, we issued 1,739,656 unregistered Class I and Class E shares to Brookfield and its affiliates and certain of Brookfield’s and Oaktree’s employees for aggregate consideration of $22.8 million, including unregistered shares issued pursuant to our distribution reinvestment plan.

Share Repurchases
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan.
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an “Early Repurchase Deduction”) subject to certain limited exceptions. Settlements of share repurchases will be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan, to shares the Adviser elects to receive instead of cash in respect of its management or performance fees, or to shares issued to an affiliate of Brookfield in exchange for Class E units of the Operating Partnership ("Class E OP Units") that were issued to such entity in connection with its contribution of certain assets to the Operating Partnership in connection with the Adviser Transition. In addition, shares of our common stock are sold to certain feeder vehicles primarily created to hold our shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, we may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
The total amount of aggregate repurchases of our common stock (excluding any Early Repurchase Deduction) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding quarter). The monthly and quarterly repurchase limits exclude shares repurchased from the Adviser that were issued as payment of management or performance fees.
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
Pursuant to the Brookfield Repurchase Arrangement, we and the Operating Partnership will offer to repurchase shares of common stock or Class E OP Units, as applicable, from the Brookfield Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Class E OP Units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50.0 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Class E OP units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) the date that is the third anniversary of the date of the prospectus for the Follow-On Public Offering. Following such date, the Brookfield Investor may cause us to repurchase its shares and Class E OP Units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Follow-On Public Offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of our common stock or units of the Operating Partnership held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. Shares of our common stock or Class E OP Units held by the Brookfield Investor that were not issued as consideration for the contribution of the Brookfield Portfolio are not subject to the Brookfield Repurchase Arrangement, but may be redeemed, in whole or in part, for cash upon the request of the Brookfield Investor, subject to the limitations of our share purchase plan. For the six months ended June 30, 2023, the Company and the Operating Partnership did not repurchase any shares or OP Units as part of the Brookfield Repurchase Arrangement.
During the three months ended June 30, 2023, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding(2)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
April 2023	854,979	0.91%	$12.8243	854,979	—
May 2023	1,171,360	1.24%	$12.8847	1,171,360	—
June 2023(4)	2,033,649	2.16%	$12.7659	1,753,110	—
Total	4,059,988			3,779,449

(1)	Repurchases are limited under the share repurchase plan as described above.
(2)	Includes shares repurchased outside of the share repurchase plan. Shares repurchased under the share repurchase plan as a percentage of monthly NAV were 0.93%, 1.25%, and 1.88% for April 2023, May 2023 and June 2023, respectively.
(3)	All repurchase requests under our share repurchase plan were satisfied during the period.
(4)	Includes 280,539 Class I shares repurchased from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
On August 9, 2023, our board of directors approved certain amendments to our valuation guidelines in order to update our valuation process for international properties.

ITEM 6.    EXHIBITS

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

Brookfield Real Estate Income Trust Inc.

August 11, 2023	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer
(Principal Executive Officer)

August 11, 2023	/s/ Dana E. Petitto
Date	Dana E. Petitto
Chief Financial Officer
(Principal Financial Officer)

August 11, 2023	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Accounting Officer
(Principal Accounting Officer)