Form 10-Q
period 2023-09-30
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2023-11-14
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
The number of the registrant’s outstanding shares of common stock as of October 31, 2023 was 89,766,606, consisting of 41,836,001 Class I shares, par value $0.01 per share, 35,060,025 Class S shares, par value $0.01 per share, 148,180 Class D shares, par value $0.01 per share, 9,359,755 Class C shares, no par value per share, and 3,362,645 Class E shares, no par value per share.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2023	December 31, 2022
Assets
Investments in real estate, net	$1,554,286	$1,580,964
Investments in real estate-related loans and securities, net	277,222	332,654
Investments in unconsolidated entities	76,992	80,591
Intangible assets, net	42,355	44,695
Cash and cash equivalents	41,111	61,824
Restricted cash	14,872	18,175
Accounts and other receivables, net	10,738	8,382
Other assets	49,936	23,188
Total Assets	$2,067,512	$2,150,473
Liabilities and Equity
Mortgage loans and secured credit facility, net	$1,057,575	$1,054,297
Due to affiliates	45,104	52,294
Intangible liabilities, net	26,464	27,475
Accounts payable, accrued expenses and other liabilities	44,543	39,591
Subscriptions received in advance	2,993	8,166
Total Liabilities	1,176,679	1,181,823
Commitments and contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	963	990
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 35,493 and 36,704 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	355	367
Common stock - Class I shares, $0.01 par value per share, 250,000 shares authorized; 41,735 and 42,397 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	417	424
Common stock - Class T shares, $0.01 par value per share, 225,000 shares authorized; no shares issued nor outstanding as of September 30, 2023 and December 31, 2022.	—	—
Common stock - Class D shares, $0.01 par value per share, 100,000 shares authorized; 150 and 36 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	1	—
Common stock - Class C shares, no par value per share, 100,000 shares authorized; 9,442 and 9,343 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	84	94
Common stock - Class E shares, no par value per share, 100,000 shares authorized; 3,346 and 3,210 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,046,794	1,063,038
Accumulated deficit	(162,138)	(100,709)
Total Stockholders’ Equity	885,513	963,214
Non-controlling interests attributable to third party joint ventures	3,982	4,071
Non-controlling interests attributable to preferred stockholders	375	375
Total Equity	889,870	967,660
Total Liabilities and Stockholders’ Equity	$2,067,512	$2,150,473

See accompanying notes to consolidated financial statements.

The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary ($ in thousands):

	September 30, 2023	December 31, 2022
Assets
Investments in real estate, net	$219,796	$223,810
Intangible assets, net	5,623	5,724
Cash and cash equivalents	1,852	2,243
Restricted cash	9,437	7,849
Accounts and other receivables, net	3,488	3,652
Other assets	4,498	655
Total Assets	$244,694	$243,933

Liabilities
Mortgage loans, net	$178,408	$177,354
Intangible liabilities, net	20	25
Accounts payable, accrued expenses and other liabilities	5,749	4,755
Total Liabilities	$184,177	$182,134

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental revenues	$32,076	$29,800	$96,051	$78,499
Other revenues	3,248	2,527	9,453	7,174
Total revenues	35,324	32,327	105,504	85,673
Expenses
Rental property operating	13,329	12,059	39,937	29,641
General and administrative	1,855	2,677	6,400	7,151
Management fee	3,397	3,484	10,655	6,776
Performance fee	—	3,682	—	11,913
Depreciation and amortization	12,999	13,773	38,568	42,316
Total expenses	31,580	35,675	95,560	97,797
Other (expense) income
Income from real estate-related loans and securities	6,142	3,158	17,654	5,647
Interest expense	(15,061)	(11,133)	(43,491)	(25,906)
Realized gain (loss) on real estate investments, net	742	(30)	1,246	639
Realized (loss) gain on financial instruments	(4,175)	3,319	(4,070)	10,413
Unrealized gain (loss) on investments, net	4,497	(7,359)	6,064	(8,367)
Total other (expense) income	(7,855)	(12,045)	(22,597)	(17,574)
Net loss	$(4,111)	$(15,393)	$(12,653)	$(29,698)
Net loss attributable to non-controlling interests in third party joint ventures	$192	$41	$235	$64
Net income attributable to non-controlling interests - preferred stockholders	—	(24)	(45)	(24)
Net loss attributable to redeemable non-controlling interests	4	13	10	4,661
Net loss attributable to stockholders	$(3,915)	$(15,363)	$(12,453)	$(24,997)
Per common share data:
Net loss per share of common stock - basic and diluted	$(0.04)	$(0.19)	$(0.13)	$(0.47)
Weighted average number of shares outstanding - basic and diluted	92,447	82,473	93,557	53,143

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Three months ended September 30, 2023
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at June 30, 2023	$423	$364	$94	$—	$1	$1,069,535	$(142,442)	$927,975	$4,127	$375	$932,477
Common stock issued	11	10	—	—	—	27,075	—	27,096	—	—	27,096
Stock-based compensation	—	—	—	—	—	65	—	65	—	—	65
Distribution reinvestment	5	2	—	—	—	9,103	—	9,110	—	—	9,110
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	47	—	47
Distributions	—	—	—	—	—	—	(15,777)	(15,777)	—	—	(15,777)
Common stock repurchased	(22)	(21)	(10)	—	—	(59,364)	—	(59,417)	—	—	(59,417)
Offering costs	—	—	—	—	—	385	—	385	—	—	385
Net loss	—	—	—	—	—	—	(3,919)	(3,919)	(192)	—	(4,111)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(5)	—	(5)	—	—	(5)
Balance at September 30, 2023	$417	$355	$84	$—	$1	$1,046,794	$(162,138)	$885,513	$3,982	$375	$889,870

Three months ended September 30, 2022
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at June 30, 2022	$329	$300	$69	$—	$—	$811,120	$(46,526)	765,292	$4,230	$375	769,897
Common stock issued	86	36	23	—	—	199,901	—	200,046	—	—	200,046
Stock-based compensation	—	—	—	—	—	161	—	161	—	—	161
Distribution reinvestment	4	2	—	—	—	8,422	—	8,428	—	—	8,428
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	31	—	31
Distributions	—	—	—	—	—	—	(14,033)	(14,033)	(66)	—	(14,099)
Common stock repurchased	(6)	(8)	—	—	—	(22,345)	—	(22,359)	—	—	(22,359)
Offering costs	—	—	—	—	—	(5,037)	—	(5,037)	—	—	(5,037)
Net loss	—	—	—	—	—	—	(15,376)	(15,376)	(41)	—	(15,417)
Allocation to redeemable non-controlling interests	—	—	—	—	—	837	13	850	—	—	850
Balance at September 30, 2022	$413	$330	$92	$—	$—	$993,059	$(75,922)	$917,972	$4,154	$375	$922,501

See accompanying notes to consolidated financial statements.

Nine Months Ended September 30, 2023
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2022	$424	$367	$94	$—	$—	$1,063,079	$(100,750)	$963,214	$4,071	$375	$967,660
Common stock issued	50	33	—	—	1	121,398	—	121,482	—	—	121,482
Stock-based compensation	—	—	—	—	—	242	—	242	—	—	242
Distribution reinvestment	13	7	—	—	—	28,672	—	28,692	—	—	28,692
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	152	—	152
Distributions	—	—	—	—	—	—	(48,925)	(48,925)	(6)	(45)	(48,976)
Common stock repurchased	(70)	(52)	(10)	—	—	(166,008)	—	(166,140)	—	—	(166,140)
Offering costs	—	—	—	—	—	(605)	—	(605)	—	—	(605)
Net (loss) income	—	—	—	—	—	—	(12,463)	(12,463)	(235)	45	(12,653)
Allocation to redeemable non-controlling interests	—	—	—	—	—	16	—	16	—	—	16
Balance at September 30, 2023	$417	$355	$84	$—	$1	$1,046,794	$(162,138)	$885,513	$3,982	$375	$889,870

Nine Months Ended September 30, 2022
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2021	$28	$200	$16	$—	$—	$249,426	$(23,608)	$226,062	$4,519	$375	$230,956
Common stock issued	389	139	76	—	—	831,932	—	832,536	—	—	832,536
Stock-based compensation	—	—	—	—	—	241	—	241	—	—	241
Distribution reinvestment	4	6	—	—	—	14,378	—	14,388	—	—	14,388
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	63	—	63
Distributions	—	—	—	—	—	—	(27,316)	(27,316)	(365)	(24)	(27,705)
Common stock repurchased	(8)	(15)	—	—	—	(36,659)	—	(36,682)	—	—	(36,682)
Offering costs	—	—	—	—	—	(17,089)	—	(17,089)	—	—	(17,089)
Net (loss) income	—	—	—	—	—	—	(29,659)	(29,659)	(63)	24	(29,698)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(49,170)	4,661	(44,509)	—	—	(44,509)
Balance at September 30, 2022	$413	$330	$92	$—	$—	$993,059	$(75,922)	$917,972	$4,154	$375	$922,501

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,653)	$(29,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,568	42,316
Management fees	10,655	6,776
Performance fees	—	11,913
Amortization of above and below market leases and lease inducements	(768)	(810)
Amortization of restricted stock grants	242	242
Amortization of deferred financing costs	2,401	2,066
Amortization of upfront derivative acquisition costs	1,428	—
Provision for current expected credit losses	1,765	—
Amortization of origination fees and discount	(70)	(158)
Paid-in-kind interest	—	193
Realized gain on investments in real estate-related loans and securities	(1,246)	(639)
Unrealized (gain) loss on investments	(6,064)	8,367
Distributions of earnings from unconsolidated entities	3,467	2,397
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(527)	(297)
Upfront derivative acquisition costs	(10,119)	—
(Increase) decrease in other assets	(744)	6,231
Increase in accounts and other receivables	(2,390)	(9,599)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,324)	14,889
Increase in due to affiliates	544	1,143
Net cash provided by operating activities	23,165	55,332

Cash flows from investing activities
Acquisitions of real estate	(1,561)	(545,159)
Purchase of real estate-related loans and securities	(51,493)	(263,957)
Proceeds from sale of real estate-related loans and securities	87,645	6,022
Proceeds from principal repayments of real estate-related loans and securities	13,471	4,493
Capital improvements to real estate	(6,819)	(11,865)
Proceeds from sale of preferred membership interests	—	28,831
Purchase of trading securities	(181,664)	(14,872)
Proceeds from sale of trading securities	175,816	14,875
Net cash provided by (used in) investing activities	35,395	(781,632)

Cash flows from financing activities:
Borrowings from mortgage loans	911	584,960
Borrowings from secured credit facility	—	264,077
Repayment of mortgage loans	—	(214,750)
Repayment of secured credit facility	—	(256,861)
Borrowings from affiliate line of credit	—	43,000
Repayment of affiliate line of credit	—	(148,000)
Proceeds from issuance of OP units	—	38,000
Payment of deferred financing costs	(35)	(3,779)
Proceeds from issuance of common stock	95,976	517,202
Repurchases of common stock	(156,655)	(37,111)
Subscriptions received in advance	2,993	22,074
Payment of organizational and offering costs	(5,575)	(5,574)
Distributions to non-controlling interests	(6)	(364)
Contributions from non-controlling interests	152	63
Distributions	(20,292)	(9,441)
Distributions to non-controlling interests attributable to preferred stockholders	(45)	(24)
Net cash (used in) provided by financing activities	(82,576)	793,472

Net change in cash and cash-equivalents and restricted cash	(24,016)	67,172
Cash and cash-equivalents and restricted cash, beginning of period	79,999	60,784
Cash and cash-equivalents and restricted cash, end of period	$55,983	$127,956

See accompanying notes to financial statements.

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$41,111	$96,156
Restricted cash	14,872	31,800
Total cash and cash equivalents and restricted cash	$55,983	$127,956

Supplemental disclosures:
Interest paid	$39,003	$23,409
Non-cash investing and financing activities:
Accrued distributions	$(6)	$2,106
Accrued stockholder servicing fee due to affiliate	$15	$14,333
Accrued offering costs	$453	$71
Accrued capital improvements	$(487)	$165
Accrued repurchases of common stock in accounts payable	$6,007	$4,660
Accrued repurchases of common stock in due to affiliates	$3,478	$—

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
As of September 30, 2023, the Company owned 19 investments in real estate, one investment in an unconsolidated real estate venture, three investments in real estate-related loans, and 74 investments in real estate-related debt securities. The Company currently operates in five reportable segments: rental housing, net lease, office, logistics, and real estate-related loans and securities. Rental housing includes multifamily and single-family rental homes. Effective June 30, 2023, the Company made changes to its reportable segments as detailed in Note 14 — “Segment Reporting” to the Company’s Consolidated Financial Statements.

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
The Company consolidates all entities in which it retains a controlling financial interest through majority ownership or voting rights and entities that meet the definition of a variable interest entity (“VIE”) for which it is deemed to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entity as its sole general partner. The Company also consolidates all VIEs for which it is the primary beneficiary. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities is accounted for using the equity method of accounting. Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2023.
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
The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. In reviewing the portfolio, the Company’s management examines the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, changes in holding period, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset for which indicators of impairment are identified, the Company performs a recoverability analysis that compares future undiscounted cash flows expected to result from the Company’s use and eventual disposition of the asset to its carrying value. If the undiscounted cash flow analysis yields an amount that is less than the asset’s carrying amount, an impairment loss will be recorded equal to the amount by which the carrying value of the asset exceeds its estimated fair value. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the periods presented, no such impairment occurred.
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of September 30, 2023 and December 31, 2022.
Investments in Unconsolidated Entities
The Company has elected the FVO for its investment in unconsolidated entities and therefore reports this investment at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Unrealized gain (loss) on investments, net on the Company’s Consolidated Statements of Operations. For further details on the Company’s investments in unconsolidated entities, see Note 4 — “Investments in Unconsolidated Entities” to the Company’s Consolidated Financial Statements.
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
Interest income related to the Company’s loans is recognized based upon the contractual interest rate and unpaid principal balance of the loans as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. Net deferred loan fees on originated loans are deferred and amortized as adjustments to interest income over the expected life of the loans using the effective yield method. Premium or discount on purchased loans are amortized as adjustments to interest income over the expected life of the loans using the effective yield method. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as additional interest income.
The Company assesses the collectability of its real estate-related loans to estimate credit losses over the contractual term of each loan on a periodic basis. The Company’s estimate of credit losses is based on relevant factors, including historical realized loss rates, current market conditions, and reasonable and supportable forecasts that affect the collectability of its investments. The Company also considers, among other things, payment status, lien position, borrower or tenant financial resources, and underlying collateral. The Company recognizes an allowance for credit loss when the carrying amount of a loan differs from the amount expected to be collected. For further details on the Company’s allowance for credit loss, see Note 6 — “Investments in Real Estate-Related Loans and Securities” to the Company’s Consolidated Financial Statements.
The Company has elected to classify its real estate debt securities as trading securities and carry such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Unrealized gain (loss) on investments, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security. Interest income from real estate-related debt securities is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
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
Restricted Cash
Restricted cash primarily consists of tenant security deposits and reserves held in escrow related to real estate taxes, interest rate derivatives, capital expenditures and insurance in connection with mortgages at certain of the Company’s properties. Restricted cash also consists of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company.
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Unrealized gain (loss) on investments, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
Foreign Currency
In the normal course of business, the Company makes investments in real estate outside the United States through subsidiaries that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations as a component of Unrealized gain (loss) on investments, net on the Company’s Consolidated Statements of Operations.
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
The Company recognizes all derivatives as either assets or liabilities in the Company’s Consolidated Balance Sheets and measures those instruments at fair value. Changes in the fair values of the Company’s derivatives are recorded in current-period earnings as a component of Unrealized gain (loss) on investments, net on the Company’s Consolidated Statements of Operations. The Company recognized $9.9 million and $10.4 million of net unrealized gains on its derivative instruments during the three and nine months ended September 30, 2023, respectively. The Company recognized $1.8 million and $7.6 million of net unrealized losses on its derivative instruments during the three and nine months ended September 30, 2022, respectively. Realized gains or losses on foreign currency derivatives are recorded as Realized (loss) gain on financial instruments in the Company’s Consolidated Statements of Operations. The Company recognized $4.2 million and $4.1 million of realized losses on its foreign currency swap contracts during the three and nine months ended September 30, 2023, respectively. The Company recognized $3.3 million and $10.4 million of realized gains on its foreign currency swap contracts during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, the Company’s derivative instruments consisted of the following ($ and £ in thousands):

	Number of Instruments	Notional Amount	Weighted Average Strike Rate	Weighted Average Maturity (years)
Interest Rate Swaps	2	$283,800	2.4%	3.9
Interest Rate Caps	3	$170,350	4.7%	0.6
Foreign Currency Swap Contracts	1	£62,100	N/A	0.8

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
The Company’s derivative financial instruments are reported at fair value. The Company’s interest rate swaps are valued using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk. The Company’s interest rate caps are valued using models developed by the respective counterparty as well as third-party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). The fair value of the Company’s foreign currency swap is determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying instruments. The inputs used in determining the Company’s derivative financial instruments reported at fair value are considered Level 2.
The Company has elected the FVO for its equity method investment and therefore, reports this investment at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Unrealized gain (loss) on investments, net on the Company’s Consolidated Statements of Operations. The Company separately values the assets and liabilities of the equity method investment. To determine the fair value of the assets of the equity method investments, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company determines the fair value of the indebtedness of the equity method investment by modeling the cash flows required by the debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its equity method investment at fair value. The inputs used in determining the Company’s equity method investment carried at fair value are considered Level 3.
The Company’s carrying values of cash and cash equivalents, restricted cash, accounts receivable and other receivables, accounts payable, accrued liabilities and other liabilities approximate fair value because of the short-term nature of these instruments.
The following table details the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$—	$246,157	$—	$246,157	$—	$299,894	$—	$299,894
Investment in unconsolidated entities	—	—	76,992	76,992	—	—	80,591	80,591
Derivatives	—	23,102	—	23,102	—	4,349	—	4,349
Total	$—	$269,259	$76,992	$346,251	$—	$304,243	$80,591	$384,834

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investment in unconsolidated entities
Balance as of December 31, 2022	$80,591
Distributions of earnings from unconsolidated entities	(3,467)
Unrealized gain on investments	(132)
Balance as of September 30, 2023	$76,992

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Average	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$76,992	Discounted cash flow	Discount Rate	5.8%	Decrease
			Exit Capitalization Rate	4.8%	Decrease

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Average	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$80,591	Discounted cash flow	Discount Rate	5.5%	Decrease
			Exit Capitalization Rate	4.8%	Decrease

Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of September 30, 2023, the fair value of the Company’s mortgage loans and other indebtedness was approximately $30.2 million below the outstanding principal balance.
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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three and nine months ended September 30, 2023 and 2022, there were no dilutive participating securities.
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
In August 2023, the FASB issued ASU 2023-05, an update to ASC Topic 805, Business Combinations. ASU 2023-05 clarifies existing guidance by requiring a joint venture to recognize and initially measure assets contributed and liabilities assumed at fair value, upon its formation. These amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company will apply the provisions of ASU 2023-05 to new joint ventures, as applicable, but does not believe the adoption of ASU 2023-05 will have a material impact on the Company’s consolidated financial statements.

3. Investments in Real Estate
As of September 30, 2023 and December 31, 2022, the Company’s investments in real estate, net, consisted of the following ($ in thousands):

	September 30, 2023	December 31, 2022
Building and building improvements	$1,325,587	$1,321,137
Land and land improvements	262,152	261,487
Tenant improvements	35,497	34,468
Furniture, fixtures and equipment	28,168	25,996
Total	1,651,404	1,643,088
Accumulated depreciation	(97,118)	(62,124)
Investments in real estate, net	$1,554,286	$1,580,964
Acquisitions
During the nine months ended September 30, 2023, the Company acquired $1.7 million of real estate investments, which were comprised of six single-family rental homes.
During the year ended December 31, 2022, the Company acquired $550.4 million of real estate investments, which were comprised of three rental housing properties, two logistics properties and 466 single-family rental homes.
The following table provides further details of the properties acquired during the nine months ended September 30, 2023 and year ended December 31, 2022 ($ in thousands):

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

The following table summarizes the purchase price allocation of the properties acquired during the nine months ended September 30, 2023 and year ended December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Building and building improvements	$1,418	$453,211
Land and land improvements	263	78,095
Tenant improvements	—	1,232
Furniture, fixtures and equipment	—	9,530
In-place lease intangibles	—	5,664
Lease origination costs	—	902
Tax abatement intangible	—	2,195
Above-market lease intangibles	—	65
Below-market lease intangibles	—	(454)
Total purchase price(1)	$1,681	$550,440

(1)	Purchase price is inclusive of closing costs.

4. Investments in Unconsolidated Entities
The Company holds an investment in an unconsolidated joint venture that it has elected to account for using the FVO, as the Company’s ownership interest in the joint venture does not meet the requirements for consolidation.
On November 2, 2021, the Company acquired a 20% interest in Principal Place, a net lease property located in London, United Kingdom, through an indirect interest in the joint venture that owns the property. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s interest in Principal Place was $77.0 million and $80.6 million, respectively.
The following tables provide summarized financial information of the joint venture that owns Principal Place as of and for the periods set forth below ($ in thousands):

	As of September 30, 2023	As of December 31, 2022
Total Assets	$1,004,303	$1,019,861
Total Liabilities	606,134	602,652
Total Equity	$398,169	$417,209

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Revenues	$11,945	$10,650	$35,428	$35,463
Total Expenses	14,310	12,491	41,096	39,348
Net Loss	$(2,365)	$(1,841)	$(5,668)	$(3,885)

5. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Intangible assets:
In-place lease intangibles	$32,610	$33,141
Lease origination costs	13,977	13,667
Lease inducements	2,632	1,708
Tax intangibles	5,249	5,249
Above-market lease intangibles	114	114
Total intangible assets	54,582	53,879
Accumulated amortization:
In-place lease intangibles	(6,130)	(4,823)
Lease origination costs	(3,876)	(2,887)
Lease inducements	(1,017)	(787)
Tax intangibles	(1,172)	(669)
Above-market lease intangibles	(32)	(18)
Total accumulated amortization	(12,227)	(9,184)
Intangible assets, net	$42,355	$44,695

Intangible liabilities:
Below-market lease intangibles	$(28,919)	$(28,919)
Accumulated amortization	2,455	1,444
Intangible liabilities, net	$(26,464)	$(27,475)

The weighted average amortization periods of the Company’s intangible assets is 179 months and intangible liabilities is 266 months.
As of September 30, 2023, the estimated future amortization of the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2023 (remaining)	$557	$5	$679	$(337)
2024	2,010	18	2,578	(1,345)
2025	1,867	18	2,436	(1,340)
2026	1,678	18	2,149	(1,332)
2027	1,521	7	1,832	(1,327)
2028	1,436	5	1,380	(1,327)
Thereafter	17,411	11	4,739	(19,456)
Total	$26,480	$82	$15,793	$(26,464)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Real estate-related securities	$246,157	$299,894
Real estate-related loans	31,065	32,760
Total investments in real estate-related loans and securities	$277,222	$332,654

The following tables detail the Company’s real estate-related loan investments as of September 30, 2023 and December 31, 2022 ($ in thousands):

					September 30, 2023
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Allowance Adjustment	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	SOFR+6.20%	December 2023	Principal due at maturity	$25,000	$(14)	$—	$24,986
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023(3)	Principal due at maturity(4)	6,315	—	(1,442)	4,873
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023(3)	Principal due at maturity(4)	1,529	—	(323)	1,206
Total					$32,844	$(14)	$(1,765)	$31,065

					December 31, 2022
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000	$(78)	$24,922
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023(3)	Principal due at maturity(4)	6,315	(5)	6,310
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023(3)	Principal due at maturity(4)	1,529	(1)	1,528
Total					$32,844	$(84)	$32,760

(1)
The term “L” refers to the one-month US dollar-denominated LIBOR. As of September 30, 2023 and December 31, 2022, one-month LIBOR was equal to 5.43% and 4.39%, respectively. As of September 30, 2023 and December 31, 2022, SOFR was 5.31% and 4.30%, respectively.

(2)
The Company’s investment is held through its membership interest in an entity which aggregates the Company’s interest with interests held by other funds managed by the Sub-Adviser. The Company has been allocated its proportionate share of the loan based on its membership interest in the aggregating entity.

(3)	The Sub-Adviser is negotiating a loan modification with the borrower.
(4)
The loan agreement requires mandatory prepayments simultaneous with the closing of the sale of any condominium unit. During the nine months ended September 30, 2023 and 2022, the Company received aggregate net repayments of nil and $1.5 million, respectively.

For the three and nine months ended September 30, 2023, the Company recognized $0.5 million and $1.8 million, respectively, as an allowance adjustment for estimated credit loss, which is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. The allowance adjustment is related to The Avery Senior Loan and The Avery Mezzanine Loan and is based on the expected timing of loan repayments, forecasted cash flows from the underlying collateral, and the current macroeconomic environment. The Company estimates its credit loss allowance primarily using the discounted cash flow method based on projected future principal cash flows for each individual loan. For the three and nine months ended September 30, 2022, no allowance for expected credit loss was recognized. There have been no write-offs related to the Company’s investments in real estate-related loans.

The Company’s investments in real estate-related securities consist of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and corporate bonds. The following tables detail the Company’s investments in real estate-related securities as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	29	L+3.63%	October 2025	$149,590	$142,255	$143,764
CMBS - fixed	7	4.47%	September 2024	49,458	45,059	38,306
RMBS - floating	10	L+2.41%	February 2025	22,308	22,031	22,376
RMBS - fixed	28	4.81%	June 2026	43,887	42,623	41,711
Total	74	7.33%	August 2025	$265,243	$251,968	$246,157

	December 31, 2022
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	33	L+3.64%	November 2025	$177,192	$169,014	$168,765
CMBS - fixed	10	4.54%	June 2024	74,771	69,705	69,555
RMBS - floating	8	L+2.46%	November 2024	19,325	19,048	19,175
RMBS - fixed	24	4.69%	February 2026	42,989	41,658	40,414
Corporate bonds	1	4.75%	March 2029	2,500	2,075	1,985
Total	76	6.63%	July 2025	$316,777	$301,500	$299,894

(1)
The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each security and loan. As of September 30, 2023 and December 31, 2022, one-month LIBOR was equal to 5.43% and 4.39%, respectively. As of September 30, 2023 and December 31, 2022, SOFR was equal to 5.31% and 4.30%, respectively.

(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
During the three and nine months ended September 30, 2023, the Company recorded net unrealized losses on its investments in real estate-related securities of $4.0 million and $4.4 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded net unrealized losses on its real estate-related securities investments of $1.8 million and $3.2 million, respectively. Such amounts are recorded as components of Unrealized gain (loss) on investments, net on the Company’s Consolidated Statements of Operations.

During the three and nine months ended September 30, 2023, the Company recorded net realized gains of $0.5 million and $0.3 million, respectively, on its real estate-related securities investments. During the three and nine months ended September 30, 2022, the Company recorded net realized losses of $0.1 million and net realized gains of $0.6 million, respectively, on its real estate-related securities investments. Such amounts are recorded as components of Realized gain (loss) on real estate investments, net on the Company’s Consolidated Statements of Operations.

7. Accounts and Other Receivables and Other Assets
The following tables summarize the components of Accounts and other receivables, net and Other assets as of September 30, 2023 and December 31, 2022 ($ in thousands):

Accounts and other receivables, net	September 30, 2023	December 31, 2022
Straight-line rent receivables	$5,430	$4,132
Accounts receivable, net	3,323	3,007
Interest receivable	1,985	1,243
Total accounts and other receivables, net	$10,738	$8,382

Other assets	September 30, 2023	December 31, 2022
Derivative instruments	$23,102	$4,349
Trading securities	22,966	15,918
Prepaid expenses	3,355	2,344
Other	513	457
Acquisition deposits	—	120
Total other assets	$49,936	$23,188

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of Accounts payable, accrued expenses and other liabilities as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Stock repurchases payable	$18,593	$12,586
Accounts payable and accrued expenses	7,545	10,901
Distributions payable	5,244	5,250
Real estate taxes payable	4,693	3,508
Accrued interest expense	3,806	3,217
Tenant security deposits	3,187	2,895
Prepaid rent	1,475	1,234
Total accounts payable, accrued expenses and other liabilities	$44,543	$39,591

9. Mortgage Loans and Secured Credit Facility
The following table summarizes the components of total indebtedness, net as of September 30, 2023 and December 31, 2022 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2023	December 31, 2022
Fixed rate loans:
Fixed rate mortgages	3.03%	February 2029	N/A	$263,720	$263,720
Total fixed rate loans				263,720	263,720
Variable rate loans:
Floating rate mortgages	SOFR+1.71%	May 2027	N/A	680,410	679,499
Secured credit facility(3)	SOFR+2.00%	January 2025	$300,000	118,985	118,985
Affiliate line of credit(4)	SOFR+2.25%	November 2024	$125,000	—	—
Total variable rate loans				799,395	798,484
Total indebtedness				1,063,115	1,062,204
Deferred financing costs, net				(5,540)	(7,907)
Total indebtedness, net				$1,057,575	$1,054,297

(1)	As of September 30, 2023 and December 31, 2022, SOFR was 5.31% and 4.30%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
(3)
As of September 30, 2023 and December 31, 2022, borrowings on the Secured Credit Facility (defined below) were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rentals.

(4)
Borrowings under the Affiliate Line of Credit (defined below) bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of September 30, 2023 ($ in thousands):

Year	Amount
2023 (remaining)	$—
2024	62,333
2025	146,073
2026	50,038
2027	454,240
2028	53,055
Thereafter	297,376
Total	$1,063,115
The mortgage loans and Secured Credit Facility are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of September 30, 2023, the Company is in compliance with all of its loan covenants that could result in a default under such agreements. At Two Liberty Center, cash flows from the property are currently held in a restricted cash account due to a debt service coverage ratio requirement.
Mortgage Loans
During the nine months ended September 30, 2023, the Company did not obtain any new mortgage loans but received $0.9 million of additional borrowings on an existing mortgage loan. During the nine months ended September 30, 2023, the Company did not repay any mortgage loans. During the year ended December 31, 2022, the Company obtained financing of $1.1 billion in mortgage loans related to its properties, which were subject to customary terms and conditions. During the year ended December 31, 2022, the Company repaid $730.6 million of mortgage loans.

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
In December 2022, the Company refinanced the Secured Credit Facility with the lender. The maximum aggregate principal amount of the facility was amended to $300.0 million, inclusive of a $100.0 million revolving credit amount that the Company may repay and re-borrow upon request, subject to certain conditions. The Company may increase the available capacity on the Secured Credit Facility by an additional $1.2 billion, subject to lender approval. The Secured Credit Facility bears interest at a rate of SOFR plus 2.00% and has a maturity date of January 2025.
As of September 30, 2023 and December 31, 2022, there were $119.0 million of outstanding borrowings on the Secured Credit Facility.
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the “Affiliate Line of Credit”), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The Affiliate Line of Credit had an initial maturity date of November 2, 2022, with one-year extension options subject to the lender’s approval. Effective November 2, 2022, the maturity date was extended to November 2, 2023, and the interest rate benchmark was converted from LIBOR to SOFR. Effective November 2, 2023, the maturity date of the Affiliate Line of Credit was extended for another 12 months to November 2, 2024. Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin. As of September 30, 2023 and December 31, 2022, there were no outstanding borrowings on the Affiliate Line of Credit.

10. Related Party Transactions
Advisory Agreement
Pursuant to the advisory agreement among the Adviser, the Operating Partnership and the Company (the “Advisory Agreement”), the Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV on its Class C, Class D, Class I, Class S and Class T shares of common stock (no management fee is paid on the Class E shares), payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock. To date, the Adviser has elected to receive the management fee in Class I and Class E shares of the Company’s common stock. During the three and nine months ended September 30, 2023, management fees earned by the Adviser were $3.4 million and $10.7 million, respectively. During the three and nine months ended September 30, 2022, management fees earned by the Adviser were $3.5 million and $6.8 million, respectively.
During the nine months ended September 30, 2023, the Company issued 826,796 unregistered Class I shares of common stock to the Adviser for the payment of management fees earned from December 2022 through August 2023. The Company also had an accrued payable of $1.1 million related to the management fee as of September 30, 2023, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During October 2023, the Adviser was issued 90,532 unregistered Class I shares as payment for the $1.1 million management fee accrued as of September 30, 2023.
The Adviser is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and Class T common shares (no performance fee is paid on the Class E common shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, or shares of the Company’s common stock.
During the three and nine months ended September 30, 2023, the Company recognized no performance fees in the Company’s Consolidated Statements of Operations. During the three and nine months ended September 30, 2022, the Company recognized $3.7 million and $11.9 million, respectively, of performance fees in the Company’s Consolidated Statements of Operations. The performance fee for 2022 became payable on December 31, 2022, and in January 2023 the Company issued 481,598 shares of Class I common stock to the Adviser as payment for the 2022 performance fee.

Repurchase of Adviser Shares
During the nine months ended September 30, 2023, the Company repurchased 1,321,224 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $17.1 million. During the nine months ended September 30, 2022, the Company repurchased 73,606 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $1.0 million.
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
The Sub-Adviser earns management and performance fees pursuant to the terms of the Sub-Advisory Agreements. These fees are paid by the Adviser out of the management and performance fees earned by the Adviser; therefore, no management or performance fees related to the Sub-Advisory Agreements have been recognized in the Company’s Consolidated Statements of Operations.
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
Affiliate Line of Credit
In November 2021, the Company entered into the Affiliate Line of Credit, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. For further details on the Affiliate Line of Credit, see Note 9 — “Mortgage Loans and Secured Credit Facility” to the Company’s Consolidated Financial Statements.
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Class E units of the Operating Partnership (“OP Units”) in connection with its contribution of certain properties on November 2, 2021 (the “Brookfield Portfolio”). The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Class E OP Units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Class E OP Units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50.0 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Class E OP Units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause the Company to repurchase its shares and Class E OP Units

(above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of common stock or OP Units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. During the nine months ended September 30, 2023, the Company and the Operating Partnership did not repurchase any shares or Class E OP Units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement.
Option Investments Purchase Agreement
On November 2, 2021, the Company and Oaktree entered into a purchase option agreement (the “Option Investments Purchase Agreement”) pursuant to which Oaktree will have the right to purchase the Operating Partnership’s entire interest in four properties (Anzio Apartments, Arbors of Las Colinas, Two Liberty Center, and Lakes at West Covina; collectively, the “Equity Option Investments”) and five real estate-related loans and securities (IMC/AMC Bond Investment, 111 Montgomery, The Avery Senior Loan, The Avery Mezzanine Loan, and BX 2019 IMC G; collectively, the “Debt Option Investments” and, together with the Equity Option Investments, the “Oaktree Option Investments”). The 111 Montgomery loan was repaid in full by the borrower in November 2022 prior to the commencement of the option period. Pursuant to the Option Investments Purchase Agreement, Oaktree will have the right to purchase all of the Equity Option Investments or all of the Debt Option Investments, or both, subject to certain restrictions, for a period of twelve months following the earlier of (i) 18 months after November 2, 2021, the date of completion of the Adviser Transition, and (ii) the date on which the Company notifies Oaktree that it has issued in the aggregate $1.0 billion of the Company’s common stock to non-affiliates since November 2, 2021, at a price equal to the fair value of the Equity Option Investments and Debt Option Investments, as determined in connection with the Company’s most recently determined NAV immediately prior to the closing of such purchase. The twelve-month option period commenced on May 2, 2023. Oaktree has not exercised its right to purchase the Oaktree Option Investments.
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
The following table summarizes the Company’s affiliate service provider expenses for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Property management fees(1)	$710	$661	$2,142	$1,506
Single-family rental leasing, maintenance and turnover oversight fees(1)	163	140	442	350
Capitalized construction management fees(2)	29	27	66	76
Capitalized single-family rental renovation oversight fees(2)	8	151	40	351
Reimbursed personnel costs(3)	1,812	1,598	5,125	3,527
Total	$2,722	$2,577	$7,815	$5,810

(1)	Included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company’s Consolidated Balance Sheets.
(3)
For the three and nine months ended September 30, 2023, $1.6 million and $4.4 million, respectively, included in Rental property operating expenses and $0.3 million and $0.7 million, respectively, included in General and administrative expenses on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, $1.1 million and $1.9 million, respectively, included in Rental property operating expenses and $0.0 million and $0.0 million included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

Captive Insurance Company
BPG Bermuda Insurance Limited (“BAM Insurance Captive”), a Brookfield affiliate, provides property and liability insurance for certain of the Company’s properties. For the three and nine months ended September 30, 2023, the Company incurred $0.0 million and $0.2 million, respectively, for insurance premiums. For the three and nine months ended September 30, 2022, the Company incurred $— million and $— million, respectively, for insurance premiums provided by BAM Insurance Captive.
On March 31, 2023, Obsidian Mutual, a Brookfield affiliate, replaced BAM Insurance Captive in providing property insurance for certain of the Company’s properties. For the three and nine months ended September 30, 2023, the Company incurred $0.1 million for insurance premiums provided by Obsidian Mutual.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), a Brookfield affiliate, provides title insurance for certain of the Company’s properties. Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with the Company acquiring or financing its properties. For the three and nine months ended September 30, 2023, the Company incurred $0.0 million for title services provided by Horizon. For the three and nine months ended September 30, 2022, the Company incurred $0.0 million and $0.2 million, respectively, for title services provided by Horizon.
Terrorism Insurance Provider
Liberty IC Casualty LLC (“Liberty”), a Brookfield affiliate, provides terrorism insurance for certain of the Company’s properties. For the three and nine months ended September 30, 2023, the insurance premiums incurred by the Company were insignificant. No comparable financial information has been presented for the three and nine months ended September 30, 2022 as the insurance program commenced in 2023.
Submetering Services
Certain of the Company’s properties sold submetering infrastructure and associated equipment to Metergy, an affiliate of Brookfield. Sale proceeds earned by the Company for the three and nine months ended September 30, 2023 was $0.1 million and $0.5 million, respectively. Metergy provides submetering services to certain of the Company’s properties. For the three and nine months ended September 30, 2023, the Company incurred fees of $0.0 million and $0.0 million, respectively. No comparable financial information has been presented for the three and nine months ended September 30, 2022 as the submetering program commenced in 2023.

Due to Affiliates
The following table details the components of Due to affiliates as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Accrued stockholder servicing fee	$26,430	$29,477
Advanced organization and offering costs	10,414	12,002
Stock repurchase payable to the Adviser for management fees	3,478	—
Accrued performance fee	—	6,566
Other(1)	1,879	2,118
Accrued management fee	1,119	1,239
Accrued affiliate service provider expenses	1,778	887
OP units distributions payable	6	5
Total	$45,104	$52,294

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.

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
	1,050,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock for the nine months ended September 30, 2023 (in thousands):

	Nine Months Ended September 30, 2023
	Class S	Class I	Class D	Class T(1)	Class C	Class E	Total
December 31, 2022	36,704	42,397	36	—	9,343	3,210	91,690
Common stock issued(2)	3,328	5,012	114	—	800	35	9,289
Distribution reinvestment	717	1,279	—	—	—	213	2,209
Common stock repurchased	(5,256)	(6,953)	—	—	(701)	(112)	(13,022)
September 30, 2023	35,493	41,735	150	—	9,442	3,346	90,166

(1)	As of September 30, 2023, no Class T shares had been issued.
(2)	Includes conversions between share classes.

The following table details the movement in the Company’s outstanding shares of common stock for the three months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Class S	Class I	Class D	Class T(1)	Class C	Class E	Total
June 30, 2023	36,391	42,330	131	—	9,856	3,378	92,086
Common stock issued(2)	978	861	19	—	—	5	1,863
Distribution reinvestment	237	438	—	—	—	50	725
Common stock repurchased	(2,113)	(1,894)	—	—	(414)	(87)	(4,508)
September 30, 2023	35,493	41,735	150	—	9,442	3,346	90,166

(1)	As of September 30, 2023, no Class T shares had been issued.
(2)	Includes conversions between share classes.

Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code.
Each class of the Company’s common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fees, management fees and performance fees, which are deducted from the monthly distribution per share.
The following table details the aggregate net distributions declared for each applicable class of common stock for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.9947	$0.9947	$0.9947	$—	$0.9947	$0.9947
Stockholder servicing fee per share of common stock	(0.0811)	—	(0.0242)	—	—	—
Management fee per share of common stock	(0.1203)	(0.1212)	(0.1212)	—	(0.1184)	—
Performance fee per share of common stock	(0.3353)	(0.3353)	(0.3353)	—	(0.3353)	—
Net distributions declared per share of common stock	$0.4580	$0.5382	$0.5140	$—	$0.5410	$0.9947

(1)	The Company did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the nine months ended September 30, 2023.

The following table details the aggregate net distributions declared for each applicable class of common stock for the three months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2184	$0.2184	$0.2184	$—	$0.2184	$0.2184
Stockholder servicing fee per share of common stock	(0.0266)	—	(0.0080)	—	—	—
Management fee per share of common stock	(0.0387)	(0.0390)	(0.0392)	—	(0.0381)	—
Net distributions declared per share of common stock	$0.1531	$0.1794	$0.1712	$—	$0.1803	$0.2184

(1)	The Company did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the three months ended September 30, 2023.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Texas, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Texas, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. During the nine months ended September 30, 2023 and 2022, $28.7 million and $14.4 million of distributions were reinvested for 2,209,359 and 1,069,943 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purpose. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and carry a 12.0% annual dividend payable annually. As of September 30, 2023, there were $375,000 of preferred non-voting shares outstanding.
Redeemable Non-controlling Interest
The Brookfield Investor was issued Class E OP Units in connection with its contribution of the Brookfield Portfolio on November 2, 2021, subsequent cash contributions to the Operating Partnership pursuant to the Brookfield Subscription Agreement, and the settlement of prior year performance participation allocation. Because the Brookfield Investor has the ability to redeem its Class E OP Units for shares of common stock or cash, subject to certain restrictions, the Company has classified the Class E OP Units held by the Brookfield Investor as Redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period.

The following table summarizes the Redeemable non-controlling interest activity for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Balance at beginning of the year	$990	$200,086
Limited Partner cash contribution	—	38,000
Settlement of prior year performance participation allocation	—	2,346
Conversion to Class I shares	—	(284,785)
GAAP net loss allocation	(10)	(4,662)
Distributions	(75)	(6,935)
Distributions reinvested	74	7,803
Fair value allocation	(16)	49,169
Ending balance	$963	$1,022
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
During the nine months ended September 30, 2023 and 2022, the Company repurchased 11,663,360 and 2,271,510 shares of common stock representing a total of $149.0 million and $31.2 million, respectively, under its share repurchase plan. The Company satisfied all repurchase requests during the nine months ended September 30, 2023 and 2022.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
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

The following table details the components of operating lease income from leases in which the Company is the lessor for the periods set forth below ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease payments	$29,678	$28,240	$88,005	$74,106
Variable lease payments	2,398	1,560	8,046	4,393
Total rental revenues	$32,076	$29,800	$96,051	$78,499

The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, net lease, and office properties as of September 30, 2023. The table below excludes the Company’s rental housing properties as substantially all leases are shorter term in nature ($ in thousands):

Year	Future Minimum Rents
2023 (remaining)	$7,814
2024	30,365
2025	29,692
2026	27,142
2027	24,994
2028	23,959
Thereafter	122,672
Total	$266,638

14. Segment Reporting
As of September 30, 2023, the Company operates in five reportable segments: rental housing, office, logistics, net lease and real estate-related loans and securities. The Company continually evaluates the financial information used by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.
In connection with the change in the Company’s CODM that occurred during the second quarter, the Company made the following change to its reportable segments based on the information used by the CODM. Effective June 30, 2023, rental housing was established as a new reportable segment, consisting of multifamily and single-family rental properties due to the similar operating nature of these investments. Comparative periods have been recast to reflect these changes.
The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the Company’s assets by segment ($ in thousands):

	September 30, 2023	December 31, 2022
Rental Housing	$1,079,332	$1,086,914
Office	125,266	124,001
Logistics	109,238	112,019
Net lease	418,574	426,789
Real estate-related loans and securities	277,222	332,654
Other (Corporate)	57,880	68,096
Total assets	$2,067,512	$2,150,473

The following table sets forth the financial results by segment for the three months ended September 30, 2023 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$21,192	$3,579	$2,127	$5,178	$—	$32,076
Other revenues	3,130	95	2	21	—	3,248
Total revenues	24,322	3,674	2,129	5,199	—	35,324

Expenses:
Rental property operating	10,200	1,632	571	926	—	13,329
Total expenses	10,200	1,632	571	926	—	13,329
Income from real estate-related loans and securities	—	—	—	—	6,142	6,142
Segment net operating income	$14,122	$2,042	$1,558	$4,273	$6,142	$28,137

Realized gain on real estate investments						$742
Realized loss on financial instruments						(4,175)
Unrealized gain on investments						4,497
Depreciation and amortization						(12,999)
General and administrative expenses						(1,855)
Management fee						(3,397)
Interest expense						(15,061)
Net loss						(4,111)
Net loss attributable to non-controlling interests in third party joint ventures						192
Net loss attributable to redeemable non-controlling interests						4
Net loss attributable to stockholders						$(3,915)

The following table sets forth the financial results by segment for the three months ended September 30, 2022 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$19,798	$3,224	$1,946	$4,832	$—	$29,800
Other revenues	2,360	167	—	—	—	2,527
Total revenues	22,158	3,391	1,946	4,832	—	32,327

Expenses:
Rental property operating	9,354	1,597	524	584	—	12,059
Total expenses	9,354	1,597	524	584	—	12,059
Income from real estate-related loans and securities	—	—	—	—	3,158	3,158
Segment net operating income	$12,804	$1,794	$1,422	$4,248	$3,158	$23,426

Realized loss on real estate investments						$(30)
Realized gain on financial instruments						3,319
Unrealized loss on investments						(7,359)
Depreciation and amortization						(13,773)
General and administrative expenses						(2,677)
Management fee						(3,484)
Performance fee						(3,682)
Interest expense						(11,133)
Net loss						(15,393)
Net loss attributable to non-controlling interests in third party joint ventures						41
Net income attributable to non-controlling interests - preferred stockholders						(24)
Net loss attributable to redeemable non-controlling interests						13
Net loss attributable to stockholders						$(15,363)

The following table sets forth the financial results by segment for the nine months ended September 30, 2023 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$62,900	$9,818	$5,808	$17,525	$—	$96,051
Other revenues	8,865	513	3	72	—	9,453
Total revenues	71,765	10,331	5,811	17,597	—	105,504

Expenses:
Rental property operating	28,705	4,582	1,854	4,796	—	39,937
Total expenses	28,705	4,582	1,854	4,796	—	39,937
Income from real estate-related loans and securities	—	—	—	—	17,654	17,654
Segment net operating income	$43,060	$5,749	$3,957	$12,801	$17,654	$83,221

Realized gain on real estate investments						$1,246
Realized loss on financial instruments						(4,070)
Unrealized gain on investments						6,064
Depreciation and amortization						(38,568)
General and administrative expenses						(6,400)
Management fee						(10,655)
Interest expense						(43,491)
Net loss						$(12,653)
Net loss attributable to non-controlling interests in third party joint ventures						235
Net income attributable to non-controlling interests - preferred stockholders						(45)
Net loss attributable to redeemable non-controlling interests						10
Net loss attributable to stockholders						$(12,453)

The following table sets forth the financial results by segment for the nine months ended September 30, 2022 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$49,331	$9,623	$5,006	$14,539	$—	$78,499
Other revenues	6,676	498	—	—	—	7,174
Total revenues	56,007	10,121	5,006	14,539	—	85,673

Expenses:
Rental property operating	22,092	4,255	1,547	1,747	—	29,641
Total expenses	22,092	4,255	1,547	1,747	—	29,641
Income from real estate-related loans and securities	—	—	—	—	5,647	5,647
Segment net operating income	$33,915	$5,866	$3,459	$12,792	$5,647	$61,679

Realized gain on real estate investments						$639
Realized gain on financial instruments						10,413
Unrealized loss on investments						(8,367)
Depreciation and amortization						(42,316)
General and administrative expenses						(7,151)
Management fee						(6,776)
Performance fee						(11,913)
Interest expense						(25,906)
Net loss						$(29,698)
Net loss attributable to non-controlling interests in third party joint ventures						64
Net income attributable to non-controlling interests - preferred stockholders						(24)
Net loss attributable to redeemable non-controlling interests						4,661
Net loss attributable to stockholders						$(24,997)

15. Subsequent Events
The Company has evaluated events from September 30, 2023 through the date the financial statements were issued and determined that no events have occurred that require additional disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to the “Company,” “we,” “us,” or “our” refer to Brookfield Real Estate Income Trust Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Terms used and not defined herein have the meanings set forth elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q that are not historical facts, particularly those in the section entitled “Recent Developments – Business Outlook” and “Liquidity and Capital Resources”, are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and under Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.
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
We are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Ltd. (together with its affiliates, “Brookfield”). We are structured as an umbrella partnership real estate investment trust, which means that we own substantially all of our assets through our operating partnership, Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”), of which we are the sole general partner. Prior to the Adviser Transition (as defined below) that occurred on November 2, 2021, we were externally managed by Oaktree Fund Advisors, LLC (the “Oaktree Adviser” or the “Sub-Adviser”), an affiliate of Oaktree Capital Management, L.P. (“Oaktree”).
On November 2, 2021, we consummated a series of related transactions and actions (the “Adviser Transition”) where we engaged the Sub-Adviser to (i) manage certain of our real estate properties and real estate-related debt investments that were acquired by us prior to the Adviser Transition and (ii) select and manage our liquid assets.
On April 30, 2018, the Securities and Exchange Commission (the “SEC”), declared effective our registration statement on Form S-11 (File No. 333-223022) for our initial public offering of up to $2.0 billion in shares of our common stock (the “Initial Public Offering”). On November 2, 2021, the SEC declared effective our registration statement on Form S-11 (File No. 333-255557) for our follow-on public offering of up to $7.5 billion in shares of our common stock consisting of up to $6.0 billion in shares of common stock in our primary offering and up to $1.5 billion in shares of common stock pursuant to our distribution reinvestment plan, in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock (the “Current Offering” and with the Initial Public Offering, the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The Initial Public Offering terminated upon the commencement of the Current Offering.
In addition to the Offering, we are conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. We are also offering Class E shares to Brookfield and its affiliates and certain of Brookfield’s and Oaktree’s employees and our independent directors in one or more private placements. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D thereunder.

We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019, and we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of September 30, 2023, we owned and operated 19 investments in real estate and held investments in one unconsolidated real estate interest, three real estate-related loans, and 74 short-term real estate-related debt securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties, real estate-related loans or real estate-related securities.
Recent Developments
Business Outlook
Our portfolio was constructed to generate stable income and appreciation over the long-term and has produced an annualized total return since inception of 10.97% for Class I shares. Despite recent downward pressure on private real estate valuations across the industry, our portfolio continues to display strong real estate fundamentals and operating performance, with consistently high occupancy (97%) and growing cash flows, particularly in our rental housing sector, which makes up 63% of the value of our real estate properties. We believe the strong operating performance of our rental housing properties is attributable to our strategy of owning desirable buildings with best-in-class amenities, favorable tenant demographics, and in markets with tight housing supply.
While the Federal Reserve’s monetary policy has resulted in a higher interest rate environment, we believe we are well-positioned to protect against the higher cost of capital. Over the past 16 months, we have invested substantially all newly raised capital into real estate-related debt investments, primarily floating-rate CMBS, which have a current yield of over 8%. Partnering with Oaktree and their extensive credit expertise, we expect to continue to capitalize on attractive opportunities to invest in real estate debt as the current market dislocation continues and real estate transactions are limited.
Inflation in the United States is beginning to abate and policy makers are indicating the monetary tightening cycle may be coming to an end, a good sign for private real estate valuations. However, geopolitical instability and other macroeconomic factors in the United States and globally could affect our business and operating results. We believe our carefully constructed portfolio of investments is positioned to perform well through this period and over the long-term.
Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q3 2023 Highlights

Operating and Capital Raising Results:
•Year-to-date total returns through September 30, 2023, excluding upfront selling commissions, were -4.11% for Class S shares, -3.47% for Class I shares and -2.08% for Class D shares. Negative performance in 2023 has been mostly attributable to widening of discount and exit cap rates over the last nine months as a result of continuous interest rate increases from the Federal Reserve, which typically has an adverse affect on real estate valuations. Total return is calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares. As of September 30, 2023, no Class T shares of common stock had been issued.
•Annualized total returns from inception through September 30, 2023, excluding upfront selling commissions, were 9.88% for Class S, 10.97% for Class I, and -2.00% for Class D shares. Since inception returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued.
•Raised $23.5 million of gross proceeds from the sale of our common stock through public and private offerings during the three months ended September 30, 2023.
•In September 2023, declared net distributions per share of $0.0513 for Class S shares, $0.0598 for Class I shares and $0.0572 for Class D shares, resulting in annualized distribution rates of 5.02% for Class S shares, 5.81% for Class I shares and 5.52% for Class D shares as of September 30, 2023.
•Reinvested distributions of $9.1 million during the three months ended September 30, 2023.

Investing and Financing Activity:
•No significant investing or financing activities took place in the third quarter of 2023.
•As of September 30, 2023, our leverage ratio was 46.0%. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. There is no indebtedness on our real estate-related debt investments. The leverage ratio would be higher if our pro rata share of debt within our unconsolidated investment was included in the calculation.

Current Portfolio:
•As of September 30, 2023, our portfolio, based on the total asset value of our investments measured at fair value, consisted of 87% real estate properties and 13% real estate-related loans and securities.
•Our real estate properties as of September 30, 2023, based on fair value, consisted of rental housing (63%), net lease (26%), office (6%) and logistics (5%).
•As of September 30, 2023, our real estate-related loans and securities consisted of 77 investments with an aggregate fair value of $278.6 million.

Portfolio

Investments in Real Estate
The following table provides information regarding our portfolio of real estate properties as of September 30, 2023:

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Rental Housing	April 2019	90%	$59.2	448	92%
Arbors of Las Colinas	Dallas, TX	Rental Housing	December 2020	90%	63.5	408	95%
1110 Key Federal Hill	Baltimore, MD	Rental Housing	September 2021	100%	73.6	224	98%
Domain	Orlando, FL	Rental Housing	November 2021	100%	74.1	324	95%
The Burnham	Nashville, TN	Rental Housing	November 2021	100%	129.0	328	89%
Flats on Front	Wilmington, NC	Rental Housing	December 2021	100%	97.5	273	99%
Verso	Beaverton, OR	Rental Housing	December 2021	100%	74.0	172	98%
2626 South Side Flats	Pittsburgh, PA	Rental Housing	January 2022	100%	90.0	264	99%
The Parker at Huntington Metro	Alexandria, VA	Rental Housing	March 2022	100%	136.0	360	98%
Briggs + Union	Mount Laurel, NJ	Rental Housing	April 2022	100%	158.0	490	96%
Single-Family Rentals	Various	Rental Housing	Various	100%	128.5	486	92%
Principal Place(5)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Two Liberty Center	Arlington, VA	Office	August 2019	97%	91.2	179,000	84%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	92%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
Total					$1,751.0

(1)	Investments in real estate properties includes our consolidated property investments and our unconsolidated investment in Principal Place.
(2)	The joint venture agreements entered into by us (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(3)	Purchase price is presented in millions and excludes acquisition costs.
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

(5)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.

Investments in Real Estate-Related Loans and Securities
The following table details our investments in real estate-related loans as of September 30, 2023 ($ in thousands):

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Allowance Adjustment	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	SOFR+6.20%	December 2023	Principal due at maturity	$25,000	$(14)	$—	$24,986
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023(3)	Principal due at maturity(4)	6,315	—	(1,442)	4,873
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023(3)	Principal due at maturity(4)	1,529	—	(323)	1,206
Total					$32,844	$(14)	$(1,765)	$31,065

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. “SOFR” refers to the Secured Overnight Financing Rate. As of September 30, 2023 and December 31, 2022, one-month LIBOR was equal to 5.43% and 4.39%, respectively. As of September 30, 2023 and December 31, 2022, SOFR was 5.31% and 4.30%, respectively.
(2)	Our investment is held through a membership interest in an entity which aggregates our interest with interests held by other funds managed by the Sub-Adviser. We have been allocated our proportionate share of the loan based on our membership interest in the aggregating entity.
(3)	The Sub-Adviser is negotiating a loan modification with the borrower.
(4)	The loan agreement requires mandatory prepayments simultaneous with the closing of the sale of any condominium unit.
The following table details our investments in real estate-related securities as of September 30, 2023 ($ in thousands):

Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	29	L+3.63%	October 2025	$149,590	$142,255	$143,764
CMBS - fixed	7	4.47%	September 2024	49,458	45,059	38,306
RMBS - floating	10	L+2.41%	February 2025	22,308	22,031	22,376
RMBS - fixed	28	4.81%	June 2026	43,887	42,623	41,711
Total	74	7.33%	August 2025	$265,243	$251,968	$246,157

(1)
The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each security and loan. As of September 30, 2023, one-month LIBOR was equal to 5.43%. As of September 30, 2023, SOFR was equal to 5.31%.

(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.

Lease Expirations
The following table details the expiring leases at our consolidated office, logistics, and net lease properties by annualized base rent and square footage as of September 30, 2023 ($ and square feet data in thousands). The table below excludes our rental housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023 (remaining)	7	$2,145	6%	44	3%
2024	5	485	1%	52	3%
2025	18	3,437	10%	113	7%
2026	8	2,723	8%	91	6%
2027	3	1,029	3%	55	3%
2028	9	1,961	6%	52	3%
2029	5	2,823	9%	160	10%
2030	3	561	2%	54	3%
2031	—	—	—%	—	—%
2032	1	1,343	4%	211	13%
Thereafter	5	16,757	51%	773	49%
Total	64	$33,264	100%	1,605	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2023	2022	$	2023	2022	$
Revenues
Rental revenues	$32,076	$29,800	$2,276	$96,051	$78,499	$17,552
Other revenues	3,248	2,527	721	9,453	7,174	2,279
Total revenues	35,324	32,327	2,997	105,504	85,673	19,831
Expenses
Rental property operating	13,329	12,059	1,270	39,937	29,641	10,296
General and administrative	1,855	2,677	(822)	6,400	7,151	(751)
Management fee	3,397	3,484	(87)	10,655	6,776	3,879
Performance fee	—	3,682	(3,682)	—	11,913	(11,913)
Depreciation and amortization	12,999	13,773	(774)	38,568	42,316	(3,748)
Total expenses	31,580	35,675	(4,095)	95,560	97,797	(2,237)
Other (expense) income
Income from real estate-related loans and securities	6,142	3,158	2,984	17,654	5,647	12,007
Interest expense	(15,061)	(11,133)	(3,928)	(43,491)	(25,906)	(17,585)
Realized gain (loss) on real estate investments, net	742	(30)	772	1,246	639	607
Realized (loss) gain on financial instruments	(4,175)	3,319	(7,494)	(4,070)	10,413	(14,483)
Unrealized gain (loss) on investments, net	4,497	(7,359)	11,856	6,064	(8,367)	14,431
Total other (expense) income	(7,855)	(12,045)	4,190	(22,597)	(17,574)	(5,023)
Net (loss)	$(4,111)	$(15,393)	$11,282	$(12,653)	$(29,698)	$17,045
Net loss attributable to non-controlling interests in third party joint ventures	192	41	151	235	64	171
Net income attributable to non-controlling interests - preferred stockholders	—	(24)	24	(45)	(24)	(21)
Net loss attributable to redeemable non-controlling interests	4	13	(9)	10	4,661	(4,651)
Net loss attributable to stockholders	$(3,915)	$(15,363)	$11,448	$(12,453)	$(24,997)	$12,544
Per common share data:
Net income (loss) per share of common stock - basic and diluted	$(0.04)	$(0.19)	$0.15	(0.13)	$(0.47)	$0.34
Weighted average number of shares outstanding - basic and diluted	92,447	82,473	9,974	93,557	53,143	40,414
Revenues
Revenues primarily consist of base rent arising from tenant leases at our rental housing, net lease, office and logistics properties. During the three and nine months ended September 30, 2023, revenues increased $3.0 million to $35.3 million and increased $19.8 million to $105.5 million compared to the three and nine months ended September 30, 2022, respectively. The increase was primarily driven by incremental rental revenue generated from property acquisitions. Rental revenue also increased due to same property rental growth at certain rental housing properties. Same property rental revenue growth in this portfolio was 11.5% year over year. The components of revenue during these periods are as follows ($ in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2023	2022	$	2023	2022	$
Rental revenue	$29,698	$28,040	$1,658	$87,125	$73,439	$13,686
Tenant reimbursements	2,378	1,760	618	8,926	5,060	3,866
Ancillary income and fees	3,248	2,527	721	9,453	7,174	2,279
Total revenue	$35,324	$32,327	$2,997	$105,504	$85,673	$19,831

Rental Property Operating Expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. During the three and nine months ended September 30, 2023, rental property operating expenses increased $1.3 million to $13.3 million and increased $10.3 million to $39.9 million compared to the three and nine months ended September 30, 2022, respectively. The increase was primarily due to property acquisitions during the period. The impact of rising costs from inflation also contributed slightly to this increase.

General and Administrative Expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the three and nine months ended September 30, 2023, general and administrative expenses decreased $0.8 million to $1.9 million and decreased $0.8 million to $6.4 million compared to the three and nine months ended September 30, 2022, respectively. The decrease is primarily driven by a reduction in transactional activity in the nine months ended September 30, 2023 compared to the corresponding period in the prior year.
Management Fee
Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the three and nine months ended September 30, 2023, management fees decreased $0.1 million to $3.4 million and increased $3.9 million to $10.7 million compared to the three and nine months ended September 30, 2022, respectively. Management fees are calculated based on our aggregate NAV of Class S, Class I, Class T, Class D, and Class C shares (no management fees are paid on Class E shares) and are paid monthly. The decrease in management fees for the three months ended September 30, 2023 compared to the corresponding period in the prior year was due to a lower average NAV during the three months ended September 30, 2023. The increase in management fees for the nine months ended September 30, 2023 compared to the corresponding period in the prior year was due to a higher average NAV during the nine months ended September 30, 2023.
Performance Fee
Performance fees relate to amounts payable to the Adviser based on the total return for the period, subject to a minimum return hurdle. Total return is defined as distributions paid or accrued plus the change in NAV, adjusted for subscriptions and repurchases. The performance fee is accrued monthly and becomes payable at the end of each calendar year. There was no performance fee accrued during the three and nine months ended September 30, 2023 due to the total return not exceeding the hurdle. During the three and nine months ended September 30, 2022, the accrued performance fee was $3.7 million and $11.9 million, respectively, due to the higher total return in the prior year.
Depreciation and Amortization
During the three and nine months ended September 30, 2023, depreciation and amortization decreased $0.8 million to $13.0 million and decreased $3.7 million to $38.6 million compared to the three and nine months ended September 30, 2022. The decrease is due to the full amortization of certain intangible assets.
Income from Real Estate-Related Loans and Securities
During the three and nine months ended September 30, 2023, interest income from real estate-related loans and securities increased $3.0 million to $6.1 million and increased $12.0 million to $17.7 million compared to the three and nine months ended September 30, 2022, respectively. The increase in interest income is due to acquisition activity of real estate-related securities over the course of the last twelve months. As of September 30, 2023, we owned 79 positions in real estate-related loans and securities, compared to 70 positions as of September 30, 2022. As of September 30, 2023, our investments in real estate-related securities had a weighted average coupon of 7.33%.
Interest Expense
Interest expense is primarily related to interest incurred on our mortgage loans, Secured Credit Facility and Affiliate Line of Credit. Interest expense increased $3.9 million to $15.1 million and increased $17.6 million to $43.5 million during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively. The increase was primarily due to the impact of rising interest rates on our variable rate debt as well as additional indebtedness due to property acquisitions. As of September 30, 2023, our weighted average cost of leverage, including the impact of our interest rate derivatives, was 5.07%.
Realized Gain (Loss) on Real Estate Investments, Net
Realized (loss) gain on real estate investments is related to the gains and losses recognized upon disposition of our investments in real estate and real estate-related loans and securities. During the nine months ended September 30, 2023, we sold real estate-related securities for aggregate gross proceeds of $87.6 million resulting in a realized gain of $1.2 million, compared to the sale of real estate related securities for aggregate gross proceeds of $6.0 million resulting in a realized gain of $0.6 million during the nine months ended September 30, 2022.
Realized (Loss) Gain on Financial Instruments
Realized (loss) gain on financial instruments consist of foreign currency swap settlements related to our unconsolidated non-U.S. investment in Principal Place. For the three and nine months ended September 30, 2023 we had realized losses on financial instruments of $4.2 million and $4.1 million, respectively, compared to realized gains on financial instruments of $3.3 million and $10.4 million during the three and nine months ended September 30, 2022, respectively. The realized gains and losses on financial instruments are due to changes in the GBP to USD exchange rate related to our foreign currency swap contracts.
Unrealized Gain (Loss) on Investments, Net
Unrealized gain (loss) on investments, net consists of changes in the fair value of our investments in real estate-related securities and investments in unconsolidated entities. During the three and nine months ended September 30, 2023, we recognized unrealized gains of $4.5 million and $6.1 million, respectively, compared to unrealized losses of $7.4 million and $8.4 million during the three and nine months ended September 30, 2022, respectively. The unrealized gain during the current period was primarily attributable to an increase in the fair value of our derivative instruments offset by unrealized losses on our RE securities portfolio.
Net Loss Attributable to Redeemable Non-Controlling Interests
Net loss attributable to redeemable non-controlling interests was nil for the nine months ended September 30, 2023 as compared to Net loss attributable to redeemable non-controlling interests of $4.6 million for the nine months ended September 30, 2022. The loss or income allocable to redeemable non-controlling interests is related to interests held in the Operating Partnership by parties other than us.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses (as defined in our charter) in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended September 30, 2023, our Total Operating Expenses did not exceed the 2%/25% Limitation.

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
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $370.1 million of liquidity as of September 30, 2023, consisting of $41.1 million of unrestricted cash and cash equivalents, $23.0 million of short-term U.S. Treasury Bonds, $181.0 million of undrawn available capacity on our Secured Credit Facility and $125.0 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-related securities, which totaled $246.2 million as of September 30, 2023.
Our portfolio remains conservatively leveraged at 46.0% as of September 30, 2023, and we believe we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments. The leverage ratio would be higher if our pro rata share of debt within our unconsolidated investment was included in the calculation.
We expect our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the three months ended September 30, 2023, we received $23.5 million of proceeds from the sale of shares of our common stock, including proceeds from our private offerings. In addition, during the three and nine months ended September 30, 2023, we repurchased $55.9 million and $149.0 million in shares of our common stock under our share repurchase plan. Since inception, we have satisfied 100% of repurchase requests.

The following table is a summary of our indebtedness as of September 30, 2023 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2023
Fixed rate loans:
Fixed rate mortgages	3.03%	February 2029	N/A	$263,720
Total fixed rate loans				263,720
Variable rate loans:
Floating rate mortgages	SOFR+1.71%	May 2027	N/A	680,410
Secured credit facility(3)	SOFR+2.00%	January 2025	$300,000	118,985
Affiliate line of credit(4)	SOFR+2.25%	November 2024	$125,000	—
Total variable rate loans				799,395
Total indebtedness				1,063,115
Deferred financing costs, net				(5,540)
Total indebtedness, net				$1,057,575

(1)	As of September 30, 2023 and December 31, 2022, SOFR was 5.31% and 4.30%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.
(3)
As of September 30, 2023, borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rentals.

(4)	Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to us or our subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine months ended
	September 30, 2023	September 30, 2022
Cash flows provided by operating activities	$23,165	$55,333
Cash flows provided by (used in) investing activities	35,395	(781,632)
Cash (used in) provided by financing activities	(82,576)	793,472
Net change in cash and cash equivalents and restricted cash	$(24,016)	$67,173

Cash flows provided by operating activities decreased $32.2 million during the nine months ended September 30, 2023 compared to the corresponding period in 2022. The decrease is primarily due to $10.1 million of upfront derivative acquisition costs in the current period, which are deferred and amortized to net income over the term of the instrument. The decrease is also attributable to $4.1 million of settlement payments on our foreign currency swap contracts due to changes in exchange rates, as well as increased interest expense as a result of rising interest rates on our floating rate debt. This decrease was partially offset by an increase in rental revenues compared to the prior period.
Cash flows provided by (used in) investing activities increased $817.0 million for the nine months ended September 30, 2023 compared to the corresponding period in 2022. The increase is primarily due to a decrease of $831.5 million used in the acquisitions of real estate, real estate-related securities and trading securities (net of proceeds received from the sale of real estate-related securities and trading securities). This was partially offset by $28.8 million of proceeds received in the prior period from the sale of preferred membership interests.
Cash flows (used in) provided by financing activities decreased $876.0 million for the nine months ended September 30, 2023 compared to the corresponding period in 2022. The decrease is due to a $271.5 million decrease in borrowings, net of repayments, a $421.2 million decrease in proceeds from the issuance of common stock, a $119.5 million increase in repurchases of common stock, a $19.1 million decrease in subscriptions received in advance, and a $38.0 million decrease in proceeds received from the issuance of Operating Partnership units (“OP Units”).

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
Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of September 30, 2023 ($ and shares/units in thousands):

Components of NAV	September 30, 2023
Investments in real estate	$1,742,633
Investments in real estate-related loans and securities	278,575
Investments in unconsolidated entities	76,992
Cash and cash equivalents	41,111
Restricted cash	14,872
Other assets	61,124
Debt obligations	(1,032,924)
Accrued stockholder servicing fees(1)	(312)
Management fee payable	(1,119)
Dividend payable	(5,249)
Subscriptions received in advance	(2,993)
Other liabilities	(46,948)
Non-controlling interests in joint ventures	(15,749)
Net asset value	$1,110,013
Number of shares/units outstanding	90,245

(1)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of September 30, 2023, we have accrued under GAAP approximately $26.4 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2023 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party OP Units(2)	Total
Net asset value	$435,693	$516,059	$1,870	$—	$114,140	$41,288	$963	$1,110,013
Number of shares/units outstanding	35,493	41,735	150	—	9,443	3,346	78	90,245
NAV Per Share/Unit as of September 30, 2023	$12.2754	$12.3651	$12.4373	$—	$12.0879	$12.3397	$12.3397

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes the OP Units held by parties other than us.
As of September 30, 2023, no Class T shares had been issued.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2023 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.1%	5.6%
Net Lease	6.4%	4.6%
Office	8.4%	7.0%
Logistics	6.7%	5.6%

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Net Lease Investment Values	Office Investment Values	Logistics Investment Values
Discount Rate	.25% Decrease	1.8%	1.8%	2.1%	2.1%
(weighted average)	.25% Increase	(1.8)%	(2.1)%	(2.1)%	(2.0)%
Exit Capitalization Rate	.25% Decrease	2.9%	3.7%	2.3%	3.0%
(weighted average)	.25% Increase	(2.7)%	(3.7)%	(2.2)%	(2.7)%

The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines.

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2023
Stockholders’ equity under U.S. GAAP	$885,513
Redeemable non-controlling interest	963
Total partners’ capital of Operating Partnership under GAAP	886,476
Adjustments:
Accrued stockholder servicing fee	26,119
Deferred rent	(5,430)
Advanced organizational and offering costs	10,489
Unrealized net real estate appreciation	61,411
Accumulated amortization of discount	(14)
Accumulated depreciation and amortization	130,962
NAV	$1,110,013

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
We also believe funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental disclosure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions. FAD is calculated as AFFO adjusted for (i) management fees paid in shares or operating partnership units, even if subsequently repurchased by us, (ii) realized gains and losses on investments in real estate-related loans and securities, (iii) realized gains and losses on financial instruments, (iv) stockholder servicing fees paid during the period, and (v) similar adjustments for unconsolidated joint ventures. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on real estate related securities. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions, and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders and redeemable non-controlling interests. We believe it is meaningful to include redeemable non-controlling interests since it is a component of our NAV ($ in thousands):

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss attributable to REIT shareholders including Redeemable non-controlling interest	$(3,919)	$(15,376)	$(12,463)	$(29,658)
Adjustments to arrive at FFO:
Depreciation and amortization	12,999	13,773	38,568	42,316
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(208)	(196)	(605)	(572)
FFO attributable to stockholders and redeemable non-controlling interests	8,872	(1,799)	25,500	12,086
Adjustments to arrive at AFFO:
Straight-line rental income	(484)	(388)	(1,298)	(1,545)
Amortization of above and below market leases and lease inducements	(230)	(124)	(768)	(810)
Amortization of deferred financing costs	811	888	2,401	2,017
Amortization of origination fees and discount	(22)	49	(70)	(64)
Amortization of restricted stock awards	65	161	242	242
Unrealized (gain) loss on investments(1)	(4,497)	7,359	(6,064)	8,367
Non-cash performance fee	—	3,682	—	11,913
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(1)	(15)	(6)	(16)
AFFO attributable to stockholders and redeemable non-controlling interests	4,514	9,813	19,937	32,190
Adjustments to arrive at FAD:
Non-cash management fee	3,397	3,484	10,655	6,776
Realized (gain) loss on investments in real estate-related loans and securities	(742)	30	(1,246)	(639)
Realized loss (gain) on financial instruments	4,175	(3,319)	4,070	(10,413)
Stockholder servicing fees	(965)	(908)	(3,002)	(2,269)
FAD attributable to stockholders and redeemable non-controlling interests	$10,379	$9,100	$30,414	$25,645

(1)
Unrealized (gain) loss on investments relates to mark-to-market changes on our investments in real estate-related securities, derivative contracts, and unconsolidated joint venture reported at fair value. For the nine months ended September 30, 2023 and 2022, unrealized (gain) loss on investments includes $3.0 million and $3.1 million, respectively, of net operating income less interest expense attributable to our share in the unconsolidated joint venture reported at fair value. For the three months ended September 30, 2023 and 2022, unrealized (gain) loss on investments includes $0.9 million and $1.0 million, respectively, of net operating income less interest expense attributable to our share in the unconsolidated joint venture reported at fair value.

FFO, AFFO, and FAD should not be considered more relevant or accurate than the GAAP methodology in calculating net income (loss) or in evaluating our operating performance. In addition, FFO, AFFO, and FAD should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO, AFFO, and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders.

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
The following table details the aggregate net distributions declared for each class of common stock for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.9947	$0.9947	$0.9947	$—	$0.9947	$0.9947
Stockholder servicing fee per share of common stock	(0.0811)	—	(0.0242)	—	—	—
Management fee per share of common stock	(0.1203)	(0.1212)	(0.1212)	—	(0.1184)	—
Performance fee per share of common stock	(0.3353)	(0.3353)	(0.3353)	—	(0.3353)	—
Net distributions declared per share of common stock	$0.4580	$0.5382	$0.5140	$—	$0.5410	$0.9947

(1)	We did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the nine months ended September 30, 2023.
The following table details the aggregate net distributions declared for each applicable class of common stock for the three months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2184	$0.2184	$0.2184	$—	$0.2184	$0.2184
Stockholder servicing fee per share of common stock	(0.0266)	—	(0.0080)	—	—	—
Management fee per share of common stock	(0.0387)	(0.0390)	(0.0392)	—	(0.0381)	—
Net distributions declared per share of common stock	$0.1531	$0.1794	$0.1712	$—	$0.1803	$0.2184

(1)	The Company did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the three months ended September 30, 2023.

The following tables summarize our distributions declared during the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$6,756	43%	$5,605	40%
Reinvested in shares	9,021	57%	8,428	60%
Total distributions	$15,777	100%	$14,033	100%

Sources of Distributions
Cash flows from operating activities(1)	$15,777	100%	$14,033	100%
Total sources of distributions	$15,777	100%	$14,033	100%

Cash flows from operating activities	$6,394		$21,097
Funds from Operations(2)	$8,872		$(1,799)
Adjusted Funds from Operations(2)	$4,514		$9,813
Funds Available for Distribution(2)	$10,379		$9,100

(1)	Includes cash flows from operating activities in prior periods. As of September 30, 2023, our distributions since inception have been funded 100% from cash flows from operating activities.
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

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$20,298	41%	$12,930	47%
Reinvested in shares	28,668	59%	14,387	53%
Total distributions	$48,966	100%	$27,317	100%

Sources of Distributions
Cash flows from operating activities(1)	$55,058	100%	$27,317	100%
Total sources of distributions	$55,058	100%	$27,317	100%

Cash flows from operating activities	$23,165		$55,332
Funds from Operations(2)	$25,500		$12,086
Adjusted Funds from Operations(2)	$19,937		$32,190
Funds Available for Distribution(2)	$30,414		$25,645

(1)	Includes cash flows from operating activities in prior periods. As of September 30, 2023, our distributions since inception have been funded 100% from cash flows from operating activities.
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
Upon acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities. The most significant portion of the allocation is to buildings and land and requires the use of market based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2023, the outstanding principal balance of our variable rate indebtedness was $799.4 million.
Certain of our mortgage loans and other indebtedness are variable rate and indexed to the U.S. Dollar denominated SOFR and previously the U.S. Dollar denominated LIBOR (the “Reference Rates”). For the nine months ended September 30, 2023, a 10% increase in the Reference Rates would have resulted in increased interest expense of $1.6 million. We have executed interest rate swaps and caps with an aggregate notional amount of $454.2 million as of September 30, 2023 to hedge the risk of increasing interest rates.
Investments in Real Estate-Related Loans and Securities
As of September 30, 2023, we held $277.2 million of investments in real estate-related loans and securities. Certain of our investments are floating rate and indexed to the Reference Rate and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the nine months ended September 30, 2023, a 10% increase or decrease in the Reference Rate would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.9 million.
We may also be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of September 30, 2023, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $24.6 million.
Foreign Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar (“USD”). We seek to manage or mitigate our exposure to the effects of currency changes by entering into derivative financial instruments to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, changes in the timing or amount of foreign currency denominated cash flows from our non-U.S. investments. As of September 30, 2023, we have one foreign currency derivative with a notional hedged amount of £62.1 million GBP.
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
LIBOR Transition
In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced its intention to cease sustaining LIBOR by the end of 2021. The ICE Benchmark Administration (the “IBA”), which is supervised by the FCA, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021, and the remaining USD LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) ended following their publication on June 30, 2023. On April 3, 2023, the FCA announced that it will compel the IBA to publish an unrepresentative synthetic USD LIBOR through September 30, 2024 for use in legacy contracts. As of September 30, 2023, we have entered into loan modifications in connection with the transition from LIBOR to SOFR for our variable rate mortgage loans and applied the practical expedient to all such modifications. The impact of the transition from LIBOR to SOFR did not have a material impact on our consolidated financial statements and disclosures.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
During the three months ended September 30, 2023, we sold equity securities that were not registered under the Securities Act. As described in Note 10 — “Related Party Transactions” to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the Adviser is entitled to a management fee payable monthly in cash or shares of common stock, in each case at the Adviser’s election. For the three months ended September 30, 2023, the Adviser elected to receive its management fees in Class I shares and we issued 181,767 unregistered Class I shares to the Adviser in satisfaction of the July 2023 and August 2023 management fees of $2.3 million. Additionally, we issued 90,532 unregistered Class I shares to the Adviser in October 2023 in satisfaction of the September 2023 management fee of $1.1 million. These shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Adviser was made pursuant to Section 4(a)(2) of the Securities Act.
We have also sold Class I and Class C shares in private offerings to feeder vehicles that offer interests in such feeder vehicles to non-U.S. persons. These shares were issued at the applicable NAV per share on the date the shares were sold. The offer and sale of Class I and Class C shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. During the three months ended September 30, 2023, we issued 250,876 unregistered Class I and Class C shares to feeder vehicles for aggregate consideration of $3.1 million, including unregistered shares issued pursuant to our distribution reinvestment plan.
We have also sold Class I and Class E shares to Brookfield and its affiliates and certain of Brookfield’s and Oaktree’s employees in one or more private offerings. These shares were issued at the applicable NAV per share on the date the shares were sold. The offer and sale of Class I and Class E shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D thereunder. During the three months ended September 30, 2023, we issued 389,871 unregistered Class I and Class E shares to Brookfield and its affiliates and certain of Brookfield’s and Oaktree’s employees for aggregate consideration of $4.9 million, including unregistered shares issued pursuant to our distribution reinvestment plan.

Share Repurchases
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan.
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an “Early Repurchase Deduction”) subject to certain limited exceptions. Settlements of share repurchases will be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan, to shares the Adviser elects to receive instead of cash in respect of its management or performance fees, or to shares issued to an affiliate of Brookfield in exchange for Class E OP Units that were issued to such entity in connection with its contribution of certain assets to the Operating Partnership in connection with the Adviser Transition. In addition, shares of our common stock are sold to certain feeder vehicles primarily created to hold our shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, we may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
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

Pursuant to the Brookfield Repurchase Arrangement, we and the Operating Partnership will offer to repurchase shares of common stock or Class E OP Units, as applicable, from the Brookfield Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Class E OP Units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50.0 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Class E OP units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause us to repurchase its shares and Class E OP Units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of our common stock or OP Units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. Shares of our common stock or Class E OP Units held by the Brookfield Investor that were not issued as consideration for the contribution of the Brookfield Portfolio are not subject to the Brookfield Repurchase Arrangement, but may be redeemed, in whole or in part, for cash upon the request of the Brookfield Investor, subject to the limitations of our share purchase plan. For the nine months ended September 30, 2023, we and the Operating Partnership did not repurchase any shares or OP Units as part of the Brookfield Repurchase Arrangement.
During the three months ended September 30, 2023, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding(2)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
July 2023	1,545,793	1.65%	$12.4865	1,545,793	—
August 2023	1,447,313	1.56%	$12.4659	1,447,313	—
September 2023(4)	1,798,916	1.94%	$12.2694	1,517,481	—
Total	4,792,022			4,510,587

(1)	Repurchases are limited under the share repurchase plan as described above.
(2)
Includes shares repurchased outside of the share repurchase plan. For purposes of calculating the monthly and quarterly limits under our share repurchase plan, repurchases as a percentage of aggregate NAV were 1.68%, 1.59% and 1.66% for the months of July 2023, August 2023 and September 2023, respectively, and 4.86% for the calendar quarter ended September 30, 2023.

(3)	All repurchase requests under our share repurchase plan were satisfied during the period.
(4)	Includes 281,435 Class I shares repurchased from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

Effective January 1, 2024, Manish H. Desai will resign as President and Chief Operating Officer of the Company and will rejoin Oaktree as a Managing Director in their Global Opportunities fund. Also effective January 1, 2024, Dana E. Petitto, currently Chief Financial Officer of the Company, will be appointed Chief Operating Officer and Portfolio Manager and Theodore C. Hanno, currently Chief Accounting Officer, will be appointed Chief Financial Officer. Biographical information with respect to Ms. Petitto and Mr. Hanno is below.
Dana E. Petitto, age 45, will be appointed as our Chief Operating Officer and Portfolio Manager, effective January 1, 2024. Ms. Petitto has served as our Chief Financial Officer since November 2021 and has served as a Managing Director of Finance in Brookfield’s Real Estate Group since 2018. Ms. Petitto joined Brookfield in 2005 and has held numerous roles across the organization during her tenure.
Theodore C. Hanno, age 39, will be appointed as our Chief Financial Officer, effective January 1, 2024. Mr. Hanno has served as our Chief Accounting Officer since 2021, and as a Senior Vice President in Brookfield’s Real Estate Group since 2022. Mr. Hanno joined Brookfield in 2019 as the Controller for Brookfield’s open-end U.S. core-plus fund. Prior to joining Brookfield, Mr. Hanno served as Director and Controller at a global investment and advisory financial services firm from 2014 to 2019, leading the team responsible for the accounting and reporting for their open-end real estate fund.

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

Brookfield Real Estate Income Trust Inc.

November 14, 2023	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer
(Principal Executive Officer)

November 14, 2023	/s/ Dana E. Petitto
Date	Dana E. Petitto
Chief Financial Officer
(Principal Financial Officer)

November 14, 2023	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Accounting Officer
(Principal Accounting Officer)