Form 10-K
period 2023-12-31
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2024-03-15
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____
Commission File Number: 000-56428

 Brookfield Real Estate Income Trust Inc.
(Exact name of registrant as specified in its charter)

Maryland	82-2365593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 Vesey Street, 15th Floor
New York, NY 10281
(Address of principal executive offices) (Zip Code)
(212) 417-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Class I Common Stock, $0.01 par value per share
Class S Common Stock, $0.01 par value per share
Class D Common Stock, $0.01 par value per share
Class T Common Stock, $0.01 par value per share
Class C Common Stock, no par value per share
Class E Common Stock, no par value per share

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
The number of the registrant’s outstanding shares of common stock as of February 29, 2024 was 86,695,188, consisting of 40,944,387 Class I shares, par value $0.01 per share, 33,342,309 Class S shares, par value $0.01 per share, 152,351 Class D shares, par value $0.01 per share, no Class T shares, par value $0.01 per share, 8,842,761 Class C shares, no par value per share, and 3,413,380 Class E shares, no par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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

SUMMARY RISK FACTORS
An investment in shares of our common stock involves significant risks and is intended only for investors with a long-term investment horizon and who do not require immediate liquidity or guaranteed income. If we are unable to effectively manage the impact of these risks, we may not meet our investment objectives. Some of the more significant risks relating to an investment in shares of our common stock include:
•You will not have the opportunity to evaluate our future investments before we make them, which makes an investment in our common stock more speculative.
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
We are externally managed by our Adviser, an affiliate of Brookfield Asset Management Ltd. (together with its affiliates, “Brookfield”). On November 2, 2021, we consummated a series of related transactions and actions that we refer to collectively as the “Adviser Transition,” including, but not limited to, the following:
•the engagement of the Adviser as our external manager and the resignation of our prior adviser, Oaktree Fund Advisors, LLC (the “Sub-Adviser”);
•the engagement of the Sub-Adviser to (i) manage certain of our real estate properties and real estate-related debt investments and (ii) select and manage certain of our liquid assets;
•our entry into an option investments purchase agreement with Oaktree Capital Management, L.P. (together with its affiliates, “Oaktree”) whereby they have the right to purchase certain investments that were acquired by us prior to the Adviser Transition (the“Option Investments Purchase Agreement”); and
•the engagement of Brookfield Oaktree Wealth Solutions LLC (the “Dealer Manager”) as the dealer manager for the Offering.
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
As of March 15, 2024, we have issued and sold 29,394,596 shares of our common stock (consisting of 21,663,207 Class S shares,7,564,750 Class I shares and 166,638 Class D shares; no Class T shares have been issued or sold) in our primary offering for total proceeds of $390,118,798 and (ii) 2,263,493 shares of our common stock (consisting of 1,993,141.77 Class S shares,

269,913 Class I shares and 438 Class D shares; no Class T shares had been issued or sold) pursuant to our distribution reinvestment plan for a total value of $29,218,774. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class S, Class D and Class I units (no Class T units had been issued). The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate-related debt and securities and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan from time to time). We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and private offerings.

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
Our investment strategy seeks to capitalize on Brookfield’s deep expertise as an owner and operator of real assets with a long-standing history of creating value and delivering strong risk-adjusted returns across market cycles. We also seek to benefit from Brookfield’s disciplined investment approach, as well as its scale and ability to identify and acquire our target investments at attractive pricing. Brookfield is a leading global alternative asset manager with over $900 billion of assets under management across real estate, infrastructure, renewable power and transition, private equity, and credit as of December 31, 2023. Brookfield invests client capital for the long-term and offers a range of alternative investment products to investors around the world — including public and private pension plans, endowments and foundations, sovereign wealth funds, financial institutions, insurance companies and private wealth investors.
Investments in Real Estate
We invest primarily in stabilized, income-generating real estate across various segments, including rental housing, net lease, office, logistics, and alternative property types. The majority of our portfolio is concentrated in the United States, but we may selectively invest in large global cities where our sponsor, Brookfield, has comprehensive capabilities, such as Toronto, London, Sydney and Seoul.
We do not designate specific geography or sector allocations for the portfolio; rather we invest in regions or asset classes where we see the best opportunities that support our investment objectives.
As of December 31, 2023, we owned a diversified portfolio of 18 properties, 486 single-family rental homes and one unconsolidated interest in a real estate joint venture. Our real estate properties consisted of rental housing (56%), net lease (26%), single-family rental (7%), office (6%) and logistics (5%) based on the asset value of our real estate investments.

Investments in Real Estate-Related Debt and Securities
Our real estate-related debt and securities strategy seeks to achieve high current income and superior risk-adjusted returns. Our real estate-related debt investments focus on performing real estate-related debt, primarily commercial first mortgages and mezzanine loans, where the investment strategy is not intended to result in real estate ownership. Our investments in real estate-related securities include commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and real estate-related corporate debt. In addition to serving our investment purposes, our investments in real estate-related securities will also provide a source of liquidity for our share repurchase plan and cash management.
As of December 31, 2023, our real estate-related debt and securities consisted of 75 investments with an aggregate fair value of approximately $241.2 million.
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
Taxation of the Company
We qualified as a REIT under the Code for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally must distribute annually at least 90% of our taxable net income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
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
For the year ended December 31, 2023 we had net losses attributable to stockholders under U.S. Generally Accepted Accounting Principles (“GAAP”) and an accumulated deficit. It is possible that we will continue to experience net losses and to accumulate additional deficits, which may negatively affect the value of our shares of common stock.
We have held several of our current investments for only a limited period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.
We have not yet acquired or identified all of the investments we may make. We are not able to provide you with any information relating to any future properties, real estate debt or real estate-related equity securities that we may acquire. Because we have not held our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from our offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate debt and real estate-related equity securities. However, because you are unable to evaluate the economic merit of our future investments before we make them, you have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you do not have the opportunity to evaluate potential investments. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.
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
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased, or none at all, due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares.
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
Furthermore, our board of directors may agree for the benefit of one or more of our stockholders to restrict repurchases in a manner that is intended to result in our being treated as a “domestically controlled” REIT within the meaning of Section 897(h)(4)(B) of the Code. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, stockholders’ ability to have their shares repurchased by us may be limited and at times stockholders may not be able to liquidate their investment.
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
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this report. Our board of directors (or a duly authorized committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and other tax considerations, Investment Company Act of 1940, as amended (the “Investment Company Act”) exemptions, capital expenditure requirements and applicable law. Among the factors that could impair our ability to make distributions to our stockholders are:
•the size of our portfolio;
•our inability to invest the proceeds from sales of our shares on a timely basis;
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
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, we may fund distributions to our stockholders or share repurchases from sources other than cash flow from operations. The extent to which we pay distributions and fund share repurchases from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, level of share repurchase requests, the extent to which the Adviser elects to receive its management or performance fees in shares of our common stock or units of the Operating Partnership, how quickly we invest the proceeds from the Offering and any future offering and the performance of our investments along with tax and Investment Company Act considerations relating thereto.

Funding distributions and share repurchases from the proceeds of the sale of properties and other real estate-related assets that we acquire, the repayment of loans that we acquire or originate, borrowings, return of capital or proceeds of the Offering will result in a reduction of assets available to acquire properties or other real estate-related investments. As a result, the return stockholders realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute existing stockholder’ interest in us on a percentage basis and may impact the value of stockholders’ investments, especially if we sell these securities at prices less than the price they paid for their shares. Funding share repurchases from the sale of additional securities will impact the value of stockholders' investments if we sell these securities at prices less than the price at which we repurchase shares. We may be required to continue to fund our regular distributions and share repurchases from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions or repurchases that may be paid from any of these sources. We believe that the likelihood that we pay distributions and fund share repurchases from sources other than cash flow from operations will be higher in the early stages of the Offering.
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
We anticipate that appraisals for a portion of our portfolio of properties will be conducted at least once per month. Annual appraisals of our properties will be conducted by an independent third-party appraisal firm on a rolling basis, such that properties may be appraised at different times but each property (other than single-family rental properties) would be appraised by an independent third-party appraisal firm at least once per year. In any month where an independent third-party appraisal firm does not prepare an appraisal for a property, our independent valuation advisor will prepare an appraisal for such property (other than international properties, which the Adviser prepares monthly update appraisals that are reviewed by our independent valuation advisor). When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new monthly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
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
The methods used by the Adviser, the Sub-Adviser and State Street Bank and Trust Company (“State Street”) to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

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
These super-majority voting requirements do not apply if, among other things, our stockholders receive a minimum price (as set forth in the Maryland General Corporation Law (the “MGCL”)) for their common stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder.
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
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”), and Maryland law. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our directors. As a result, our stockholders and we may have more limited rights against our directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by our directors in some cases. However, our charter provides that we may not indemnify our directors or officers, or the Adviser and its affiliates, for any liability or loss suffered by them or hold our directors or officers, the Adviser and its affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Adviser and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.
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
Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.
Cybersecurity failures or other security incidents may result in disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, and damage to our business relationships and reputation, causing our business and results of operations to suffer. We rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks, and in the computer systems and networks of third parties with whom we do business or communicate. Our information technology systems face ongoing cybersecurity threats and attacks, which could result in the failure of such infrastructure. Although we have implemented measures to protect the security of our computer systems and networks, and to prevent unauthorized access, use, disclosure, modification or damage of our data, software, hardware, telecommunications and other information technology assets, these measures may not be effective against all future threats. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such threats. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for extended periods of time. Hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. In addition, we may experience operational disruptions or information security breaches at third-party vendors, counterparties, service providers or other entities that interact with our systems or that could otherwise affect our business. Such disruptions or breaches could result in the unauthorized acquisition, use, disclosure, modification or destruction of our confidential information or that of our clients, investors, portfolio companies or employees, litigation, regulatory investigations, remediation costs, increased cybersecurity protection costs, reputational damage, loss of business or potential liability.
Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in our Offering, which would harm our ability to achieve our investment objectives.
Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest requires a broker-dealer or associated person, when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer, to act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker- dealer or associated person ahead of the interest of the retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to investing in our shares that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Under Regulation Best Interest, broker- dealers participating in the Offering must consider such alternatives when evaluating the best interests of their clients. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend the Offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in the Offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

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
Our activities and investments could be materially adversely affected by the instability in the U.S. or global financial markets, or changes in market, economic, political or regulatory conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation of our investments), trade barriers and currency exchange controls, and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) in respect of the countries in which we invest, as well as by numerous other factors outside the control of the Adviser or its affiliates. These factors may adversely affect the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or effectively exit or realize upon investments on favorable terms. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. Any of the foregoing events could result in substantial or total losses to us in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in our capital structure or a particular investment’s capital structure.
Any future financial market disruptions may force us to use a greater proportion of our Offering proceeds to finance our acquisitions and fund tenant improvements, reducing the cash available to make distributions and satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.
Inflation may adversely affect our financial condition and results of operations.
An increase in inflation could have an adverse impact on our floating rate mortgages, credit facilities and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable. In addition, leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below- market lease rates on a significant number of our properties and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected.

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
While the majority of our portfolio is concentrated in the United States, we may selectively invest in large global cities where Brookfield has comprehensive capabilities, such as Toronto, London, Sydney and Seoul. As a result, some of our assets and operations may be in countries where the U.S. dollar is not the functional currency. These operations pay distributions in currencies other than the U.S. dollar which we must convert to U.S. dollars prior to making distributions on our units. A significant depreciation in the value of such foreign currencies may have a material adverse effect on our business, financial condition and results of operations.
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
The activity of identifying, completing and realizing attractive real estate and real estate-related investments is highly competitive and involves a high degree of uncertainty and risk. We face competition for investments from other real estate investment vehicles, as well as individuals and companies, publicly-traded REITs, financial institutions (such as mortgage banks and pension funds), hedge funds and investment funds affiliated with other financial sponsors or institutional real estate investors, private equity and debt investors, and credit vehicles, some of which are likely a source of reasonable alternatives under Regulation Best Interest. Further, over the past several years, many real estate funds and publicly traded REITs have been formed (and many such existing funds have grown in size) for the purpose of investing in real estate assets and real estate debt. In recent years, hedge funds and other participants have also become increasingly active in the private mezzanine market. Other funds may have investment objectives that overlap with us, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. These competitive pressures could reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made and we may not be able to take advantage of attractive investment opportunities. There can be no assurance that the Adviser will be able to locate, complete and exit investments which satisfy our objectives, or realize upon their values. These risks may be exaggerated as a result of the investment allocation policy adopted by Brookfield. Furthermore, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. Competition may also cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our results of operations may be adversely impacted.
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
Joint venture investments may involve risks not present in investments where a third party is not involved, including the possibility that a co-venturer or partner may at any time have other business interests and investments other than the joint venture with us, may have economic or business goals different from ours, and may be in a position to take actions contrary to our policies or objectives. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement. Such investments may have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner has full control over the joint venture. In addition, the joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment or causing us to sell our investment in the joint venture at a time when it would not otherwise be in our best interest to do so. Our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such other vehicle not participated. Joint venture partners might become bankrupt or fail to fund their required capital contributions. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may be liable for actions of its co-venturers or partners. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business.
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
We may experience losses related to our properties arising from natural disasters such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We carry insurance covering our properties under policies the Adviser and the Sub-Adviser, as applicable, deem appropriate. The Adviser and the Sub-Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes, typhoons and floods, though certain losses of a catastrophic nature may be uninsurable or insurable at such high rates that to maintain such coverage would cause an adverse impact to our profitability. Moreover, we cannot assure you that any insurance coverage we carry will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-

payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance for a property. As a result, not all investments may be insured against terrorism. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us, the Adviser or the Sub-Adviser.
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
Short-term leases associated with any rental housing properties may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to our stockholders.
Substantially all of our leases in rental housing properties are on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
Increased levels of unemployment could adversely affect the occupancy and rental rates of any rental housing properties we acquire.
Increased levels of unemployment in markets where we are invested in rental housing and single-family rental properties could significantly decrease occupancy and rental rates. In times of increasing unemployment, occupancy and rental rates have historically been adversely affected by:
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
Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our rental housing properties.
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
The rental housing properties in which we invest must comply with the Fair Housing Amendment of 1988 (the “FHAA”).
The rental housing properties in which we invest domestically must comply with the FHAA which requires that rental housing properties first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of rental housing communities for compliance with the requirements of the FHAA and the Americans with Disabilities Act (the “ADA”) and an increasing number of substantial enforcement actions and private lawsuits have been brought against rental housing properties to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.
We may be adversely affected by trends in the office real estate industry.
Sustained changes in client preferences and space utilization in office spaces, moving from full-time, collective in-person work environments to hybrid or remote work models and use of shared office and co-working spaces could decrease overall demand for office workspaces. This will in turn place downward pressure on occupancy, rental rates and property valuations which could have an adverse impact on our business, cash flow, financial condition and results of operations.
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
We may face risks in connection with frequent trading in and high portfolio turnover of our real estate-related debt portfolio and our liquid assets.
The different strategies used by the Adviser and the Sub-Adviser with respect to our real estate-related debt portfolio and our liquid assets may, from time to time, require frequent trading and a high portfolio turnover. The more frequently we trade, the higher the commission and transaction costs and certain other expenses involved in our operations. These costs will be borne by us regardless of the profitability of our investment and trading activities. In addition, a high portfolio turnover may increase the recognition of short-term, rather than long-term, capital gains.
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
The dealer manager for the Offering is Brookfield Oaktree Wealth Management Solutions LLC, an affiliate of the Adviser. The success of the Offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker- dealers and other agents to distribute shares in the Offering. If the Dealer Manager is unable to do so, we may not be able to raise adequate proceeds through the Offering to meet our investment objectives. In addition, the Dealer Manager serves as dealer manager for other issuers, including Other Brookfield Accounts and other accounts of Oaktree (“Other Oaktree Accounts”). As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the Offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through the Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.
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
The Adviser and its affiliates will devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, a core group of real estate professionals devote substantially all of their business time not only to our activities but also to the activities of several Other Brookfield Accounts (and their investments) and their related entities (which may include separate accounts, dedicated managed accounts or investment funds formed for specific geographical areas or investments). Consequently, conflicts are expected to arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
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
We have entered into the Credit Agreement with an affiliate of Brookfield, pursuant to which we may borrow up to $125 million at an interest rate equal to the lowest then-current interest rate offered by a third-party lender to us for a similar credit product, or, if no such rate is available, SOFR plus a 0.10% credit adjustment and a 2.25% margin. There can be no assurances that we will be able to borrow under the Credit Agreement, or that the Brookfield lender will issue a loan or extend or renew the Credit Agreement. Because this Credit Agreement is with an affiliate of Brookfield, the terms of the agreement were not negotiated at arm’s length. The Adviser may face conflicts of interest in connection with any borrowings or disputes under this Credit Agreement.
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
Pursuant to the terms of the Adviser Transition Agreement, we entered into the Option Investments Purchase Agreement with Oaktree, pursuant to which Oaktree will have the right to purchase the Operating Partnership’s entire interest in certain of our real estate properties (the “Equity Option Investments”) or real estate-related debt investments (the “Debt Option Investments”), or both, that were acquired prior to the consummation of the Adviser Transition, for a period of 12 months following the earlier of (i) 18 months after the date upon which the Adviser Transition is completed and (ii) the date on which we notify Oaktree that we have issued in the aggregate $1 billion of our common stock to non-affiliates after the date the Adviser Transition is completed (such 12-month period, the “Option Period”) at price equal to the fair value of the applicable Option Investments, as determined in connection with our most recently determined NAV immediately prior to the closing of such purchase. Because this Option Investments Purchase Agreement is with Oaktree, an affiliate of Brookfield, the terms of the agreement were not negotiated at arm’s length. In addition, because of the Option Investments Purchase Agreement, we would be precluded from selling the Equity Option Investments or the Debt Option Investments to a third party, prior to the expiration of the Option Period, without the consent of Oaktree, even if our Adviser determines that it would be in our best interest to dispose of one or more of the Oaktree Option Investments in order to rebalance our portfolio or for liquidity needs to fund share repurchases. In addition, the purchase price payable by Oaktree for the Oaktree Option Investments pursuant to the Option Investments Purchase Agreement is fixed at the current appraised value as of the date of sale, which would preclude us from realizing any premium to appraised value that a third party may be willing to pay during the Option Period.

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

Our charter does not permit any person or group to own more than 9.9%, in value or by number of shares, whichever is more restrictive, of our outstanding common stock or of our outstanding stock of all classes or series, and attempts to acquire our common stock or our stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption (which may apply prospectively or retroactively) from these limits by our board of directors.
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
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Subject to certain exceptions, FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the distribution of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire time period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we fail to qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including repurchases) would be subject to tax under FIRPTA, unless (1) our shares of common stock were regularly traded on an established securities market and (2) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market. Proposed Treasury regulations issued on December 29, 2022 (the “Proposed Regulations”) would modify the existing Treasury regulations relating to the determination of whether we are a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies or domestic “C” corporations owned 25% or more directly or indirectly by foreign persons (“foreign owned domestic corporations”) and by treating “qualified foreign pension funds” as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective a year after they are finalized, the preamble to the Proposed Regulations states that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations as currently drafted would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign owned domestic corporations is inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment.
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
Stockholders that participate in our distribution reinvestment plan will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless such stockholders are tax-exempt entities, they may be forced to use funds from other sources to pay their tax liability on the reinvested dividends.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20% (excluding the 3.8% Net Investment Income Tax). Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under current law, through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of “ordinary” REIT dividends (i.e., dividends other than capital gain dividends and qualified dividend income), which temporarily reduces the effective tax rate on such dividends.
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
We may acquire mezzanine loans, for which the U.S. Internal Revenue Service (the “IRS”) has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
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
Our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense may be limited. Under Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.”
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
Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including the Operating Partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid this 100% “prohibited transaction” tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Code. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business or that a safe harbor will apply.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the IRS will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “gross income tests” and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirements for a taxable year.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
As an externally advised company, our day-to-day operations are managed by our Adviser and our executive officers under the oversight of our board of directors. We rely on our Adviser’s cybersecurity program for assessing, identifying, and managing material risks from cybersecurity threats to us. This cybersecurity program is designed to protect the integrity and availability of our information and technology. This program addresses security governance, security awareness, employee training, relevant access and end-point security, vulnerability management, penetration testing, security monitoring and incident response. Our Adviser’s practices align with the National Institute of Standards and Technology (NIST) Cybersecurity Framework.
Our Adviser’s cybersecurity program includes a comprehensive policy framework, reviewed and updated annually; security awareness training for all employees, completed annually; technology risk assessments for critical information systems and applications, performed annually and following all changes to these systems; monthly vulnerability scans; quarterly technology risk assessments and the use of software to protect the confidentiality, integrity and availability of our systems, including the use of anti-malware applications and the use of programs that log, monitor and audit system activities. The effectiveness of our Adviser’s cybersecurity programs is evaluated regularly through both internal and third-party audits. We may also engage third parties to conduct risk assessments.
Our Adviser’s Chief Information Security Officer (“CISO”) utilizes a variety of processes and systems to manage cybersecurity risks including third-party risk. This includes operational compliance monitoring processes within our information technology service management program, a security operations center managed by a security services provider; and periodic assessments and tests conducted by external parties or internal audit and compliance functions. We also regularly monitor cybersecurity and data privacy risks of investments in our portfolio. Additionally, our vendor governance framework includes monitoring of vendors’ compliance with contractual terms and their cybersecurity risk profile. A risk assessment is conducted for each violation identified, which includes an assessment of the impact from a financial, operational, reputational, regulatory compliance, and client service perspective, to determine its materiality. Regular reporting includes information on material security incidents and policy breaches.
No risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us, our business strategy, results of operations or financial condition. However, we can provide no assurance that we will not experience any material cybersecurity threats or incidents in the future. See “Item 1.A. Risk Factors — Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”
Governance
The audit committee of our board of directors (the “Audit Committee”) is responsible for overseeing risk management strategies that are specific to us, including reviewing management’s assessment of the current and emerging risks and related mitigation strategies across financial and non-financial risks, including cybersecurity risks. Regular reports and updates on material security incidents and cybersecurity risks are made to senior management and the Audit Committee by the Adviser.
The Adviser has a dedicated cybersecurity team, led by the CISO, which manages and monitors our data protection, privacy and cybersecurity program. In addition, our Adviser has established a Security Governance Committee, led by the CISO, that is responsible for, among other things, communicating information security status and needs to all stakeholders; overseeing that appropriate communication channels about cybersecurity risk occur at all levels and to executive management, including our management and the Audit Committee; and overseeing that appropriate action is being taken and monitored where information risks are identified.
The CISO and other members of the Security Governance Committee are selected from the Adviser’s business groups. The CISO has over 20 years of cybersecurity and technology management experience.

ITEM 2. PROPERTIES
For an overview of our real estate investments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our principal executive and administrative offices are located at 250 Vesey Street, 15th Floor New York, NY 10281. We consider these facilities to be suitable for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock
The Offering consists of four classes of shares of our common stock, Class S shares, Class T shares, Class D shares and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 15, 2024, there were 2,622 holders of record of our Class S common stock, 424 holders of record of our Class I common stock, and 44 holders of record of our Class D common stock. As of March 15, 2024, we have not sold any Class T shares. Class C and Class E shares are not offered or sold in the Offering. These figures do not include the number of stockholders that hold shares in “street name” through banks or broker-dealers. The following table details the selling commissions, dealer manager fees and stockholder servicing fees for each applicable share class being offered and sold in the Offering as of December 31, 2023:

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
For the year ended December 31, 2023, the costs of raising equity capital, which represent all upfront selling commissions, upfront dealer manager fees, stockholder servicing fees and organization and offering costs, was approximately 0.57% of the gross amount of equity capital raised, inclusive of equity capital raised from private offerings.

The following table presents our monthly NAV per share for each of the six classes of shares from January 31, 2021 through December 31, 2023:

	Class S Shares	Class I Shares	Class D Shares	Class T Shares (1)	Class C Shares (2)	Class E Shares (2)
January 31, 2021	$10.5020	$10.6220	$—	$—	$—	$—
February 28, 2021	10.5287	10.6480	—	—	—	—
March 31, 2021	10.6138	10.7307	—	—	10.7093	—
April 30, 2021	10.6751	10.7861	—	—	10.7230	—
May 31, 2021	10.7562	10.8583	—	—	10.8046	—
June 30, 2021	10.8558	10.9475	—	—	10.8933	—
July 31, 2021	10.9087	10.9868	—	—	10.9288	—
August 31, 2021	11.1222	11.2011	—	—	11.1424	—
September 30, 2021	11.8772	11.9684	—	—	11.9007	—
October 31, 2021	11.8843	11.9793	—	—	11.8990	—
November 30, 2021	12.2120	12.3099	—	—	12.2272	12.3577
December 31, 2021	12.4506	12.4858	—	—	12.4285	12.5880
January 31, 2022	12.5735	12.6154	—	—	12.5240	12.7185
February 28, 2022	12.9453	12.9919	—	—	12.8738	13.1675
March 31, 2022	13.0702	13.1344	—	—	12.9693	13.3421
April 30, 2022	13.6326	13.6925	—	—	13.5045	14.0147
May 31, 2022	13.7789	13.8601	—	—	13.5772	14.2549
June 30, 2022	13.7215	13.8110	13.7139	—	13.5231	14.1412
July 31, 2022	13.8200	13.9101	13.8117	—	13.6245	14.2684
August 31, 2022	13.8555	13.9499	13.7712	—	13.6556	14.3219
September 30, 2022	13.8660	13.9594	13.8145	—	13.6629	14.3442
October 31, 2022	13.8702	13.9636	13.8034	—	13.6667	14.3613
November 30, 2022	13.5418	13.6332	13.4806	—	13.3424	13.9833
December 31, 2022	13.2712	13.3602	13.2204	—	13.0716	13.6732
January 31, 2023	13.2112	13.3019	13.2957	—	13.0050	13.2742
February 28, 2023	13.1299	13.2192	13.2047	—	12.9231	13.1923
March 31, 2023	12.8583	12.9469	12.9538	—	12.6584	12.9215
April 30, 2023	12.8531	12.9465	12.9928	—	12.6617	12.9087
May 31, 2023	12.7076	12.8002	12.8466	—	12.5181	12.7723
June 30, 2023	12.4704	12.5603	12.6073	—	12.2839	12.5345
July 31, 2023	12.4159	12.5063	12.5746	—	12.2284	12.4806
August 31, 2023	12.2713	12.3597	12.4305	—	12.0856	12.3356
September 30, 2023	12.2754	12.3651	12.4373	—	12.0879	12.3397
October 31, 2023	12.2236	12.3138	12.3859	—	12.0361	12.2887
November 30, 2023	11.9828	12.0743	12.1459	—	11.8006	12.0471
December 31, 2023	11.6835	11.7742	11.8483	—	11.5092	11.7522

(1)	No Class T shares have been sold to date.
(2)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.

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
To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. However, our valuation procedures and our NAV are not subject to an independent audit. Because the fair value calculations of our real estate properties involve significant professional judgment in the application of both observable and unobservable inputs, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other public REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of, and certain adjustments made to, our assets and liabilities used in the determination of NAV will differ from GAAP.
With the approval of our board of directors, including a majority of the independent directors, we have engaged Altus Group U.S. Inc. to serve as our independent valuation advisor. We receive annual appraisals conducted by independent third-party appraisal firms for each of our properties on a rolling basis, such that properties may be appraised at different times, but each property (other than single-family rental properties) is appraised by an independent third-party appraisal firm at least once per year. In any month where an independent third-party appraisal firm does not prepare an appraisal for a property, our independent valuation advisor prepares an appraisal for such property (other than international properties, for which the Adviser prepares a monthly valuation that is reviewed by our independent valuation advisor as to its reasonableness). Single-family rental properties are valued monthly by an independent third-party appraisal firm other than our independent valuation advisor. While our independent valuation advisor performs an important role with respect to our property valuations, our independent valuation advisor is not responsible for, and does not calculate, our NAV. The Adviser is ultimately responsible for the determination of our NAV.
The following valuation methods are used for purposes of calculating our NAV:
•Investments in Real Estate: Our independent valuation advisor and independent third-party appraisal firms value our properties using the discounted cash flow methodology (income approach) as the primary methodology, whereby a property’s value is calculated by discounting the estimated cash flows and the anticipated terminal value of the subject property by the assumed market supported discount and terminal capitalization rate. Consistent with industry practices, the income approach also incorporates subjective judgments regarding comparable rental and operating expense data, capitalization and discount rates, and projections of future rent and expenses based on appropriate market evidence as well as the residual value of the asset as components in determining value. The valuations of our properties also incorporate historical operating revenues and expenses of the properties, lease agreements on the properties, budgeted revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property. Other methodologies that may also be used to value properties include sales comparison and replacement cost approaches. We believe that the key assumptions utilized in the discounted cash flow methodology are the discount rate and exit capitalization rate. The weighted average discount rates and exit capitalization rates, as well as the effect a change in these assumptions would have on the value of our properties, are disclosed for each of our property types below.
•Investments in Real Estate-Related Loans and Securities: Our real estate-related loans and securities are valued monthly using market quotations from third-party pricing vendors and, in cases when market quotations are not readily available, valuations prepared by independent third-party valuation providers. In determining the fair value of a particular investment, third-party pricing vendors may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for real estate-related securities generally consider the attributes applicable to the particular class of the security (e.g. credit rating, seniority), current market data, estimated cash flows for such security and specific collateral performance, as applicable. Certain real estate-related loan investments, such as private real estate loans, are unlikely to have market quotations. Such investments are valued monthly by a third-party valuation provider using generally accepted valuation methodologies to value such investments. Generally, the third-party valuation provider’s analysis will utilize a discounted cash flow methodology and will consider the underlying collateral real estate, the investment’s yield, and the current market yield. Market yield is estimated based on a variety of inputs regarding the collateral asset’s performance, debt yield or loan-to-value ratios, local or macro real estate performance, and capital market conditions. For further details on our investments in real estate-related securities reported at fair value for GAAP, see Valuation of Assets and Liabilities Measured at Fair Value in Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this annual report on Form 10-K.
•Liabilities: We include the fair value of our liabilities as part of our NAV calculation. These liabilities include the fees payable to the Adviser (including any accrued performance fees) and the Dealer Manager, accounts payable, accrued operating expenses, and our debt obligations, such as our mortgage loans and secured credit facility. Other than our debt obligations, we include the cost basis of our liabilities as part of NAV, which approximates fair value due to the liquid and short-term nature of the liabilities. For NAV, our debt liabilities are valued by an independent third-party valuation provider utilizing the discounted cash flow methodology, which calculates the fair value of a loan utilizing the estimated cash flows required by the applicable debt agreement and discounting them back to the present value using an estimated market yield. The determination of the current market yield considers current market rates and conditions for similar borrowing agreements with comparable loan-to-value and credit profiles. For both GAAP and NAV, our derivative financial instruments are reported at fair value. For further details on our derivative financial instruments reported at fair value for GAAP, see Valuation of Assets and Liabilities Measured at Fair Value in Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this annual report on Form 10-K.
•Investments in Unconsolidated Entities: Our unconsolidated properties held through joint ventures are valued in a manner that is consistent with the methodologies described above. After the fair value of the assets and liabilities are determined, we apply our ownership percentage to the net asset value and reflect this amount as our investments in unconsolidated entities. For further details on our investments in unconsolidated entities reported at fair value for GAAP, see Valuation of Assets and Liabilities Measured at Fair Value in Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this annual report on Form 10-K.
In accordance with our valuation guidelines, our fund administrator calculates our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components (each as described above), including the estimated fair value of (1) each of our properties, (2) our real estate-related debt investments and real estate-related securities, (3) our other real estate-related investments, if any, and (4) our other assets and liabilities. Operating Partnership units are valued in the same fashion. Each class of Operating Partnership units is economically equivalent to our corresponding class of shares.
At the end of each month, our change in NAV for each share class is calculated as follows:
•Effective on the first day of each month, shares are issued for each class of common stock for subscriptions and distribution reinvestments, to the extent each class of common stock receives subscriptions and distribution reinvestments in the current month. The subscription and distribution reinvestment proceeds received by each share class are added to each share class’s prior month ending aggregate NAV, resulting in an aggregate NAV per share class effective on the first day of the current month (“NAV for Allocation”).
•Each share class is then allocated its proportionate share of the current month’s NAV appreciation (whether an increase or decrease) based on its relative percentage of the total NAV for Allocation. NAV appreciation includes net portfolio income from investments, interest expense, realized and unrealized net real estate appreciation, general and administrative expenses, and reimbursements paid to the Adviser for previously advanced organization and offering costs. Unrealized net real estate appreciation includes any changes in the fair market value of our investments in real estate, investments in real estate-related loans, and debt liabilities, which are presented at their carrying value in our GAAP consolidated financial statements. NAV appreciation excludes straight-line rental revenue, depreciation and amortization, which are recognized as components of net income under GAAP.
•Following the proportionate allocation of NAV appreciation, the aggregate NAV of each share class is reduced by the net distributions declared during the month. The net distribution per share will differ by share class due to the allocation of class-specific expenses, including stockholder servicing fees, management fees and performance fees, which are reduced from the gross distribution as discussed below.
•Class-specific expenses are then allocated to certain share class as follows:
◦Stockholder servicing fees are payable monthly on Class T, Class S, and Class D common shares. For purposes of calculating NAV, the stockholder servicing fee is recognized as reduction of NAV on a monthly basis as such fee becomes payable. Under GAAP, we accrue the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time such share is sold. The stockholder servicing fee is calculated as a percentage of the aggregate NAV for such class of shares.

◦Management fees are accrued monthly in an amount equal to 1/12 of 1.25% of the NAV of our Class C, Class D, Class I, Class S and Class T common shares on the last day of the month, prior to giving effect to distributions, accrued stockholder servicing fees, and accrued performance fees.
◦Performance fees are accrued monthly based on the total return of our Class C, Class D, Class I, Class S and Class T common shares. Total return is defined as distributions paid or accrued plus the change in NAV of our Class C, Class D, Class I, Class S and Class T common shares, adjusted for subscriptions and repurchases.
•Lastly, the aggregate NAV of each share class is reduced by repurchases of common stock effective on the last day of the month.
•The NAV per share for each class is calculated by dividing such class’s aggregate NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of December 31, 2023 ($ and shares/units in thousands):

Components of NAV	December 31, 2023
Investments in real estate	$1,717,150
Investments in real estate-related loans and securities	241,188
Investments in unconsolidated entities	78,569
Cash and cash equivalents	24,272
Restricted cash	16,429
Other assets	63,629
Debt obligations	(1,035,300)
Accrued stockholder servicing fees(1)	(306)
Management fee payable	(1,046)
Dividend payable	(5,138)
Subscriptions received in advance	(3,003)
Other liabilities	(42,538)
Non-controlling interests in joint ventures	(15,462)
Net asset value	$1,038,444
Number of shares/units outstanding	88,676

(1)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of December 31, 2023, we have accrued under GAAP approximately $25.5 million of stockholder servicing fees payable to the Dealer Manager related to the Class S and Class D shares sold (as of December 31, 2023, we had not sold any Class T shares).

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2023 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party Operating Partnership Units(2)	Total
Net asset value	$400,091	$488,680	$1,757	$—	$107,580	$39,403	$933	$1,038,444
Number of shares/units outstanding	34,244	41,504	148	—	9,347	3,353	80	88,676
NAV Per Share/Unit as of December 31, 2023	$11.6835	$11.7742	$11.8483	$—	$11.5092	$11.7522	$11.7522

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes the units of the Operating Partnership held by parties other than us.
As of December 31, 2023, we had not sold any Class T shares.

The following table details the weighted average discount rate and exit capitalization rate, which are the key assumptions in the discounted cash flow methodology, by property type as of December 31, 2023:

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.1%	5.7%
Net Lease	7.0%	5.5%
Office	8.4%	7.2%
Logistics	7.0%	5.9%

These assumptions are determined by our independent valuation advisor and our independent third-party appraisal firms (other than international properties, which are determined by the Adviser and reviewed by our independent valuation advisor). A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Rental Housing Investment Values	Net Lease Investment Values	Office Investment Values	Logistics Investment Values
Discount Rate	.25% Decrease	1.8%	2.3%	1.9%	2.1%
(weighted average)	.25% Increase	(1.8)%	(2.2)%	(1.9)%	(2.0)%
Exit Capitalization Rate	.25% Decrease	2.8%	3.2%	2.3%	2.8%
(weighted average)	.25% Increase	(2.6)%	(2.9)%	(2.1)%	(2.7)%

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2023
Stockholders’ equity under U.S. GAAP	$814,909
Redeemable non-controlling interest	933
Total partners’ capital of Operating Partnership under GAAP	815,842
Adjustments:
Accrued stockholder servicing fee	25,201
Deferred rent	(5,058)
Advanced organizational and offering costs	9,760
Unrealized net real estate appreciation	80,973
Accumulated depreciation and amortization	111,726
NAV	$1,038,444

The following details the adjustments to reconcile stockholders’ equity under GAAP to our NAV:
•Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold such share. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of calculating NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis when such fee is paid.
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
The following table details the aggregate net distributions declared for each class of common stock for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$1.2124	$1.2124	$1.2124	$—	$1.2124	$1.2124
Stockholder servicing fee per share of common stock	(0.1072)	—	(0.0319)	—	—	—
Management fee per share of common stock	(0.1583)	(0.1595)	(0.1598)	—	(0.1558)	—
Performance fee per share of common stock(2)	(0.3353)	(0.3353)	(0.3353)	—	(0.3353)	—
Net distributions declared per share of common stock	$0.6116	$0.7176	$0.6854	$—	$0.7213	$1.2124

(1)	We did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the year ended December 31, 2023.
(2)	Relates to the distribution declared on January 17, 2023, in connection with the payment of the 2022 performance fee that was payable on December 31, 2022.

For the year ended December 31, 2023, we declared distributions in the amount of $64.3 million. The following table outlines the tax character of our distributions paid in 2023 as a percentage of total distributions. The distribution declared on December 28, 2023 was paid in January of the following year and is excluded from the below analysis as it is a 2024 tax event:

	Ordinary Income	Capital Gains	Return of Capital
2023 Tax Year	—%	—%	100%

The following table summarizes our distributions declared during the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

	For the year ended December 31, 2023		For the year ended December 31, 2022		For the year ended December 31, 2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$26,592	41%	$17,075	40%	$5,702	52%
Reinvested in shares	37,712	59%	25,653	60%	5,234	48%
Total distributions	$64,304	100%	$42,728	100%	$10,936	100%

Sources of Distributions
Cash flows from operating activities(1)	$63,716	99%	$42,728	100%	$10,936	100%
Cash flows from other sources(2)	588	1%	—	—%	—	—%
Total sources of distributions	$64,304	100%	$42,728	100%	$10,936	100%

Cash flows from operating activities	$33,738		$65,357		$15,721
Funds from Operations(3)	$21,295		$15,833		$3,106
Adjusted Funds from Operations(3)	$32,399		$41,056		$12,705
Funds Available for Distribution(3)	$45,421		$47,735		$11,978

(1)	Includes cash flows from operating activities in prior periods.
(2)	Includes cash flows from investing activities, such as proceeds from sales of trading securities and real estate-related securities.
(3)
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
The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders and redeemable non-controlling interests. We believe it is meaningful to include redeemable non-controlling interests since it is a component of our NAV ($ in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Net income (loss) attributable to REIT shareholders including Redeemable non-controlling interest	$(48,906)	$(39,082)	$5,084
Adjustments to arrive at FFO:
Depreciation and amortization	51,691	55,684	18,370
Impairment of investments in real estate	19,331	—	—
Realized gain on disposition of real estate	—	—	(19,496)
Amount attributed to non-controlling interests attributable to third party joint ventures for above adjustments	(821)	(769)	(669)
FFO attributable to stockholders and redeemable non-controlling interests	21,295	15,833	3,289
Adjustments to arrive at AFFO:
Straight-line rental income	(926)	(1,879)	(298)
Amortization of above and below market lease intangibles, net	(1,016)	(963)	148
Amortization of deferred financing costs	3,169	4,534	461
Amortization of upfront derivative acquisition costs	1,943	—	—
Amortization of origination fees and discount	(84)	(85)	(85)
Organization costs	—	—	3,459
Amortization of restricted stock awards	323	323	88
Unrealized loss (gain) on investments, net(1)	7,742	16,750	(1,837)
Non-cash performance fee and performance participation allocation	—	6,566	7,489
Amount attributed to non-controlling interests attributable third party joint ventures for above adjustments	(47)	(23)	(9)
AFFO attributable to stockholders and redeemable non-controlling interests	32,399	41,056	12,705
Adjustments to arrive at FAD:
Non-cash management fee	13,895	10,512	2,651
Realized gain on sale of real estate-related loans and securities	(1,398)	(726)	(1,902)
Realized loss (gain) on financial instruments(2)	4,143	(10,572)	—
Stockholder servicing fees	(3,618)	(3,107)	(1,476)
FAD attributable to stockholders and redeemable non-controlling interests	$45,421	$37,163	$11,978

(1)
Unrealized loss (gain) on investments, net relates to provisions for current estimated credit losses and mark-to-market changes on our investments in real estate-related securities, derivative contracts, and investments in unconsolidated entities reported at fair value. For the years ended December 31, 2023, 2022 and 2021, unrealized loss (gain) on investments, net includes $3.7 million, $4.1 million and $0.6 million, respectively, of net operating income less interest expense attributable to our unconsolidated investment in Principal Place.

(2)	Realized loss (gain) on financial instruments relates to settlements on our foreign currency swaps.
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
Unregistered Sales of Equity Securities
For the three months ended December 31, 2023, all equity securities that were sold and not registered under the Securities Act were previously reported on our Current Report on Form 8-K.
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
We and the Operating Partnership have also entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating Partnership units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Operating Partnership units that it received on the Adviser Transition date in consideration for the contribution by Brookfield of two rental housing properties and a 20% interest in a joint venture that owns a net lease property (the “Brookfield Portfolio”) until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause us or the Operating Partnership to repurchase its shares and Operating Partnership units (above the $50 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of our common stock or units of the Operating Partnership held by affiliates of Brookfield that are feeder vehicles primarily created to hold our Class I and Class C shares of common stock that offer interests in such feeder vehicles to non-U.S. persons. Shares of our common stock or Class E OP Units held by the Brookfield Investor that were not issued as consideration for the contribution of the Brookfield Portfolio are not subject to the Brookfield Repurchase Arrangement, but may be redeemed, in whole or in part, for cash upon the request of the Brookfield Investor, subject to the limitations of our share purchase plan. For the year ended December 31, 2023, we and the Operating Partnership did not repurchase any shares or Operating Partnership units as part of the Brookfield Repurchase Arrangement.
During the three months ended December 31, 2023, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding(2)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
October 2023	1,042,828	1.15%	$12.2850	1,042,828	—
November 2023	623,921	0.69%	$12.2431	623,921	—
December 2023(4)	1,433,673	1.59%	$12.0326	1,155,982	—
Total	3,100,422			2,822,731

(1)	Repurchases are limited under the share repurchase plan as described above.
(2)
Includes shares repurchased outside of the share repurchase plan. For purposes of calculating the monthly and quarterly limits under our share repurchase plan, repurchases as a percentage of aggregate NAV were 1.16%, 0.69% and 1.29% for the months of October 2023, November 2023 and December 2023, respectively, and 3.10% for the calendar quarter ended December 31, 2023.

(3)	All repurchase requests under our share repurchase plan were satisfied.
(4)	Includes 277,691 Class I shares repurchased from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.

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
In addition to the Follow-On Public Offering, we are conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. We are also offering Class E shares to Brookfield and certain of its affiliates and employees in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D promulgated thereunder.
We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019, and we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of December 31, 2023, we owned and operated 19 investments in real estate and held investments in one unconsolidated real estate interest, three real estate-related loans, and 72 short-term real estate-related debt securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties or real estate-related loans.
Recent Developments
Business Outlook
Our portfolio continues to display strong real estate fundamentals and operating performance, with consistently high occupancy (97%) and growing cash flows, particularly in our rental housing sector, which made up 64% of the value of our real estate properties as of December 31, 2023. We believe the strong operating performance of our rental housing properties is attributable to our strategy of owning desirable buildings with best-in-class amenities and favorable tenant demographics. The continued high cost of home ownership, as well a decrease in multifamily construction starts in 2023, is expected to continue to drive the demand for high-quality rental housing properties.

While higher interest rates during the year contributed to downward property valuation adjustments across the industry, real estate operating fundamentals continue to remain strong across most sectors. After a prolonged period of volatility, a declining interest rate environment should be positive for real estate values and present attractive acquisition opportunities. We believe we are well-positioned to capitalize on these opportunities going forward, with no unsatisfied repurchase requests and over $600 million of total liquidity as of December 31, 2023. This includes $281.0 million, or 27% of the net asset value of our investments, that is invested in our portfolio of real estate-related debt and trading securities. Through our partnership with Oaktree and their extensive credit expertise, we also expect to continue to capitalize on attractive opportunities to invest in real estate debt.
Inflation in the United States has declined since its peak in mid-2022 and policy makers have indicated the monetary tightening cycle may be coming to an end, a good sign for private real estate valuations. However, geopolitical instability and other macroeconomic factors in the United States and globally could affect our business and operating results.

2023 Highlights
Operating and Capital Raising Results:
•Total return for the year ended December 31, 2023, excluding upfront selling commissions, was -7.55% for Class S, -6.71% for Class I and -5.39% for Class D shares. Negative performance in 2023 was primarily attributable to widening of discount and exit cap rates over the last twelve months as a result of continuous interest rate increases from the Federal Reserve, which typically has an adverse effect on real estate valuations. Total return is calculated as the percent change in the net asset value (“NAV”) per share during the respective periods, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares. As of December 31, 2023, no Class T shares of common stock had been issued.
•Annualized total return from inception through December 31, 2023, excluding upfront selling commissions, was 8.27% for Class S, 9.34% for Class I, and -3.79% for Class D shares. Since inception returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued.
•Raised $110.2 million from the sale of our common stock during the year ended December 31, 2023.
•Declared monthly net distributions totaling $64.3 million for the year ended December 31, 2023. As of December 31, 2023, the annualized net distribution rate was 5.13% for Class S, 5.94% for Class I and 5.64% for Class D shares.
•Reinvested distributions of $37.7 million during the year ended December 31, 2023.
Investing and Financing Activity:
•Closed on the following transactions during the year related to real estate-related loans and securities:
◦Invested $62.8 million in real estate-related securities, consisting of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and corporate bonds.
◦Realized $134.3 million of proceeds from the sale or repayment of real estate-related loans and securities.
•As of December 31, 2023, our leverage ratio was 46.8%. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. There is no indebtedness on our real estate-related debt investments. The leverage ratio would be higher if our pro rata share of debt within our unconsolidated investment was included in the calculation.
Current Portfolio:
•Our portfolio as of December 31, 2023, based on the net asset value of our investments, consisted of 73% real estate properties and 27% real estate-related loans and securities. Net asset value is measured as the fair value of our investments less any mortgages or debt obligations related to such investments. There is no indebtedness on our real estate-related debt investments.
•Our portfolio as of December 31, 2023, based on the total asset value of our investments measured at fair value, consisted of 89% real estate properties and 11% real estate-related loans and securities.
•Our real estate properties as of December 31, 2023, based on the total asset value of our properties measured at fair value, consisted of rental housing (64%), net lease (25%), logistics (6%) and office (5%).
•As of December 31, 2023, our real estate-related loans and securities consisted of 75 investments with an aggregate fair value of $241.2 million.

Portfolio
The following table provides information regarding our portfolio of real properties as of December 31, 2023:

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Rental Housing	April 2019	90%	$59.2	448	93%
Arbors of Las Colinas	Dallas, TX	Rental Housing	December 2020	90%	63.5	408	85%
1110 Key Federal Hill	Baltimore, MD	Rental Housing	September 2021	100%	73.6	224	97%
Domain	Orlando, FL	Rental Housing	November 2021	100%	74.1	324	96%
The Burnham	Nashville, TN	Rental Housing	November 2021	100%	129.0	328	94%
Flats on Front	Wilmington, NC	Rental Housing	December 2021	100%	97.5	273	97%
Verso	Beaverton, OR	Rental Housing	December 2021	100%	74.0	172	95%
2626 South Side Flats	Pittsburgh, PA	Rental Housing	January 2022	100%	90.0	264	95%
The Parker at Huntington Metro	Alexandria, VA	Rental Housing	March 2022	100%	136.0	360	99%
Briggs + Union	Mount Laurel, NJ	Rental Housing	April 2022	100%	158.0	490	97%
Single-Family Rentals	Various	Rental Housing	Various	100%	128.5	486	93%
Principal Place(5)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Two Liberty Center	Arlington, VA	Office	August 2019	97%	91.2	179,000	75%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	92%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
Total					$1,751.0

(1)	Investments in real estate properties includes our consolidated property investments and our unconsolidated investment in Principal Place.
(2)	The joint venture agreements entered into by us (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(3)	Purchase price is presented in millions and excludes acquisition costs.
(4)
For rental housing investments, except single-family rentals, occupancy represents the percentage of all leased units divided by the total available units as of December 31, 2023. Single-family rentals occupancy represents all occupied homes divided by the total stabilized homes as of the date indicated. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of December 31, 2023.

(5)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.

Investments in Real Estate-Related Loans and Securities
The following table details our real estate-related loan investments as of December 31, 2023 ($ in thousands):

					December 31, 2023
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Allowance Adjustment	Carrying Amount
IMC/AMC Bond Investment(2)	International Markets Center AmericasMart Atlanta	SOFR+8.15%	April 2024(3)	Principal due at maturity	$10,000	$—	$—	$10,000
The Avery Senior Loan(4)	The Avery Condominium San Francisco, California	10.00%	December 2024(4)	Principal due at maturity(5)	6,878	—	(1,670)	5,208
The Avery Mezzanine Loan(4)	The Avery Condominium San Francisco, California	10.00%	December 2024(4)	Principal due at maturity(5)	1,669	—	(374)	1,295
Total					$18,547	$—	$(2,044)	$16,503

(1)	As of December 31, 2023, one-month SOFR was equal to 5.38%.
(2)	In December 2023, a loan modification agreement was executed that increased the interest rate from SOFR + 6.20% to SOFR + 8.15% and extended the initial maturity date to April 2024. In connection with the loan modification agreement, we received a principal repayment of $15.0 million.
(3)	The initial maturity date may be extended by the borrower to any of April, May or June 2026 provided the borrower has obtained a loan extension and modification of a CMBS loan that has a maturity date in April 2024 and is secured by certain of the borrower’s subsidiaries.
(4)	Our investment is held through its membership interest in an entity which aggregate our interest with interests held by other funds managed by the Sub-Adviser. We have been allocated its proportionate share of the loan based on our membership interest in the aggregating entity. In December 2023, the loan agreements were amended to change the interest rate to 10.00% and extend the maturity date to December 2024.
(5)	The maturity date may be extended for additional one-year periods, but no later than February 16, 2028, subject to the borrower meeting minimum annual repayment requirements. The loan agreement requires mandatory repayments simultaneous with the closing of the sale of any condominium unit.
The following table details our real estate-related securities as of December 31, 2023 ($ in thousands):

Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	29	SOFR + 3.64%	November 2025	$149,282	$141,971	$143,423
CMBS - fixed	7	4.26%	April 2026	37,913	33,413	24,322
RMBS - floating	6	SOFR + 1.58%	October 2024	10,752	10,757	10,765
RMBS - fixed	30	4.71%	July 2026	46,611	45,105	45,095
Total	72	7.37%	January 2026	$244,558	$231,246	$223,605

(1)	As of December 31, 2023, SOFR was equal to 5.38%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.

Lease Expirations
The following table details the expiring leases at our consolidated office, logistics and net lease properties by annualized base rent and square footage as of December 31, 2023 ($ and square feet data in thousands). The table below excludes our rental housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Approximate Gross Leasable Square Footage of Expiring Leases	% of Total Square Feet Expiring
2024	6	$1,330	4%	29	2%
2025	18	3,438	11%	113	7%
2026	8	1,732	5%	72	5%
2027	5	1,087	3%	58	4%
2028	10	2,215	7%	89	6%
2029	6	3,090	10%	204	13%
2030	3	566	2%	54	3%
2031	—	—	—%	—	—%
2032	1	1,343	4%	211	13%
2033	2	228	1%	6	—%
Thereafter	3	16,529	53%	767	47%
Total	62	$31,558	100%	1,603	100%

(1)
Annualized base rent is determined from the annualized December 31, 2023 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Year Ended December 31,		2023 vs. 2022
	2023	2022	$
Revenues
Rental revenues	$126,528	$108,652	$17,876
Other revenues	12,119	9,616	2,503
Total revenues	138,647	118,268	20,379
Expenses
Rental property operating	52,661	41,302	11,359
General and administrative	8,389	9,562	(1,173)
Management fee	13,895	10,512	3,383
Performance fee	—	6,566	(6,566)
Impairment of investments in real estate	19,331	—	19,331
Depreciation and amortization	51,691	55,684	(3,993)
Total expenses	145,967	123,626	22,341
Other (expense) income
Income from real estate-related loans and securities	17,609	8,827	8,782
Interest expense	(58,577)	(39,718)	(18,859)
Loss from unconsolidated entities	(2,083)	(6,130)	4,047
Other income, net	331	3,173	(2,842)
Total other (expense) income	(42,720)	(33,848)	(8,872)
Net loss	$(50,040)	$(39,206)	$(10,834)
Net loss attributable to non-controlling interests in third party joint ventures	1,179	148	1,031
Net income attributable to non-controlling interests – preferred stockholders	(45)	(24)	(21)
Net loss attributable to redeemable non-controlling interests	42	4,669	(4,627)
Net loss income attributable to Brookfield REIT stockholders	$(48,864)	$(34,413)	$(14,451)
Per common share data:
Net loss income per share of common stock – basic and diluted	$(0.53)	$(0.55)	$0.02
Weighted average number of shares outstanding – basic and diluted	92,740	62,594	30,146

Revenues
Revenues primarily consist of base rent arising from tenant leases at our rental housing, net lease, office and logistics properties. Revenues increased $20.4 million from $118.3 million for the year ended December 31, 2022 to $138.6 million for the year ended December 31, 2023. The increase was primarily due to incremental rental revenue generated from properties acquired during the prior year, as well as rental revenue growth at certain of our rental housing properties. For the year ended December 31, 2023, same property rental revenue growth for our rental housing properties was 8.0% compared to the prior year. The components of revenue during these periods are as follows ($ in thousands):

	Year Ended December 31,		2023 vs. 2022
	2023	2022	$
Rental revenue	$115,714	$101,795	$13,919
Tenant reimbursements	10,814	6,857	3,957
Ancillary income and fees	12,119	9,616	2,503
Total revenue	$138,647	$118,268	$20,379

Rental Property Operating Expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees and insurance expenses. Rental property operating expenses increased $11.4 million during the year ended December 31, 2023 to $52.7 million compared to $41.3 million for the year ended December 31, 2022. The increase in 2023 was primarily due to a full year of operating expenses for properties that were acquired in 2022 and, to a lesser extent, increased real estate taxes at a net lease property, which are reimbursed to us by the tenant, and the impact of rising operating costs from inflation.
General and Administrative Expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the year ended December 31, 2023, general and administrative expenses were $8.4 million compared to $9.6 million during the year ended December 31, 2022. The decrease of $1.2 million was primarily due to the reduction in transactional activity in the current period.
Management Fee
Management fees are earned by our Adviser for providing services pursuant to the advisory agreement among the Adviser, the Operating Partnership and the Company (the “Advisory Agreement”). During the year ended December 31, 2023, the total management fee expense was $13.9 million compared to $10.5 million during the year ended December 31, 2022. Management fees are calculated based on our aggregate NAV of Class S, Class I, Class T, Class D and Class C shares (no management fees are paid on Class E shares) and are paid monthly. The increase in management fees was due to a higher average NAV during the year ended December 31, 2023 compared to the prior year.
Performance Fee
Performance fees relate to amounts payable to the Adviser based on the total return for the period, subject to a minimum return hurdle. Total return is defined as distributions paid or accrued plus the change in NAV, adjusted for subscriptions and repurchases. The performance fee is accrued monthly and becomes payable at the end of each calendar year. There was no performance fee for the year ended December 31, 2023, due to the total return not exceeding the hurdle. During the year ended December 31, 2022, the performance fee was $6.6 million due to the higher total return in the prior year.
Impairment of Investments in Real Estate
During the year ended December 31, 2023, we recognized an impairment of $19.3 million related to an office property. The impairment was the result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as we are considering a potential disposition of the investment in the near term. We did not recognize any impairment during the corresponding period in 2022.
Depreciation and Amortization
During the year ended December 31, 2023, depreciation and amortization decreased $4.0 million compared to the corresponding period in 2022. The decrease was due to the full amortization of certain intangible assets.
Income from Real Estate-Related Loans and Securities
Income from real estate-related loans and securities was $17.6 million and $8.8 million for the years ended December 31, 2023 and 2022, respectively, which consisted of interest income, realized gains and losses, reserves for current expected credit loss on our investments in real estate-related loans, and unrealized gains and losses from changes in the fair value of our investments in real estate-related securities. The $8.8 million increase was primarily due to an increase in interest income as a result of significant acquisition activity of real estate-related securities and the impact of higher interest rates on our variable rate securities. As of December 31, 2023, the weighted average coupon of our investments in real estate-related securities was 7.37%, and 65% of our investments in real estate-related securities were variable rate.
Interest Expense
Interest expense is primarily related to interest incurred on our mortgage loans and credit facilities. For the year ended December 31, 2023, interest expense was $58.6 million compared to $39.7 million for the year ended December 31, 2022. The $18.9 million increase was primarily due to the impact of rising interest rates on our variable rate debt as well as additional indebtedness due to property acquisitions in the prior year. As of December 31, 2023, our weighted average cost of leverage, including the impact of our interest rate derivatives, was 5.08%.
Loss from Unconsolidated Entities
Loss from unconsolidated entities consists of changes in the fair value of our investments in unconsolidated entities that are held at fair value, as well as realized and unrealized gains and losses on our foreign currency swap contracts related to our unconsolidated non-U.S. investment in Principal Place. During the years ended December 31, 2023 and 2022, loss from unconsolidated entities was $2.1 million and $6.1 million, respectively. The losses were primarily due to changes in the fair value of the investment.

Other income, net
Other income, net consists of realized and unrealized gains and losses on our interest rate derivatives and income from our trading securities. During the years ended December 31, 2023 and 2022, other income was $0.3 million and $3.2 million, respectively. The decrease was primarily due to unrealized losses on changes to the fair value of our interest rate derivatives.
Net Loss Attributable to Redeemable Non-Controlling Interests
Net loss attributable to redeemable non-controlling interests was less than $0.1 million for the year ended December 31, 2023 compared to $4.7 million for the year ended December 31, 2022. The loss or income allocable to redeemable non-controlling interests is related to interests held in the Operating Partnership by parties other than us.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended December 31, 2023, our Total Operating Expenses did not exceed the 2%/25% Limitation.
Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023 for discussion of our consolidated results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, which specific discussion is incorporated herein by reference.

Liquidity and Capital Resources
Our primary needs for liquidity are to fund investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating expenses, to fund capital expenditures at our properties and to pay debt service on our outstanding indebtedness. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management and performance fees we pay to the Adviser (to the extent the Adviser elects to receive such fees in cash) and general corporate expenses.
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $370.1 million of liquidity as of December 31, 2023, consisting of $24.3 million of unrestricted cash and cash equivalents, $39.8 million of short-term U.S. Treasuries, $181.0 million of undrawn available capacity on our Secured Credit Facility and $125.0 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-related loans and securities, which had an aggregate fair value of $241.2 million as of December 31, 2023.
Our portfolio remains conservatively leveraged at 46.8% as of December 31, 2023, and we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the year ended December 31, 2023, we received $110.2 million of proceeds from the sale of shares of our common stock, including proceeds from our private offerings. In addition, for the year ended December 31, 2023, we repurchased $183.4 million in shares of our common stock under our share repurchase plan.

The following table is a summary of our indebtedness as of December 31, 2023 and 2022 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2023	December 31, 2022
Fixed rate loans:
Fixed rate mortgages	3.03%	February 2029	N/A	$263,720	$263,720
Total fixed rate loans				263,720	263,720
Variable rate loans:
Floating rate mortgages	SOFR+1.71%	May 2027	N/A	680,410	679,499
Secured credit facility(3)	SOFR+2.00%	January 2025	$300,000	118,985	118,985
Affiliate line of credit(4)	SOFR+2.25%	November 2024	$125,000	—	—
Total variable rate loans				799,395	798,484
Total indebtedness				1,063,115	1,062,204
Deferred financing costs, net				(4,772)	(7,907)
Total indebtedness, net				$1,058,343	$1,054,297

(1)	As of December 31, 2023 and 2022, SOFR was 5.38% and 4.30%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.
(3)	As of December 31, 2023 and December 31, 2022, borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rentals.
(4)	Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to us or our subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cash flows provided by operating activities	$33,738	$65,357	$15,721
Cash flows provided by (used in) investing activities	53,765	(826,530)	(622,799)
Cash flows (used in) provided by financing activities	(126,801)	780,388	631,843
Net increase in cash and cash equivalents and restricted cash	$(39,298)	$19,215	$24,765

Cash flows provided by operating activities decreased by $31.6 million for the year ended December 31, 2023 compared to the corresponding period in 2022 due to $10.1 million of upfront derivative acquisition costs in the current period, which are deferred and amortized to net income over the term of the instrument. The decrease is also attributable to $4.1 million of settlement payments on our foreign currency swap contracts due to changes in exchange rates, as well as increased interest expense as a result of rising interest rates on our floating rate debt. This decrease was partially offset by an increase in rental revenues compared to the prior period.
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
Cash flows provided by (used in) investing activities increased $880.3 million for the year ended December 31, 2023 compared to the corresponding period in 2022. The change is primarily due to a decrease of $779.4 million in cash flows used in the acquisitions of real estate and real estate-related loans and securities, as well as an increase of $133.0 million in cash flows provided by the sale and principal repayments of real estate-related loans and securities. This was partially offset by $28.8 million of proceeds received in the prior period from the sale of preferred membership interests.
Cash flows used in investing activities increased $203.7 million for the year ended December 31, 2022 compared to the corresponding period in 2021. The increase was primarily due to acquisitions of real estate properties and real estate-related debt, offset by cash flows provided by the sale of one real estate property, one real estate-related loan, and four real estate-related securities.
Cash flows used in (provided by) financing activities decreased $907.2 million for the year ended December 31, 2023 compared to the corresponding period in 2022. The decrease is due to a $218.9 million decrease in borrowings, net of repayments, a $510.1 million decrease in proceeds from the issuance of common stock, a $133.2 million increase in repurchases of common stock, a $38.0 million decrease in proceeds received from the issuance of Operating Partnership units, and a $5.2 million decrease in subscriptions received in advance.
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
Impairment of Long-Lived Assets
We review our real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates the carrying amount of an asset may not be recoverable. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.

Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this annual report on Form 10-K for a discussion concerning recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2023, the outstanding principal balance of our variable rate indebtedness was $799.4 million.
Certain of our mortgage loans and other indebtedness are variable rate and indexed to the U.S. Dollar denominated Secured Overnight Financing Rate (“SOFR”) and previously the U.S. Dollar denominated London Interbank Offered Rate (“LIBOR” and, together with SOFR, the “Reference Rates”). For the year ended December 31, 2023, a 10% increase in the Reference Rates would have resulted in increased interest expense of $2.2 million. We have executed interest rate swaps and caps with an aggregate notional amount of $454.2 million as of December 31, 2023 to hedge the risk of increasing interest rates.
Investments in Real Estate-Related Loans and Securities
As of December 31, 2023, we held $240.1 million of investments in real estate-related loans and securities. Certain of our investments are floating rate and indexed to the Reference Rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the year ended December 31, 2023, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from our real estate-related loans and securities of $1.2 million.
We may also be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of December 31, 2023, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $22.4 million.
Foreign Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar (“USD”). We seek to manage or mitigate our exposure to the effects of currency changes by entering into derivative financial instruments to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, changes in the timing or amount of foreign currency denominated cash flows from our non-U.S. investments. As of December 31, 2023, we have one foreign currency derivative with a notional hedged amount of £62.1 million GBP.
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
LIBOR Transition
LIBOR and certain other floating rate benchmark indices have been the subject of national, international and regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of December 31, 2023, we have entered into loan modifications in connection with the transition from LIBOR to SOFR for our variable rate mortgage loans and applied the practical expedient to all such modifications. The impact of the transition from LIBOR to SOFR did not have a material impact on our consolidated financial statements and disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-39. See accompanying Index to Financial Statements on page F-1.

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2023, was effective.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item relating to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K.

1.Financial Statements: The consolidated financial statements of the Company are included under Item 8 of this report.

2.Financial Statement Schedules: The following financial statement schedule is included in Item 15(c):

Schedule III—Real Estate and Accumulated Depreciation

3.Exhibits:

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

3.9	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q on November 14, 2022 and incorporated herein by reference).

4.1	Share Repurchase Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

4.2	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on March 13, 2023 and incorporated herein by reference).

4.3	Description of Registrant's Securities (filed as Exhibit 4.3 to the Registrant's Annual Report on Form 1-K filed on March 16, 2023 and incorporated herein by reference).

4.4	Brookfield Share/OP Unit Repurchase Arrangement (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022 and incorporated herein by reference).

10.1
Dealer Manager Agreement, dated November 2, 2021, by and between Brookfield Real Estate Income Trust Inc. and Brookfield Oaktree Wealth Solutions LLC (filed as Exhibit 1.1 to the Registrant's Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.2	Form of Selected Dealer Agreement filed as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.1 hereof.

10.3
Amended and Restated Advisory Agreement, dated March 21, 2022, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022 and incorporated herein by reference).

10.4
Amendment No. 1 to the Amended and Restated Advisory Agreement, dated August 9, 2022, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q on August 12, 2022 and incorporated herein by reference).

10.5
Third Amended and Restated Limited Partnership Agreement of Brookfield REIT Operating Partnership L.P. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022 and incorporated herein by reference).

10.6***
Option Investments Sub-Advisory Agreement, dated November 2, 2021, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P., Brookfield REIT Adviser LLC and Oaktree Fund Advisors, LLC. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.7***
Amendment No. 1 to Option Investments Sub-Advisory Agreement, dated March 21, 2022, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P., Brookfield REIT Adviser LLC and Oaktree Fund Advisors, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022 and incorporated herein by reference).

10.8
Option Investments Purchase Agreement, dated November 2, 2021, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P., Brookfield REIT Adviser LLC, and Oaktree Fund Advisors, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.9
Trademark License Agreement, dated November 2, 2021, by and between Brookfield Office Properties Inc. and Brookfield Real Estate Income Trust Inc. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.10
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022)).

10.11**	Independent Director Compensation Policy (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2023 and incorporated herein by reference).

10.12**	Form of Restricted Stock Award Agreement (filed as Exhibit A to the Independent Director Compensation Policy filed as Exhibit 10.11 hereof).

10.13
Uncommitted Unsecured Line of Credit, dated November 2, 2021, by and between Brookfield US Holdings Inc. and Brookfield REIT Operating Partnership L.P. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.14
First Amendment to Uncommitted Unsecured Line of Credit, dated November 10, 2022, but effective as of November 2, 2022, by and among Brookfield Corporate Treasury Limited, Brookfield REIT Operating Partnership L.P., and Brookfield US Holdings Inc (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q on November 14, 2022 and incorporated herein by reference).

10.15
Second Amendment to Uncommitted Unsecured Line of Credit, dated October 10, 2023 by and among Brookfield Corporate Treasury Limited, Brookfield REIT Operating Partnership L.P., and Brookfield US Holdings Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 13, 2023 and incorporated herein by reference).

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

Brookfield Real Estate Income Trust Inc.

March 15, 2024	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Brian W. Kingston and Dana E. Petitto his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his or her substitute, may lawfully do or cause to be done or by virtue hereof.

March 15, 2024	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

March 15, 2024	/s/ Dana E. Petitto
Date	Dana E. Petitto
Chief Operating Officer

March 15, 2024	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 15, 2024	/s/ Lori-Ann Beausoleil
Date	Lori-Ann Beausoleil
Director

March 15, 2024	/s/ Richard W. Eaddy
Date	Richard W. Eaddy
Director

March 15, 2024	/s/ Thomas F. Farley
Date	Thomas F. Farley
Director

March 15, 2024	/s/ Lis S. Wigmore
Date	Lis S. Wigmore
Director

March 15, 2024	/s/ Robert Stelzl
Date	Robert Stelzl
Director

Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brookfield Real Estate Income Trust Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookfield Real Estate Income Trust Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
New York, New York
March 15, 2024

We have served as the Company’s auditor since 2021.

Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets
Investments in real estate, net	$1,525,156	$1,580,964
Investments in real estate-related loans and securities, net	240,108	332,654
Investments in unconsolidated entities	78,569	80,591
Intangible assets, net	41,459	44,695
Cash and cash equivalents	24,272	61,824
Restricted cash	16,429	18,175
Accounts and other receivables, net	10,794	8,382
Other assets	53,120	23,188
Total Assets	$1,989,907	$2,150,473
Liabilities and Equity
Mortgage loans, secured term loan and secured credit facility, net	$1,058,343	$1,054,297
Due to affiliates	43,971	52,294
Intangible liabilities, net	26,127	27,475
Accounts payable, accrued expenses and other liabilities	39,224	39,591
Subscriptions received in advance	3,003	8,166
Total Liabilities	1,170,668	1,181,823
Commitments and Contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	933	990
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 34,244 and 36,704 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	342	367
Common stock - Class I shares, $0.01 par value per share, 250,000 shares authorized; 41,504 and 42,397 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	415	424
Common stock - Class T shares, $0.01 par value per share, 225,000 shares authorized; no shares issued nor outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock - Class D shares, $0.01 par value per share, 100,000 shares authorized; 148 and 36 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1	—
Common stock - Class C shares, $0.00 par value per share, 100,000 shares authorized; 9,347 and 9,343 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	83	94
Common stock - Class E shares, $0.00 par value per share, 100,000 shares authorized; 3,353 and 3,210 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,028,028	1,063,038
Accumulated deficit	(213,960)	(100,709)
Total Stockholders’ Equity	814,909	963,214
Non-controlling interests attributable to third party joint ventures	3,022	4,071
Non-controlling interests attributable to preferred stockholders	375	375
Total Equity	818,306	967,660
Total Liabilities and Stockholders’ Equity	$1,989,907	$2,150,473

See accompanying notes to consolidated financial statements.

The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary ($ in thousands).

	December 31, 2023	December 31, 2022
Assets
Investments in real estate, net	$199,136	$223,810
Intangible assets, net	5,398	5,724
Cash and cash equivalents	1,374	2,243
Restricted cash	10,761	7,849
Accounts and other receivables, net	2,274	3,652
Other assets	2,651	655
Total Assets	$221,594	$243,933

Liabilities
Mortgage loans, net	$178,458	$177,354
Intangible liabilities, net	18	25
Accounts payable, accrued expenses and other liabilities	6,362	4,755
Total Liabilities	$184,838	$182,134

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Year Ended December 31,
	2023	2022		2021
Revenues
Rental revenues	$126,528	$108,652		$34,787
Other revenues	12,119	9,616		2,591
Total revenues	138,647	118,268	—	37,378
Expenses
Rental property operating	52,661	41,302		15,465
General and administrative	8,389	9,562		7,057
Organizational expenses	—	—		3,459
Management fee	13,895	10,512		2,651
Performance fee	—	6,566		5,143
Performance participation allocation	—	—		2,346
Impairment of investments in real estate	19,331	—		—
Depreciation and amortization	51,691	55,684		18,370
Total expenses	145,967	123,626		54,491
Other (expense) income
Income from real estate-related loans and securities	17,609	8,827		6,022
Interest expense	(58,577)	(39,718)		(6,758)
Net gain on dispositions of real estate	—	—		19,590
(Loss) gain from unconsolidated entities	(2,083)	(6,130)		1,668
Other income, net	331	3,173		1,492
Total other (expense) income	(42,720)	(33,848)		22,014
Net (loss) income	$(50,040)	$(39,206)		$4,901
Net loss attributable to non-controlling interests in third party joint ventures	$1,179	$148		$183
Net income attributable to non-controlling interests - preferred stockholders	(45)	(24)		—
Net loss (income) attributable to redeemable non-controlling interests	42	4,669		(2,578)
Net (loss) income attributable to Brookfield REIT stockholders	$(48,864)	$(34,413)		$2,506
Per common share data:
Net (loss) income per share of common stock - basic and diluted	$(0.53)	$(0.55)		$0.11
Weighted average number of shares outstanding - basic and diluted	92,740	62,594		23,038

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Shareholders	Total Equity
Balance at December 31, 2020	$75	$130	$—	$—	$—	$200,440	$(15,179)	$185,466	$7,718	$—	$193,184
Common stock issued	22	72	16	—	—	144,292	—	144,402	—	—	144,402
Preferred equity issued	—	—	—	—	—	—	—	—	—	375	375
Stock-based compensation	—	—	—	—	—	152	—	152	—	—	152
Distribution reinvestment	—	4	—	—	—	5,234	—	5,238	—	—	5,238
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	569	—	569
Distributions	—	—	—	—	—	—	(10,936)	(10,936)	(685)	—	(11,621)
Adjustment to non-controlling interests related to Ezlyn disposition	—	—	—	—	—	—	—	—	(2,900)	—	(2,900)
Common stock repurchased	(69)	(6)	—	—	—	(76,850)	—	(76,925)	—	—	(76,925)
Offering costs, net	—	—	—	—	—	(18,636)	—	(18,636)	—	—	(18,636)
Net income (loss)	—	—	—	—	—	—	5,084	5,084	(183)	—	4,901
Allocation to redeemable non-controlling interests	—	—	—	—	—	(5,205)	(2,578)	(7,783)	—	—	(7,783)
Balance at December 31, 2021	$28	$200	$16	$—	$—	$249,427	$(23,609)	$226,062	$4,519	$375	$230,956

Common stock issued	$414	$179	$78	$—	$—	$930,967	$—	$931,638	$—	$—	$931,638
Stock-based compensation	—	—	—	—	—	323	—	323	—	—	323
Distribution reinvestment	8	8	—	—	—	23,340	—	23,356	—	—	23,356
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	198	—	198
Distributions	—	—	—	—	—	—	(42,728)	(42,728)	(498)	(24)	(43,250)
Common stock repurchased	(26)	(20)	—	—	—	(70,238)	—	(70,284)	—	—	(70,284)
Offering costs, net	—	—	—	—	—	(21,596)	—	(21,596)	—	—	(21,596)
Net income (loss)	—	—	—	—	—	—	(39,082)	(39,082)	(148)	24	(39,206)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(49,144)	4,669	(44,475)	—	—	(44,475)
Balance at December 31, 2022	$424	$367	$94	$—	$—	$1,063,079	$(100,750)	$963,214	$4,071	$375	$967,660

Common stock issued	$56	$35	$—	$—	$1	$131,230	$—	$131,322	$—	$—	$131,322
Stock-based compensation	—	—	—	—	—	323	—	323	—	—	323
Distribution reinvestment	17	10	—	—	—	37,685	—	37,712	—	—	37,712
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	152	—	152
Distributions	—	—	—	—	—	—	(64,304)	(64,304)	(22)	(45)	(64,371)
Common stock repurchased	(82)	(70)	(11)	—	—	(203,678)	—	(203,841)	—	—	(203,841)
Offering costs	—	—	—	—	—	(625)	—	(625)	—	—	(625)
Net loss	—	—	—	—	—	—	(48,906)	(48,906)	(1,179)	45	(50,040)
Allocation to redeemable non-controlling interests	—	—	—	—	—	14	—	14	—	—	14
Balance at December 31, 2023	$415	$342	$83	$—	$1	$1,028,028	$(213,960)	$814,909	$3,022	$375	$818,306
See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(50,040)	$(39,206)	$4,901
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	51,691	55,684	18,370
Impairment of investments in real estate	19,331	—	—
Management fees	13,895	10,512	2,627
Performance fees	—	6,566	5,143
Performance Participation Allocation	—	—	2,346
Organization costs	—	—	3,459
Amortization of above and below market leases and lease inducements	(1,016)	(963)	106
Amortization of restricted stock grants	323	323	88
Amortization of deferred financing costs	3,169	4,534	309
Amortization of upfront derivative acquisition costs	1,943	—	—
Provision for current expected credit losses	2,044	—	—
Amortization of origination fees and discount	(84)	(250)	(176)
Paid-in-kind interest	—	195	(1,022)
Net gain on disposition of real estate	—	—	(19,496)
Realized gain on investments in real estate-related loans and securities	(3,048)	(726)	(1,902)
Unrealized loss (gain) on investments	5,698	16,750	(1,271)
Distributions of earnings from unconsolidated entities	4,211	3,256	—
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(1,037)	(713)	(171)
Upfront derivative acquisition costs	(10,134)	—	—
Increase in other assets	451	(101)	(1,685)
Increase in accounts and other receivables	(3,116)	(4,135)	(694)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,809)	10,620	5,890
Increase (decrease) in due to affiliates	1,266	3,011	(1,101)
Net cash provided by operating activities	33,738	65,357	15,721
Cash flows from investing activities
Acquisitions of real estate	(1,561)	(547,399)	(649,661)
Purchase of real estate-related loans and securities	(62,800)	(296,374)	(29,947)
Proceeds from sale of real estate-related loans and securities	116,878	8,974	42,718
Proceeds from principal repayments of real estate-related loans	32,436	7,382	8,978
Proceeds from disposition of real estate	—	—	8,600
Refund (payment) of investment acquisition deposits	—	3,202	(6,321)
Capital improvements to real estate	(8,943)	(15,308)	(2,166)
Proceeds from sale of preferred membership interests	—	28,831	5,000
Purchase of trading securities	(287,053)	(38,188)	—
Proceeds from sale of trading securities	264,808	22,350	—
Net cash provided by (used in) investing activities	53,765	(826,530)	(622,799)
Cash flows from financing activities:
Borrowings from mortgage loans	911	664,960	315,216
Borrowings from secured credit facility	—	390,419	244,402
Repayment of mortgage loans	—	(214,750)	(132,550)
Repayment of secured credit facility	—	(515,836)	—
Proceeds from affiliate line of credit	—	43,000	105,000
Repayments of affiliate line of credit	—	(148,000)	—
Proceeds from issuance of OP units	—	38,000	45,000
Proceeds from issuance of preferred units	—	—	375
Payment of deferred financing costs	(35)	(8,824)	(2,550)
Proceeds from issuance of common stock	102,503	612,578	111,783
Repurchases of common stock	(199,176)	(66,005)	(71,298)
Subscriptions received in advance	3,003	8,166	24,381
Payment of organizational and offering costs	(7,253)	(7,591)	(2,626)
Distributions to non-controlling interests	(21)	(498)	(686)
Contributions from non-controlling interests	152	198	569
See accompanying notes to consolidated financial statements.

Distributions	(26,840)	(15,405)	(5,173)
Distributions to non-controlling interests attributable to preferred stockholders	(45)	(24)	—
Net cash (used in) provided by financing activities	(126,801)	780,388	631,843

Net change in cash and cash-equivalents and restricted cash	(39,298)	19,215	24,765
Cash and cash-equivalents and restricted cash, beginning of period	79,999	60,784	36,019
Cash and cash-equivalents and restricted cash, end of period	$40,701	$79,999	$60,784

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$24,272	$61,824	$29,989
Restricted cash	16,429	18,175	30,795
Total cash and cash equivalents and restricted cash	$40,701	$79,999	$60,784

Supplemental disclosures:
Interest paid	$52,215	$37,010	$6,273
Non-cash investing and financing activities:
Issuance of Brookfield REIT OP units as consideration for acquisitions of real estate	$—	$—	$148,175
Issuance of Class E common stock as consideration for acquisitions of real estate	$—	$—	$25,000
Disposition of real estate	$—	$—	$77,071
Preferred membership interest acquired from disposition of real estate	$—	$—	$33,831
Transfer of mortgage loan associated with disposition	$—	$—	$52,807
Assumption of mortgages in conjunction with acquisitions of real estate	$—	$—	$132,550
Accrued distributions	$(118)	$3,951	$1,302
Accrued stockholder servicing fee due to affiliate	$16	$18,365	$14,219
Management fees paid in shares	$—	$—	$2,390
Accrued capital expenditures	$(533)	$576	$1,192
Accrued repurchases in accounts payable	$1,312	$10,992	$1,594
Accrued repurchases in due to affiliates	$3,353	$—	$6,682
Accrued offering costs	$453	$1,232	$5,217

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
In addition to the Offering, the Company is conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. The Company is also offering Class E shares to Brookfield and certain of its affiliates and employees in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
As of December 31, 2023, the Company owned 19 investments in real estate, one investment in an unconsolidated real estate venture, three investments in real estate-related loans, and 72 investments in real estate-related debt securities. The Company currently operates in five reportable segments: rental housing, office, logistics, net lease and real estate-related loans and securities. During the year ended December 31, 2023, the Company made changes to its reportable segments as detailed in Note 14 — “Segment Reporting” to the Company’s Consolidated Financial Statements.

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
Certain amounts in the Company’s prior period Consolidated Statements of Operations have been reclassified to conform to the current period presentation. For the years ended December 31, 2022 and 2021, $3.2 million and $1.3 million, respectively, of unrealized losses related to changes in the fair value of the Company’s investments in real estate-related securities has been reclassified from Unrealized (loss) gain on investments, net to Income from real estate-related loans and securities to conform to the current period presentation. For the years ended December 31, 2022 and 2021, $0.7 million and $1.9 million, respectively, of realized gains related to sales of investments in real estate-related loans and securities has been reclassified from Realized gain on real estate investments, net to Income from real estate-related loans and securities to conform with the current period presentation. For the years ended December 31, 2022 and 2021, $17.0 million and $1.1 million, respectively, of unrealized losses and gains related to changes in the fair value of the Company’s investments in unconsolidated entities has been reclassified from Unrealized (loss) gain on investments, net to (Loss) gain from unconsolidated entities to conform with the current period presentation. For the years ended December 31, 2022, $10.6 million of realized gains related the Company’s foreign currency swap have been reclassified from Realized gain on financial instruments to (Loss) gain from unconsolidated entities to conform with the current period presentation. For the years ended December 31, 2022 and 2021, $0.3 million and $0.6 million, respectively, of unrealized gains related the Company’s foreign currency swap have been reclassified from Unrealized (loss) gain on investments, net to (Loss) gain from unconsolidated entities to conform with the current period presentation. For the years ended December 31, 2022 and 2021, $3.1 million and $1.5 million, respectively, of unrealized gains related to changes in the fair value of the Company’s interest rate derivatives have been reclassified from Unrealized (loss) gain on investments, net to Other income, net to conform with the current period presentation. For the year ended December 31, 2022, $0.1 million of realized gains related to trading securities has been reclassified from Realized gain on real estate investments, net to Other income, net to conform with the current period presentation.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2023.
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
The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the year ended December 31, 2023, the Company recognized an impairment charge of $19.3 million related to an office property. The impairment was the result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as the Company is considering a potential disposition of the investment in the near term due to an upcoming debt maturity. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. There were no impairment charges during the years ended December 31, 2022 and 2021.
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of December 31, 2023 and 2022.
Investments in Unconsolidated Entities
The Company has elected the FVO for its investments in unconsolidated entities and therefore reports these investments at fair value. As such, the resulting unrealized gains and losses are recorded as a component of (Loss) gain from unconsolidated entities on the Company’s Consolidated Statements of Operations. For further details on the Company’s investments in unconsolidated entities, see Note 4 — “Investments in Unconsolidated Entities” to the Company’s Consolidated Financial Statements.
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
The Company has elected to classify its real estate debt securities as trading securities and carry such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security. Interest income from real estate-related debt securities is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
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
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. During the years ended December 31, 2023 and 2022, income from trading securities was $1.7 million and $0.1 million, respectively. There was no income from trading securities in 2021.
Foreign Currency
In the normal course of business, the Company makes investments in real estate outside the United States through subsidiaries that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations as a component of (Loss) gain from unconsolidated entities on the Company’s Consolidated Statements of Operations.
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
The Company recognizes all derivatives as either assets or liabilities in the accompanying Consolidated Balance Sheets and measures those instruments at fair value. Realized and unrealized gains or losses on the Company’s interest rate swaps and caps are recorded in current-period earnings as a component of Other income, net on the accompanying Consolidated Statements of Operations. The Company recognized $1.6 million of net unrealized losses and no realized gains on its interest rate derivatives during the year ended December 31, 2023. Realized and unrealized gains or losses on foreign currency derivatives are related to the Company’s unconsolidated non-U.S investment and are recorded as (Loss) gain from unconsolidated entities in the accompanying Consolidated Statements of Operations. The Company recognized $0.1 million of unrealized losses and $4.1 million of realized losses on its foreign currency contracts during the year ended December 31, 2023. The Company recognized $0.3 million of unrealized gains and $10.6 million of realized gains on its foreign currency contracts during the year ended December 31, 2022.

As of December 31, 2023, the Company’s derivative instruments consisted of the following ($ and £ in thousands):

	Number of Instruments	Notional Amount	Weighted Average Strike Rate	Weighted Average Maturity (years)
Interest Rate Swaps	2	$283,800	2.4%	3.6
Interest Rate Caps	3	$170,350	4.9%	0.8
Foreign Currency Swap Contracts	1	£62,100	N/A	0.6
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
The Company has elected the FVO for its equity method investment and therefore, reports this investment at fair value. As such, the resulting unrealized gains and losses are recorded as a component of (Loss) gain from unconsolidated entities on the Company’s Consolidated Statements of Operations. The Company separately values the assets and liabilities of the equity method investment. To determine the fair value of the assets of the equity method investments, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company determines the fair value of the indebtedness of the equity method investment by modeling the cash flows required by the debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its equity method investment at fair value. The inputs used in determining the Company’s equity method investment carried at fair value are considered Level 3.
The Company’s carrying values of cash and cash equivalents, restricted cash, accounts receivable and other receivables, accounts payable, accrued liabilities and other liabilities approximate fair value because of the short-term nature of these instruments.
The following table details the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$—	$223,605	$—	$223,605	$—	$299,894	$—	$299,894
Investments in unconsolidated entities	—	—	78,569	78,569	—	—	80,591	80,591
Derivatives	—	10,657	—	10,657	—	4,349	—	4,349
Total	$—	$234,262	$78,569	$312,831	$—	$304,243	$80,591	$384,834
The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investment in unconsolidated entities
Balance as of December 31, 2022	$80,591
Distributions of earnings from unconsolidated entities	(4,211)
Unrealized loss from investments measured at fair value	(1,815)
Gain on foreign currency translation	4,004
Balance as of December 31, 2023	$78,569

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Average	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$78,569	Discounted cash flow	Discount Rate	5.8%	Decrease
			Exit Capitalization Rate	4.8%	Decrease

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Average	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$80,591	Discounted cash flow	Discount Rate	5.5%	Decrease
			Exit Capitalization Rate	4.8%	Decrease
Valuation of assets measured at fair value on a nonrecurring basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. During the year ended December 31, 2023, the Company recognized impairment of $19.3 million related to an office property. The impairment was the result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as the Company is considering a potential disposition of the investment in the near term. The fair value of such real estate property was estimated utilizing a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The significant unobservable inputs (Level 3) utilized in the analysis were an exit capitalization rate of 7.0% and a discount rate of 8.5%.
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of December 31, 2023, the fair value of the Company’s mortgage loans and other indebtedness was approximately $27.8 million below the outstanding principal balance.
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
The Company has formed wholly-owned subsidiaries that are taxed as taxable REIT subsidiaries (“TRSs”) that are subject to taxation at the federal, state and local levels, as applicable, at regular corporate tax rates. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business. For the years ended December 31, 2023, 2022, and 2021, the Company recognized income tax expense of $0.4 million, $0.1 million and $0.0 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of Operations.
The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. The Company has not recorded a deferred tax asset related to its non-U.S. investment as it is more likely than not that it will not realize the benefit.
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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the years ended December 31, 2023 and 2022, there were no dilutive participating securities.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform Accounting Standards Update (“ASU”) 2020-04, and 2022-06 - Reference Rate Reform (“Topic 848”). Among other things, for all types of hedging relationships, Topic 848 allows an entity to change the reference rate and other critical terms related to reference rate reform without having to remeasure the value or reassess a previous accounting determination. The amendments in this guidance may be applied immediately on a prospective basis to any related changes through December 31, 2024. As of June 30, 2023, the Company had entered into loan modifications in connection with the transition from LIBOR to Secured Overnight Financing Rate (“SOFR”) for its variable rate loans and applied the practical expedient to all such modifications. As of December 31, 2023, the Company adopted the guidance and it did not have a significant impact on the Company’s consolidated financial statements or disclosures.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-07 on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s consolidated financial statements.

3. Investments in Real Estate
As of December 31, 2023 and 2022, investments in real estate, net, consisted of the following: ($ in thousands):

	December 31, 2023	December 31, 2022
Building and building improvements	$1,304,336	$1,321,137
Land and land improvements	262,323	261,487
Tenant improvements	35,877	34,468
Furniture, fixtures and equipment	29,071	25,996
Total	1,631,607	1,643,088
Accumulated depreciation	(106,451)	(62,124)
Investments in real estate, net	$1,525,156	$1,580,964
Acquisitions
During the year ended December 31, 2023, the Company acquired $1.7 million of real estate investments, which were comprised of six rental housing homes.
During the year ended December 31, 2022, the Company acquired $550.4 million of real estate investments, which were comprised of three rental housing properties, two logistics properties, and 466 rental housing properties.
The following table provides further details of the properties acquired during the years ended December 31, 2023 and 2022 ($ in thousands):

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

The following table summarizes the purchase price allocation of the properties acquired during the years ended December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Building and building improvements	$1,418	$453,211
Land and land improvements	263	78,095
Tenant improvements	—	1,232
Furniture, fixtures and equipment	—	9,530
In-place lease intangibles	—	5,664
Lease origination costs	—	902
Tax abatement intangible	—	2,195
Above-market lease intangibles	—	65
Below-market lease intangibles	—	(454)
Total purchase price(1)	$1,681	$550,440

(1)	Purchase price is inclusive of closing costs.

4. Investments in Unconsolidated Entities
The Company holds investments in unconsolidated joint ventures that it has elected to account for using the FVO, as the Company’s ownership interest in the joint ventures do not meet the requirements for consolidation.
On December 15, 2023, the Company acquired a 2% equity interest in The Avery, a condo and multifamily property located in San Francisco, California, through an indirect interest in a joint venture that owns the property. The Company did not pay any consideration for its interest, which was granted to the Company by the borrower on the Company’s investments in The Avery Senior Loan and The Avery Mezzanine Loan. As of December 31, 2023, the fair value of the Company’s equity interest in The Avery was zero.
On November 2, 2021, the Company acquired a 20% interest in Principal Place, a net lease property located in London, United Kingdom, through an indirect interest in the joint venture that owns the property. As of December 31, 2023 and 2022, the fair value of the Company’s interest in Principal Place was $78.6 million and $80.6 million, respectively.
On November 2, 2021, the Company sold its ownership interest in Ezlyn, a rental housing property, to an affiliate of the Oaktree Adviser for $42.4 million of consideration, consisting of $8.6 million of cash and a $33.8 million preferred equity interest in an affiliate of Oaktree. In connection with the Ezlyn disposition, the Company recognized a realized gain on sale of $19.5 million and recorded the preferred equity interest using the equity method of accounting. On December 31, 2021, the Company assigned $5.0 million of its preferred equity interest to the affiliate of the Oaktree Adviser for $5.0 million of cash.
As of December 31, 2021, the Company’s carrying value of its preferred equity interest was $28.8 million. On January 18, 2022, the Company assigned its remaining $28.8 million preferred equity interest to the affiliate of the Oaktree Adviser for $28.8 million of cash.
As of December 31, 2023 and 2022, investments in unconsolidated entities were $78.6 million and $80.6 million, respectively.
The following tables provide summarized financial information of the joint venture that owns Principal Place as of and for the periods set forth below ($ in thousands):

	As of December 31, 2023	As of December 31, 2022
Total Assets	$1,042,957	$1,019,861
Total Liabilities	634,183	602,652
Total Equity	$408,774	$417,209

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period November 2, 2021 through December 31, 2021
Total Revenues	$47,071	$46,146	$5,892
Total Expenses	55,438	51,318	9,286
Net Loss	$(8,367)	$(5,172)	$(3,394)

5. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following as of December 31, 2023 and 2022 ($ in thousands):

Intangible assets	December 31, 2023	December 31, 2022
In-place lease intangibles	$32,513	$33,141
Lease origination costs	14,203	13,667
Lease inducements	2,690	1,708
Tax intangibles	5,249	5,249
Above-market lease intangibles	114	114
Total intangible assets	54,769	53,879
Accumulated amortization:
In-place lease intangibles	(6,644)	(4,823)
Lease origination costs	(4,188)	(2,887)
Lease inducements	(1,101)	(787)
Tax intangibles	(1,340)	(669)
Above-market lease intangibles	(37)	(18)
Total accumulated amortization	(13,310)	(9,184)
Intangible assets, net	$41,459	$44,695

Intangible liabilities:
Below-market lease intangibles	$(28,919)	$(28,919)
Accumulated amortization	2,792	1,444
Intangible liabilities, net	$(26,127)	$(27,475)

The weighted average amortization periods of the Company’s intangible assets is 179 months and intangible liabilities is 266 months.

The following table details the Company’s future amortization of intangibles for each of the next five years and thereafter as of December 31, 2023 ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2024	$2,064	$18	$2,867	$(1,345)
2025	1,808	18	2,267	(1,340)
2026	1,629	18	2,040	(1,332)
2027	1,521	7	1,911	(1,327)
2028	1,436	5	1,439	(1,327)
Thereafter	17,411	11	4,989	(19,456)
Total	$25,869	$77	$15,513	$(26,127)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Real estate-related securities	$223,605	$299,894
Real estate-related loans	16,503	32,760
Total investments in real estate-related loans and securities	$240,108	$332,654

The following tables detail the Company’s real estate-related loan investments as of December 31, 2023 and 2022 ($ in thousands):

					December 31, 2023
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Allowance Adjustment	Carrying Amount
IMC/AMC Bond Investment(2)	International Markets Center AmericasMart Atlanta	SOFR+8.15%	April 2024(3)	Principal due at maturity	$10,000	$—	$—	$10,000
The Avery Senior Loan(4)	The Avery Condominium San Francisco, California	10.00%	December 2024(4)	Principal due at maturity(5)	6,878	—	(1,670)	5,208
The Avery Mezzanine Loan(4)	The Avery Condominium San Francisco, California	10.00%	December 2024(4)	Principal due at maturity(5)	1,669	—	(374)	1,295
Total					$18,547	$—	$(2,044)	$16,503

(1)	As of December 31, 2023, one-month SOFR was equal to 5.38%.
(2)
In December 2023, a loan modification agreement was executed that increased the interest rate from SOFR + 6.20% to SOFR + 8.15% and extended the initial maturity date to April 2024. In connection with the loan modification agreement, we received a principal repayment of $15.0 million.

(3)
The initial maturity date may be extended by the borrower to any of April, May or June 2026 provided the borrower has obtained a loan extension and modification of a CMBS loan that has a maturity date in April 2024 and is secured by certain of the borrower’s subsidiaries.

(4)
Our investment is held through its membership interest in an entity which aggregate our interest with interests held by other funds managed by the Sub-Adviser. We have been allocated its proportionate share of the loan based on our membership interest in the aggregating entity. In December 2023, the loan agreements were amended to change the interest rate to 10.00% and extend the maturity date to December 2024.

(5)
The maturity date may be extended for additional one-year periods, but no later than February 16, 2028, subject to the borrower meeting minimum annual repayment requirements. The loan agreement requires mandatory repayments simultaneous with the closing of the sale of any condominium unit.

					December 31, 2022
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Unamortized Discount/Origination Fees	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	L+6.15%	December 2023	Principal due at maturity	$25,000	$(78)	$24,922
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	L+7.30%	February 2023	Principal due at maturity(3)	6,315	(5)	6,310
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	L+12.50%	February 2023	Principal due at maturity(3)	1,529	(1)	1,528
Total					$32,844	$(84)	$32,760

(1)	The term “L” refers to the one-month US dollar-denominated LIBOR. As of December 31, 2022, one-month LIBOR was equal to 4.39%. As of December 31, 2022 SOFR was equal to 4.30%.
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

For the year ended December 31, 2023, the Company recognized $2.0 million as an allowance adjustment for estimated credit loss, which is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. The allowance adjustment is related to The Avery Senior Loan and The Avery Mezzanine Loan and is based on the expected timing of loan repayments, forecasted cash flows from the underlying collateral, and the current macroeconomic environment. The Company estimates its credit loss allowance primarily using the discounted cash flow method based on projected future principal cash flows for each individual loan. For the year ended December 31, 2022 no allowance for expected credit loss was recognized. There have been no write-offs related to the Company’s investments in real estate-related loans.
The Company’s investments in real estate-related securities consist of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and corporate bonds. The following tables detail the Company’s investments in real estate-related securities as of December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	29	SOFR + 3.64%	November 2025	$149,282	$141,971	$143,423
CMBS - fixed	7	4.26%	April 2026	37,913	33,413	24,322
RMBS - floating	6	SOFR + 1.58%	October 2024	10,752	10,757	10,765
RMBS - fixed	30	4.71%	July 2026	46,611	45,105	45,095
Total	72	7.37%	January 2026	$244,558	$231,246	$223,605

(1)	“SOFR” refers to the Secured Overnight Financing Rate. As of December 31, 2023, one-month SOFR was equal to 5.38%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.

	December 31, 2022
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	33	L+3.64%	November 2025	$177,192	$169,014	$168,765
CMBS - fixed	10	4.54%	June 2024	74,771	69,705	69,555
RMBS - floating	8	L+2.46%	November 2024	19,325	19,048	19,175
RMBS - fixed	24	4.69%	February 2026	42,989	41,658	40,414
Corporate bonds	1	4.75%	March 2029	2,500	2,075	1,985
Total	76	6.63%	July 2025	$316,777	$301,500	$299,894

(1)
The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR and Secured Overnight Financing Rate (“SOFR”), as applicable to each security and loan. As of December 31, 2023 and 2022, one-month LIBOR was equal to 5.47% and 4.39%, respectively. As of December 31, 2023 and 2022, SOFR was equal to 5.38% and 4.30%, respectively.

(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
During the year ended December 31, 2023, the Company recorded net unrealized losses on its investments in real estate-related securities of $6.2 million. During the year ended December 31, 2022, the Company recorded net unrealized losses on its investments in real estate-related securities of $3.2 million. During the year ended December 31, 2021, the Company recorded net unrealized gains on its investments in real estate-related securities of $1.7 million. Such amounts are recorded as components of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
During the year ended December 31, 2023, the Company recorded net realized gains on its investments in real estate-related securities of $1.4 million. During the year ended December 31, 2022, the Company recorded net realized gains on its investments in real estate-related securities of $0.6 million. During the year ended December 31, 2021, the Company recorded net realized gains on its investments in real estate-related securities of $2.0 million. Such amounts are recorded as components of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.

7. Accounts and Other Receivables and Other Assets
The following table summarizes the components of accounts and other receivables and other assets as of December 31, 2023 and 2022 ($ in thousands):

Accounts and other receivables, net	December 31, 2023	December 31, 2022
Straight-line rent receivables	$5,058	$4,132
Accounts receivable, net	4,700	3,007
Interest receivable	1,036	1,243
Total accounts and other receivables, net	$10,794	$8,382

Other assets	December 31, 2023	December 31, 2022
Trading securities	$39,824	$15,918
Derivative instruments	10,657	4,349
Prepaid expenses	2,170	2,344
Other	469	457
Acquisition Deposits	—	120
Total other assets	$53,120	$23,188

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Stock repurchases payable	$13,898	$12,586
Accounts payable and accrued expenses	7,547	10,901
Distribution payable	5,132	5,250
Real estate taxes payable	3,665	3,508
Accrued interest expense	4,204	3,217
Tenant security deposits	3,400	2,895
Prepaid rent	1,378	1,234
Total accounts payable, accrued expenses and other liabilities	$39,224	$39,591

9. Mortgage Loans and Secured Credit Facility
The following table summarizes the components of total indebtedness, net as of December 31, 2023 and 2022 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2023	December 31, 2022
Fixed rate loans:
Fixed rate mortgages	3.03%	February 2029	N/A	$263,720	$263,720
Total fixed rate loans				263,720	263,720
Variable rate loans:
Floating rate mortgages	SOFR+1.71%	May 2027	N/A	680,410	679,499
Secured credit facility(3)	SOFR+2.00%	January 2025	$300,000	118,985	118,985
Affiliate line of credit(4)	SOFR+2.25%	November 2024	$125,000	—	—
Total variable rate loans				799,395	798,484
Total indebtedness				1,063,115	1,062,204
Deferred financing costs, net				(4,772)	(7,907)
Total indebtedness, net				$1,058,343	$1,054,297

(1)	As of December 31, 2023 and 2022, SOFR was 5.38% and 4.30%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.
(3)
As of December 31, 2023 and December 31, 2022, borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rentals.

(4)
Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to us or our subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of December 31, 2023 ($ in thousands):

Year	Amount
2024	$62,318
2025	146,018
2026	49,967
2027	454,151
2028	52,957
Thereafter	297,704
Total	$1,063,115

The mortgage loans and Secured Credit Facility are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of December 31, 2023, the Company is in compliance with all of its loan covenants that could result in a default under such agreements. At Two Liberty Center, cash flows from the property are currently held in a restricted cash account due to a debt service coverage ratio requirement.
Mortgage Loans
During the year ended December 31, 2023, the Company did not obtain any new mortgage loans but received $0.9 million of additional borrowings on an existing mortgage loan. During the year ended December 31, 2023, the Company did not repay any mortgage loans. During the year ended December 31, 2022, the Company obtained financing of $1.1 billion in mortgage loans related to its properties, which were subject to customary terms and conditions. During the year ended December 31, 2022, the Company repaid $730.6 million of mortgage loans.

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
As of December 31, 2023 and 2022, there were $119.0 million of outstanding borrowings on the Secured Credit Facility.
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the “Affiliate Line of Credit”), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The Affiliate Line of Credit had an initial maturity date of November 2, 2022, with one-year extension options subject to the lender’s approval. Effective November 2, 2022, the maturity date was extended to November 2, 2023, and the interest rate benchmark was converted from LIBOR to SOFR. Effective November 2, 2023, the maturity date of the Affiliate Line of Credit was extended for another 12 months to November 2, 2024. Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin. As of December 31, 2023 and 2022, there were no outstanding borrowings on the Affiliate Line of Credit.

10. Related Party Transactions
Advisory Agreement
Pursuant to the advisory agreement among the Adviser, the Operating Partnership and the Company (the “Advisory Agreement”), the Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV on its Class C, Class D, Class I, Class S and Class T shares of common stock (no management fee is paid on the Class E shares), payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock. To date, the Adviser has elected to receive the management fee in Class I and Class E shares of the Company’s common stock. During the years ended December 31, 2023, 2022 and 2021, the Company incurred $13.9 million, $10.5 million, and $2.7 million, respectively, of management fees.
During the year ended December 31, 2023, the Company issued 1,095,150 unregistered Class I shares of common stock to the Adviser for the payment of management fees earned from December 2022 through November 2023. During the year ended December 31, 2022 the Company issued 502,895 unregistered Class I shares of common stock and 172,098 unregistered Class E shares of common stock to the Adviser for the payment of 2022 management fees. During the year ended December 31, 2021 the Company issued 216,792 unregistered Class I shares of common stock to the Oaktree Adviser for payment of 2021 management fees. The Company had accrued payables of $1.0 million and $1.2 million related to management fees as of December 31, 2023 and 2022, respectively, which are included in Due to affiliates on the Company’s Consolidated Balance Sheets. During January 2024, the Company issued 86,646 unregistered Class I shares of common stock to the Adviser as payment of the $1.0 million management fees accrued as of December 31, 2023. During January 2023, the Company issued 90,871 unregistered Class E shares of common stock to the Adviser as payment of the $1.2 million management fees accrued as of December 31, 2022. During the year ended December 31, 2023, the Company repurchased 1,112,986 Class I shares of common stock from the Adviser for a total repurchase amount of $14.0 million. During the year ended December 31, 2022, the Company repurchased 326,488 Class I shares of common stock and 224,798 Class E shares of common stock from the Oaktree Adviser for a total repurchase amount of $7.8 million.
The Adviser, and prior to the Adviser Transition the Oaktree Adviser, is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and Class T shares of common stock (no performance fee is paid on the Class E shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or units of the Operating Partnership. The Company did not recognize any performance fees during the year ended December 31, 2023. Performance fees during the years ended December 31, 2022 and 2021 were $6.6 million and $5.1 million, respectively.
As of December 31, 2023, there was no performance fee payable to the Adviser. The performance fee for 2022 became payable on December 31, 2022, and in January 2023 the Company issued 481,598 shares of Class I common stock to the Adviser as payment of the 2022 performance fee. The performance fee for 2021 earned by the Oaktree Adviser became payable on the date of the Adviser Transition, and in December 2021 the Company issued 429,340 Class I shares of common stock to the Oaktree Adviser as payment of the 2021 performance fee earned by the Oaktree Adviser through the date of the Adviser Transition.
For the period November 3, 2021 through December 31, 2021, the Special Limited Partner, an affiliate of Brookfield, received a performance participation allocation from the Operating Partnership based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Under the Operating Partnership agreement, the annual total return was allocated 100% to the Special Limited Partner only after the other unit holders received a total return of 5% (after recouping any loss carryforward amount) and such allocation continued until the allocation between the Special Limited Partner and all other Operating Partnership unit holders was equal to 12.5% and 87.5%, respectively. The annual distribution of the performance participation interest was to be paid in Operating Partnership units or cash, at the election of the Special Limited Partner. During the year ended December 31, 2021, the Company recognized $2.3 million of performance participation allocation expense in the Company’s Consolidated Statements of Operations for the period November 3, 2021 through December 31, 2021. Effective January 1, 2022, the Company amended the Advisory Agreement and the Operating Partnership agreement to provide for the payment of a performance fee to the Adviser and eliminate the performance participation allocation.
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
Acquisition of Investments
On November 2, 2021, the Company acquired two rental housing properties and a 20% interest in a joint venture that owns a net lease property (the “Brookfield Portfolio”) from an affiliate of Brookfield. The aggregate consideration was $173.2 million, which was equal to the fair value of the net assets of the Brookfield Portfolio based on third-party appraisals of the properties.

The Company issued 2,088,833 shares of Class E common stock and 12,380,554 Class E OP Units as consideration for the acquisitions. In June 2022, 12,310,303 of such Class E OP Units were converted to 12,660,957 Class I shares of the Company’s common stock at the then-applicable conversion factor per unit based on the most recently determined NAV of Class E OP Units and Class I shares.
Disposition of Investments
On November 2, 2021, the Company sold its interest in a rental housing property, Ezlyn, to an affiliate of the Oaktree Adviser for $105 million. The sale price was equal to the most recently appraised value from a third-party appraiser obtained by the Company in connection with determining the Company’s NAV. The Company received net proceeds of $42.4 million, which consisted of $8.6 million of cash and a $33.8 million preferred equity interest in an affiliate of Oaktree. On December 31, 2021, the Company assigned $5.0 million of its preferred equity interest to the affiliate of the Oaktree Adviser for $5.0 million of cash. On January 18, 2022, the Company assigned its remaining $28.8 million preferred equity interest to the affiliate of the Oaktree Adviser for $28.8 million.
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
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Class E OP Units in connection with its contribution of the Brookfield Portfolio on November 2, 2021. The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating Partnership units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50.0 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Operating Partnership units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause the Company to repurchase its shares and Operating Partnership units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. During the years ended December 31, 2023 and 2022, the Company and the Operating Partnership did not repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement.
Oaktree Repurchase Agreement
On September 11, 2019, the board of directors of the Company, including a majority of the independent directors, adopted an arrangement with the Oaktree Investor (the “Oaktree Repurchase Agreement”) to repurchase any shares of the Company’s Class I common stock that Oaktree Investor, an affiliate of the Oaktree Adviser, acquired prior to the breaking of escrow in the Initial Public Offering. The board of directors approved the Oaktree Repurchase Agreement in recognition of the Oaktree Investor’s intent to subscribe for shares of the Company’s Class I common stock in an amount such that, together with all other subscriptions for the Company’s common stock, the escrow minimum offering amount would be satisfied. As of December 6, 2019, the Company satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of such date, the escrow agent released gross proceeds of approximately $150.0 million (including approximately $86.9 million that was funded by the Oaktree Investor) to the Company in connection with the sale of shares of the Company’s common stock. Under the Oaktree Repurchase Agreement, subject to certain limitations, on the last calendar day of each month the Company will offer to repurchase shares of its common stock from the Oaktree Investor in an aggregate dollar amount (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions that month less (ii) the aggregate repurchase price (excluding any amount of the aggregate repurchase price paid using cash flow from operations not used to pay distributions) of shares repurchased by the Company that month from investors pursuant to the Company’s existing share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per share for each repurchase from the Oaktree Investor will be the lesser of (a) the $10.00 per share initial cost of the shares and (b) the transaction price in effect for the Class I shares at the time of repurchase. The repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of the Oaktree Investor’s shares. During the year ended December 31, 2021, the Company repurchased 6,186,397 shares for $61.9 million from the Oaktree Investor. On July 31, 2021, the Company repurchased the remaining shares subject to the Oaktree Repurchase Agreement and there are no shares outstanding subject to the Oaktree Repurchase Agreement.
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

The Company has engaged Brookfield Properties, an affiliate of Brookfield, to provide operational services (including, without limitation, property management, leasing, and construction management) and corporate support services (including, without limitation, accounting and administrative services) for the Company and certain of its properties. The Company has also engaged Maymont Homes (formally Conrex), an affiliate of Brookfield, to provide operational services (including, without limitation, property management, renovation, leasing, and turnover and maintenance oversight) for the Company’s rental housing properties.
The Company also reimburses Brookfield Properties, Maymont Homes and other Brookfield operating affiliates for operating personnel expenses, including, but not limited to, employees who provide on-site maintenance, leasing, administrative and operational support services. Such employees may be fully dedicated or a shared resource amongst other investments. Employees’ compensation and expenses continue to be an expense of the affiliate, and if they are a shared resource, the affiliate allocates such expense to the Company according to their policies and procedures. Personnel expenses may include IT costs, HR support (i.e. payroll and benefits), rent and office services, basic financial services (i.e. account receivables, bank account administration), professional development, travel, professional fees and similar expenses.
There were no services provided by Brookfield Properties, Maymont Homes or other Brookfield operating affiliates for the year ended December 31, 2021. The following table summarizes the Company’s affiliate service provider expenses for the years ended December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Property management fees(1)	$2,958	$2,203
Single-family rental leasing, maintenance and turnover oversight fees(1)	582	446
Capitalized construction management fees(2)	83	139
Capitalized single-family rental renovation oversight fees(2)	40	402
Reimbursed personnel costs(3)	7,026	5,363
Total	$10,689	$8,553

(1)	Included in Rental property operating expenses on the Company's Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company's Consolidated Balance Sheets.
(3)
For the year ended December 31, 2023, $6.0 million included in Rental property operating expenses and $1.1 million included in General and administrative expenses on the Company’s Consolidated Statements of Operations. For the year ended December 31, 2022, $4.8 million included in Rental property operating expenses and $0.5 million included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

A Brookfield affiliate in Luxembourg provides company secretarial, accounting and administrative services to the Company’s unconsolidated non-U.S. investment. For the years ended December 31, 2023, 2022 and 2021, the amounts incurred by the Company for these services were insignificant. A Brookfield affiliate provides asset and property management services to the Company’s unconsolidated non-U.S. investment. For the years ended December 31, 2023, 2022 and 2021, the amounts incurred by the Company for these services were $0.2 million, $0.2 million, and zero, respectively.
Captive Insurance Company
BPG Bermuda Insurance Limited (“BAM Insurance Captive”), a Brookfield affiliate, provides property and liability insurance for certain of the Company’s properties. For the years ended December 31, 2023, 2022 and 2021 the Company paid BAM Insurance Captive $0.2 million, $0.3 million and an insignificant amount, respectively, for insurance premiums.
On March 31, 2023, Obsidian Mutual, a Brookfield affiliate, replaced BAM Insurance Captive in providing property insurance for certain of the Company’s properties. For the year ended December 31, 2023, the Company incurred $0.1 million for insurance premiums provided by Obsidian Mutual.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), an affiliate of Brookfield, provides title insurance for certain of the Company’s properties. Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company. For the years ended December 31, 2023, 2022 and 2021 the Company paid Horizon an insignificant amount, $0.4 million and $0.1 million , respectively, for title services.
Terrorism Insurance Provider
Liberty IC Casualty LLC (“Liberty”), a Brookfield affiliate, provides terrorism insurance for certain of the Company’s properties. For the year ended December 31, 2023, the insurance premiums incurred by the Company were an insignificant amount. No comparable financial information has been presented for the years ended December 31, 2022 and 2021 as the insurance program commenced in 2023.

Submetering Services
Certain of the Company’s properties sold submetering infrastructure and associated equipment to Metergy, an affiliate of Brookfield. Sale proceeds earned by the Company for the year ended December 31, 2023 was $0.5 million. Metergy provides submetering services to certain of the Company’s properties. For the year ended December 31, 2023, the fee incurred by the Company was an insignificant amount. No comparable financial information has been presented for the years ended December 31, 2022 and 2021 as the submetering program commenced in 2023.
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	December 31, 2023	December 31, 2022
Accrued stockholder servicing fee	$25,507	$29,477
Advanced organization and offering costs	9,734	12,002
Stock repurchase payable to the Adviser for management fees	3,353	—
Accrued performance fee	—	6,566
Other(1)	2,410	2,118
Accrued management fee	1,046	1,239
Accrued affiliate service provider expenses	1,915	887
OP Units Distributions Payable	6	5
Total	$43,971	$52,294

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.

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

Classification	No. of Authorized Shares (in thousands)	Par Value Per Share
Preferred stock	50,000	$0.01
Class S common stock	225,000	$0.01
Class I common stock	250,000	$0.01
Class T common stock	225,000	$0.01
Class D common stock	100,000	$0.01
Class C common stock	100,000	$0.00
Class E common stock	100,000	$0.00
Total	1,050,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Class S	Class I	Class D	Class T(1)	Class C	Class E	Total
December 31, 2020	13,033	7,478	—	—	—	—	20,511
Common stock issued (3)	7,146	2,225	—	—	1,644	2,089	13,104
Distribution reinvestment	432	35	—	—	—	9	476
Common stock repurchased	(565)	(6,926)	—	—	—	—	(7,491)
Independent directors’ restricted stock vested(2)	—	13	—	—	—	—	13
December 31, 2021	20,046	2,825	—	—	1,644	2,098	26,613

Common stock issued (3)	17,686	41,459	36	—	7,974	1,186	68,341
Distribution reinvestment	793	769	—	—	—	151	1,713
Common stock repurchased	(1,821)	(2,656)	—	—	(275)	(225)	(4,977)
December 31, 2022	36,704	42,397	36	—	9,343	3,210	91,690

Common stock issued (3)	3,513	5,626	114	—	801	35	10,089
Distribution reinvestment	953	1,724	—	—	—	264	2,941
Common stock repurchased	(6,926)	(8,243)	(2)	—	(797)	(156)	(16,124)
December 31, 2023	34,244	41,504	148	—	9,347	3,353	88,596

(1)	As of December 31, 2023, no Class T shares of common stock had been issued.
(2)
The independent directors’ restricted stock grants represent an aggregate $0.3 million, $0.3 million and $0.1 million of the annual compensation paid to the independent directors for the years ended December 31, 2023, 2022 and 2021, respectively. Each grant is amortized over the one year service period of such grant. The restricted stock generally vests one year from the date of the grant. In November 2021, the restricted stock grants related to the independent directors’ annual compensation for the year ended December 31, 2021, vested upon the resignation of the independent directions in connection with the Adviser Transition. The restricted stock grants related to the independent directors’ annual compensation for the year ended December 31, 2023, will vest in March 2024.

(3)	Includes conversions between share classes.

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
The following table details the aggregate net distributions declared for each applicable class of common stock:

	Year Ended December 31, 2023
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$1.2124	$1.2124	$1.2124	$—	$1.2124	$1.2124
Stockholder servicing fee per share of common stock	(0.1072)	—	(0.0319)	—	—	—
Management fee per share of common stock	(0.1583)	(0.1595)	(0.1598)	—	(0.1558)	—
Performance fee per share of common stock(2)	(0.3353)	(0.3353)	(0.3353)	—	(0.3353)	—
Net distributions declared per share of common stock	$0.6116	$0.7176	$0.6854	$—	$0.7213	$1.2124

(1)	The Company did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the year ended December 31, 2023.
(2)	Relates to the distribution declared on January 17, 2023, in connection with the payment of the 2022 performance fee that was payable on December 31, 2022.

	Year Ended December 31, 2022
	Class S	Class I	Class D(1)	Class T(2)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.8715	$0.8715	$0.5199	$—	$0.8715	$0.8715
Stockholder servicing fee per share of common stock	(0.1100)	—	(0.0200)	—	—	—
Management fee per share of common stock	(0.1681)	(0.1689)	(0.1005)	—	(0.1661)	—
Net distributions declared per share of common stock	$0.5934	$0.7026	$0.3994	$—	$0.7054	$0.8715

(1)	The Company issued its first Class D shares of common stock in June 2022, thus no distributions were declared for Class D prior to this date.
(2)	The Company did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the year ended December 31, 2022.

	Year Ended December 31, 2021
	Class S	Class I	Class D(1)	Class T(1)	Class C(2)	Class E(3)
Aggregate gross distributions declared per share of common stock	$0.5389	$0.5389	$—	$—	$0.4549	$0.1063
Stockholder servicing fee per share of common stock	(0.0926)	—	—	—	—	—
Net distributions declared per share of common stock	$0.4463	$0.5389	$—	$—	$0.4549	$0.1063

(1)	The Company did not have any Class D or Class T shares of common stock issued or outstanding, thus no distributions were declared for Class D or Class T during the year ended December 31, 2021.
(2)	The Company issued its first Class C shares of common stock in March 2021, thus no distributions were declared for Class C prior to this date.
(3)	The Company issued its first Class E shares of common stock in November 2021, thus no distributions were declared for Class E prior to this date.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Texas, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Texas, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. During the years ended December 31, 2023 and 2022 the Company reinvested $37.7 million and $23.4 million of distributions for 2,939,928 and 1,713,257 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purpose. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and carry a 12.0% annual dividend payable annually. As of December 31, 2023, there were $375,000 of preferred non-voting shares outstanding.
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

The following table summarizes the Redeemable non-controlling interest activity for the years ended December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Balance at beginning of the year	$990	$200,086
Limited Partner Cash Contributions	—	38,000
Settlement of prior year performance participation allocation	—	2,346
Conversion to Class I shares	—	(284,785)
GAAP Income Allocation	(42)	(4,669)
Distributions	(92)	(6,951)
Distributions Reinvested	91	7,819
Fair Value Allocation	(14)	49,144
Balance at the end of the year	$933	$990

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
For the years ended December 31, 2023, 2022 and 2021, the Company repurchased 14,485,367, 4,888,778 and 7,491,201 shares of common stock representing a total of $183.4 million, $70.3 million and $76.9 million, respectively, inclusive of repurchases from the Oaktree Investor pursuant to the Oaktree Repurchase Agreement totaling 6,186,397 shares of common stock for $61.9 million for the year ended December 31, 2021.
The Company satisfied all repurchase requests during the years ended December 31, 2023, 2022 and 2021.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it. The Company may, from time to time, enter into payment guarantees related to mortgage loans at its investments in unconsolidated entities. As of December 31, 2023, the Company has a payment guarantee of $1.6 million.

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
The following table details the components of operating lease income from leases in which the Company is the lessor for the period set forth below($ in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Fixed lease payments	$116,220	$102,890	$32,936
Variable lease payments	10,308	5,762	1,851
Total rental revenues	$126,528	$108,652	$34,787
The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, net lease, and office properties as of December 31, 2023. The table below excludes the Company’s rental housing properties as substantially all leases are shorter term in nature ($ in thousands):

Year	Future Minimum Rents
2024	$30,334
2025	28,841
2026	26,352
2027	25,116
2028	24,219
Thereafter	124,081
Total	$258,943

14. Segment Reporting
As of December 31, 2023, the Company operates in five reportable segments: rental housing, office, logistics, net lease and real estate-related loans and securities. The Company continually evaluates the financial information used by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.
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
The following table sets forth the total assets by segment ($ in thousands):

	December 31, 2023	December 31, 2022
Rental Housing	$1,061,941	$1,086,914
Office	103,179	124,001
Logistics	108,329	112,019
Net Lease	415,282	426,789
Real Estate-Related Loans and Securities	240,108	332,654
Other (Corporate)	61,068	68,096
Total assets	$1,989,907	$2,150,473

The following table sets forth the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$83,823	$12,222	$7,780	$22,703	$—	$126,528
Other revenues	11,368	666	3	82	—	12,119
Total revenues	95,191	12,888	7,783	22,785	—	138,647

Expenses:
Rental property operating	38,327	6,275	2,325	5,734	—	52,661
Total expenses	38,327	6,275	2,325	5,734	—	52,661
Income from real estate-related loans and securities	—	—	—	—	17,609	17,609
Segment net operating income	$56,864	$6,613	$5,458	$17,051	$17,609	$103,595

Loss from unconsolidated entities						$(2,083)
Other income, net						331
Depreciation and amortization						(51,691)
Impairment of investments in real estate						(19,331)
General and administrative expenses						(8,389)
Management fee						(13,895)
Interest expense						(58,577)
Net loss						$(50,040)
Net loss attributable to non-controlling interests in third party joint ventures						1,179
Net income attributable to non-controlling interests - preferred stockholders						(45)
Net loss attributable to redeemable non-controlling interests						42
Net loss attributable to stockholders						$(48,864)

The following table sets forth the financial results by segment for the year ended December 31, 2022 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$69,805	$12,844	$6,632	$19,371	$—	$108,652
Other revenues	8,958	658	—	—	—	9,616
Total revenues	78,763	13,502	6,632	19,371	—	118,268

Expenses:
Rental property operating	31,064	5,917	1,978	2,343	—	41,302
Total expenses	31,064	5,917	1,978	2,343	—	41,302
Income from real estate-related loans and securities	—	—	—	—	8,827	8,827
Segment net operating income	$47,699	$7,585	$4,654	$17,028	$8,827	$85,793

Loss from unconsolidated entities						$(6,130)
Other income, net						3,173
Depreciation and amortization						(55,684)
General and administrative expenses						(9,562)
Management fee						(10,512)
Performance fee						(6,566)
Interest expense						(39,718)
Net loss						$(39,206)
Net loss attributable to non-controlling interests in third party joint ventures						148
Net income attributable to non-controlling interests - preferred stockholders						(24)
Net loss attributable to redeemable non-controlling interests						4,669
Net loss attributable to stockholders						$(34,413)

The following table sets forth the financial results by segment for the year ended December 31, 2021 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$21,180	$12,471	$419	$717	$—	$34,787
Other revenues	1,983	608	—	—	—	2,591
Total revenues	23,163	13,079	419	717	—	37,378

Expenses:
Rental property operating	9,712	5,495	148	110	—	15,465
Total expenses	9,712	5,495	148	110	—	15,465
Income from real estate-related loans and securities	—	—	—	—	6,022	6,022
Segment net operating income	$13,451	$7,584	$271	$607	$6,022	$27,935

Net gain on dispositions of real estate						$19,590
Gain from unconsolidated entities						1,668
Other income, net						1,492
Depreciation and amortization						(18,370)
General and administrative expenses						(7,057)
Organizational costs						(3,459)
Management fee						(2,651)
Performance fee						(5,143)
Performance participation allocation						(2,346)
Interest expense						(6,758)
Net income						$4,901
Net loss attributable to non-controlling interests in third party joint ventures						183
Net income attributable to redeemable non-controlling interests						(2,578)
Net income attributable to stockholders						$2,506

15. Subsequent Events
Termination of Interest Rate Swap Agreement
On February 2, 2024, the Company received net proceeds of $10.4 million from the termination of an interest rate swap agreement with a notional amount of $250.0 million.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2023
(in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisitions (1)		Gross Amounts at which Carried at the Close of Period
Description	Location		Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(2)
Rental Housing properties:
Anzio Apartments	Atlanta, GA		$44,400	$9,837	$47,058	$1,394	$264	$11,231	$47,322	$58,553	$(12,251)	1986	2019	(1)
Arbors of Las Colinas	Dallas, TX		45,950	18,155	43,492	661	80	18,816	43,572	62,388	(6,539)	1984	2020	(1)
1110 Key Federal Hill	Baltimore, MD		51,520	10,310	61,908	5	223	10,315	62,131	72,446	(3,741)	2019	2021	(1)
Domain	Orlando, FL		48,700	10,503	61,703	48	163	10,551	61,866	72,417	(3,743)	2017	2021	(1)
The Burnham	Nashville, TN		114,000	14,145	111,469	34	255	14,179	111,724	125,903	(6,099)	2017	2021	(1)
Flats on Front	Wilmington, NC		64,000	6,528	88,877	19	231	6,547	89,108	95,655	(4,681)	2021	2021	(1)
Verso	Beaverton, OR		49,000	8,100	61,139	30	12	8,130	61,151	69,281	(3,192)	2021	2021	(1)
2626 South Side Flats	Pittsburgh, PA		60,760	11,064	77,270	4	332	11,068	77,602	88,670	(3,993)	2016	2022	(1)
The Parker at Huntington Metro	Alexandria, VA		85,000	18,775	114,441	17	603	18,792	115,044	133,836	(5,353)	2016	2022	(1)
Briggs + Union	Mount Laurel, NJ		80,000	18,987	131,552	93	187	19,080	131,739	150,819	(6,559)	2020	2022	(1)
Single-Family Rentals	Various	(3)	82,008	24,473	105,043	534	10,080	25,007	115,123	140,130	(5,973)	Various	Various	(1)
Total Rental Housing properties:			$725,338	$150,877	$903,952	$2,839	$12,430	$153,716	$916,382	$1,070,098	$(62,124)

Logistics properties:
6123-6227 Monroe Ct	Morton Grove, IL	(3)	$11,685	$5,625	$9,703	$—	$611	$5,625	$10,314	$15,939	$(1,010)	1968	2021	(1)
8400 Westphalia Road	Upper Marlboro, MD		—	11,676	17,161	—	—	11,676	17,161	28,837	(1,678)	2005	2021	(1)
McLane Distribution Center	Lakeland, FL		—	3,217	22,039	—	96	3,217	22,135	25,352	(1,935)	1973	2021	(1)
2003 Beaver Road	Landover, MD	(3)	6,295	1,591	7,708	—	36	1,591	7,744	9,335	(489)	1983	2022	(1)
187 Bartram Parkway	Franklin, IN	(3)	18,997	4,205	22,948	—	—	4,205	22,948	27,153	(1,389)	2004	2022	(1)
Total Logistics properties:			$36,977	$26,314	$79,559	$—	$743	$26,314	$80,302	$106,616	$(6,501)

Office properties:
Two Liberty Center	Arlington, VA		$62,085	$3,075	$83,132	$—	$(20,854)	$3,075	$62,278	$65,353	$(8,981)	2007	2019	(1)
Lakes at West Covina	Los Angeles, CA		26,515	4,415	30,637	—	2,593	4,415	33,230	37,645	(7,242)	1990	2020	(1)
Total Office properties:			$88,600	$7,490	$113,769	$—	$(18,261)	$7,490	$95,508	$102,998	$(16,223)

Net Lease properties:
DreamWorks Animation Studios	Glendale, CA		$212,200	$74,803	$247,835	$—	$187	$74,803	$248,022	$322,825	$(15,756)	1997	2021	(1)
Total Net Lease properties:			$212,200	$74,803	$247,835	$—	$187	$74,803	$248,022	$322,825	$(15,756)

Portfolio Total			$1,063,115	$259,484	$1,345,115	$2,839	$(4,901)	$262,323	$1,340,214	$1,602,537	$(100,604)

(1)	Includes write-downs related to impairment of long-lived assets.
(2)	Refer to Note 2 of the Consolidated Financial Statements for details of depreciable lives.
(3)	These properties secure a $119.0 million balance on the Secured Credit Facility.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2023 - Continued

The total included on Schedule III does not include furniture, fixtures and equipment totaling $29.1 million. Accumulated depreciation does not include $5.8 million of accumulated depreciation related to furniture, fixtures and equipment.
The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Real Estate:
Balance at the beginning of the year	$1,617,092	$1,075,445
Additions during the year:
Land and land improvements	836	84,073
Building and building improvements	6,552	458,249
Dispositions during the year:
Land and land improvements	—	—
Building and building improvements	(175)	(675)
Other Deductions:
Impairment of investment in real estate	(21,768)	$—
Balance at the end of the year	$1,602,537	$1,617,092

Accumulated Depreciation:
Balance at the beginning of the year	$(57,837)	$(19,373)
Depreciation expense	(45,380)	(39,050)
Dispositions	175	586
Impairment of investment in real estate	2,438	—
Balance at the end of the year	$(100,604)	$(57,837)