Form 10-Q
period 2024-03-31
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2024-05-13
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
As of April 30, 2024, the registrant had the following shares outstanding: 41,577,044 Class I shares, par value $0.01 per share, 31,402,038 Class S shares, par value $0.01 per share, 155,617 Class D shares, par value $0.01 per share, 8,475,900 Class C shares, no par value per share, and 3,376,102 Class E shares, no par value per share.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$1,514,737	$1,525,156
Investments in real estate-related loans and securities, net	228,281	240,108
Investments in unconsolidated entities	77,923	78,569
Intangible assets, net	40,236	41,459
Cash and cash equivalents	30,559	24,272
Restricted cash	26,261	16,429
Accounts and other receivables, net	12,515	10,794
Other assets	12,280	53,120
Total Assets	$1,942,792	$1,989,907
Liabilities and Equity
Mortgage loans, secured term loan and secured credit facility, net	$1,059,111	$1,058,343
Due to affiliates	40,460	43,971
Intangible liabilities, net	25,790	26,127
Accounts payable, accrued expenses and other liabilities	38,779	39,224
Subscriptions received in advance	11,342	3,003
Total Liabilities	1,175,482	1,170,668
Commitments and contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	914	933
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 32,754 and 34,244 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	327	342
Common stock - Class I shares, $0.01 par value per share, 250,000 shares authorized; 40,752 and 41,504 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	408	415
Common stock - Class T shares, $0.01 par value per share, 225,000 shares authorized; no shares issued nor outstanding as of March 31, 2024 and December 31, 2023.	—	—
Common stock - Class D shares, $0.01 par value per share, 100,000 shares authorized; 160 and 148 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	2	1
Common stock - Class C shares, no par value per share, 100,000 shares authorized; 8,476 and 9,347 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	74	83
Common stock - Class E shares, no par value per share, 100,000 shares authorized; 3,429 and 3,353 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	994,255	1,028,028
Accumulated deficit	(232,397)	(213,960)
Total Stockholders’ Equity	762,669	814,909
Non-controlling interests attributable to third party joint ventures	2,977	3,022
Non-controlling interests attributable to preferred stockholders	750	375
Total Equity	766,396	818,306
Total Liabilities and Stockholders’ Equity	$1,942,792	$1,989,907

See accompanying notes to consolidated financial statements.

The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary ($ in thousands):

	March 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$197,140	$199,136
Intangible assets, net	4,952	5,398
Cash and cash equivalents	1,593	1,374
Restricted cash	10,625	10,761
Accounts and other receivables, net	2,335	2,274
Other assets	2,460	2,651
Total Assets	$219,105	$221,594

Liabilities
Mortgage loans, net	$178,508	$178,458
Intangible liabilities, net	17	18
Accounts payable, accrued expenses and other liabilities	5,264	6,362
Total Liabilities	$183,789	$184,838

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental revenues	$30,856	$30,473
Other revenues	2,358	2,559
Total revenues	33,214	33,032
Expenses
Rental property operating	12,374	11,728
General and administrative	2,214	2,316
Management fee	2,995	3,679
Depreciation and amortization	12,762	12,804
Total expenses	30,345	30,527
Other income (expense)
Income from real estate-related loans and securities	7,058	7,003
Interest expense	(16,327)	(13,932)
Gain (loss) from unconsolidated entities	733	(4,054)
Other income (expense), net	2,153	(1,262)
Total other income (expense)	(6,383)	(12,245)
Net loss	$(3,514)	$(9,740)
Net loss attributable to non-controlling interests in third party joint ventures	$203	$109
Net income attributable to non-controlling interests - preferred stockholders	—	—
Net loss attributable to redeemable non-controlling interests	3	8
Net loss attributable to stockholders	$(3,308)	$(9,623)
Per common share data:
Net loss per share of common stock - basic and diluted	$(0.04)	$(0.10)
Weighted average number of shares outstanding - basic and diluted	88,151	94,009

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Three Months Ended March 31, 2024
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2023	$415	$342	$83	$—	$1	$1,028,028	$(213,960)	$814,909	$3,022	$375	$818,306
Common stock issued	5	3	—	—	1	10,630	—	10,639	—	—	10,639
Preferred equity issued	—	—	—	—	—	—	—	—	—	375	375
Stock-based compensation	—	—	—	—	—	81	—	81	—	—	81
Distribution reinvestment	5	2	—	—	—	8,905	—	8,912	—	—	8,912
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	158	—	158
Distributions	—	—	—	—	—	—	(15,127)	(15,127)	—	—	(15,127)
Common stock repurchased	(17)	(20)	(9)	—	—	(53,974)	—	(54,020)	—	—	(54,020)
Offering costs	—	—	—	—	—	570	—	570	—	—	570
Net (loss)	—	—	—	—	—	—	(3,310)	(3,310)	(203)	—	(3,513)
Allocation to redeemable non-controlling interests	—	—	—	—	—	15	—	15	—	—	15
Balance at March 31, 2024	$408	$327	$74	$—	$2	$994,255	$(232,397)	$762,669	$2,977	$750	$766,396

Three Months Ended March 31, 2023
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2022	$424	$367	$94	$—	$—	$1,063,079	$(100,750)	$963,214	$4,071	$375	$967,660
Common stock issued	18	16	—	—	1	48,721	—	48,756	—	—	48,756
Stock-based compensation	—	—	—	—	—	81	—	81	—	—	81
Distribution reinvestment	4	2	—	—	—	10,221	—	10,227	—	—	10,227
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	17	—	17
Distributions	—	—	—	—	—	—	(17,080)	(17,080)	—	—	(17,080)
Common stock repurchased	(24)	(16)	—	—	—	(54,665)	—	(54,705)	—	—	(54,705)
Offering costs	—	—	—	—	—	(923)	—	(923)	—	—	(923)
Net (loss)	—	—	—	—	—	—	(9,631)	(9,631)	(109)	—	(9,740)
Allocation to redeemable non-controlling interests	—	—	—	—	—	7	8	15	—	—	15
Balance at March 31, 2023	$422	$369	$94	$—	$1	$1,066,521	$(127,453)	$939,954	$3,979	$375	$944,308

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,514)	$(9,740)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,762	12,804
Management fees	2,995	3,679
Amortization of above and below market leases and lease inducements	(139)	(269)
Amortization of restricted stock grants	81	81
Amortization of deferred financing costs	784	526
Amortization of upfront derivative acquisition costs	573	340
Provision for current expected credit losses	(230)	—
Amortization of origination fees and discount	—	(27)
Paid-in-kind interest	(182)	170
Realized gain on sale of derivatives	(3,615)	—
Realized (gain) loss on investments in real estate-related loans and securities	(1,098)	135
Unrealized loss on investments	58	4,643
Distributions of earnings from unconsolidated entities	764	1,554
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(402)	(31)
Upfront derivative acquisition costs	(111)	(8,489)
Proceeds from settlement of derivative contracts	10,350	—
Increase in other assets	(34)	(1,229)
Increase in accounts and other receivables	(1,721)	(92)
Decrease in accounts payable, accrued expenses and other liabilities	(448)	(2,429)
(Decrease) increase in due to affiliates	(767)	98
Net cash provided by operating activities	16,106	1,724

Cash flows from investing activities
Acquisitions of real estate	—	(1,681)
Purchase of real estate-related loans and securities	(15,871)	(35,460)
Proceeds from sale of real estate-related loans and securities	25,265	60,304
Proceeds from principal repayments of real estate-related loans and securities	4,629	3,129
Payment of investment acquisition deposits	(1,000)	—
Capital improvements to real estate	(1,321)	(1,608)
Purchase of trading securities	(39,364)	(70,682)
Proceeds from sale of trading securities	73,043	22,938
Net cash provided by (used in) investing activities	45,381	(23,060)

Cash flows from financing activities:
Payment of deferred financing costs	(16)	(89)
Proceeds from issuance of common stock	4,563	30,301
Proceeds from issuance of preferred equity	375	—
Repurchases of common stock	(53,732)	(32,772)
Subscriptions received in advance	11,342	13,553
Payment of organizational and offering costs	(1,689)	(1,723)
Contributions from non-controlling interests	157	17
Distributions	(6,368)	(6,774)
Net cash (used in) provided by financing activities	(45,368)	2,513

Net change in cash and cash-equivalents and restricted cash	16,119	(18,823)
Cash and cash-equivalents and restricted cash, beginning of period	40,701	79,999
Cash and cash-equivalents and restricted cash, end of period	$56,820	$61,176

See accompanying notes to financial statements.

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$30,559	$37,107
Restricted cash	26,261	24,069
Total cash and cash equivalents and restricted cash	$56,820	$61,176

Supplemental disclosures:
Interest paid	$14,935	$13,294
Non-cash investing and financing activities:
Accrued distributions	$(150)	$97
Accrued stockholder servicing fee due to affiliate	$(743)	$539
Accrued offering costs	$(47)	$218
Accrued capital improvements	$142	$90
Accrued repurchases of common stock in accounts payable	$553	$11,896
Accrued repurchases of common stock in due to affiliates	$(264)	$10,037

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Organization and Business Purpose
Brookfield Real Estate Income Trust Inc. (the “Company”) was formed on July 27, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019. The Company invests primarily in well-located, high-quality real estate properties that generate strong current cash flow and could further appreciate in value through proactive, best-in-class asset management. To a lesser extent, the Company invests in real estate-related debt investments, including real estate-related loans and real estate-related securities. Brookfield REIT OP GP LLC, a wholly owned subsidiary of the Company, is the sole general partner of Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”). Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Ltd. (together with its affiliates, “Brookfield”). Prior to the Adviser Transition (as defined below) that occurred on November 2, 2021, the Company was externally managed by Oaktree Fund Advisors, LLC (the “Oaktree Adviser” or the “Sub-Adviser”), an affiliate of Oaktree Capital Management, L.P. (“Oaktree”). Brookfield holds a majority stake in Oaktree.
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
In addition to the Current Offering, the Company is conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. The Company is also offering Class E shares to Brookfield and its affiliates and certain of Brookfield’s and Oaktree’s employees and the Company’s independent directors in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
As of March 31, 2024, the Company owned 19 investments in real estate, one investment in an unconsolidated real estate venture, three investments in real estate-related loans, and 72 investments in real estate-related debt securities. The Company currently operates in five reportable segments: rental housing, net lease, office, logistics, and real estate-related loans and securities. Financial results by segment are reported in Note 14.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Certain comparative figures have been reclassified to conform to the current year presentation. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.
The Company consolidates all entities in which it retains a controlling financial interest through majority ownership or voting rights and entities that meet the definition of a variable interest entity (“VIE”) for which it is deemed to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Operating Partnership is considered a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entity as its sole general partner. The Company also consolidates all VIEs for which it is the primary beneficiary. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities is accounted for using the equity method of accounting. Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.
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
Certain amounts in the Company’s prior period Consolidated Statements of Operations have been reclassified to conform to the current period presentation. For the three months ended March 31, 2023, $0.9 million of unrealized gains related to changes in the fair value of the Company’s investments in real estate-related securities has been reclassified from Unrealized (loss) gain on investments, net to Income from real estate-related loans and securities to conform to the current period presentation. For the three months ended March 31, 2023, $0.3 million of realized losses related to sales of investments in real estate-related loans and securities has been reclassified from Realized gain on real estate investments, net to Income from real estate-related loans and securities to conform with the current period presentation. For the three months ended March 31, 2023, $4.1 million of unrealized losses related to changes in the fair value of the Company’s investments in unconsolidated entities has been reclassified from Unrealized (loss) gain on investments, net to (Loss) gain from unconsolidated entities to conform with the current period presentation. For the three months ended March 31, 2023, $0.1 million of realized gains related the Company’s foreign currency swap have been reclassified from Realized gain on financial instruments to (Loss) gain from unconsolidated entities to conform with the current period presentation. For the three months ended March 31, 2023, $0.1 million of unrealized losses related the Company’s foreign currency swap have been reclassified from Unrealized (loss) gain on investments, net to (Loss) gain from unconsolidated entities to conform with the current period presentation. For the three months ended March 31, 2023, $1.5 million of unrealized losses related to changes in the fair value of the Company’s interest rate derivatives have been reclassified from Unrealized (loss) gain on investments, net to Other income, net to conform with the current period presentation. For the three months ended March 31, 2023, $0.2 million of realized gains related to trading securities has been reclassified from Realized gain on real estate investments, net to Other income, net to conform with the current period presentation.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2024.
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
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of March 31, 2024 and December 31, 2023.
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
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. During the three months ended March 31, 2024 and 2023, income from trading securities was $0.3 million and $0.2 million, respectively.
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
The Company recognizes all derivatives as either assets or liabilities in the accompanying Consolidated Balance Sheets and measures those instruments at fair value. Realized and unrealized gains or losses on the Company’s interest rate swaps and caps are recorded in current-period earnings as a component of Other income, net on the Company’s Consolidated Statements of Operations. The Company recognized $1.8 million of net gains and $1.5 million of net losses on its derivative instruments during the three months ended March 31, 2024 and 2023, respectively. Realized and unrealized gains or losses on foreign currency derivatives are related to the Company’s unconsolidated non-U.S investment and are recorded as a (Loss) gain from unconsolidated entities in the Company’s Consolidated Statements of Operations. The Company recognized $0.6 million of net gains and $1.5 million of net losses on its foreign currency swap contracts during the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the Company’s derivative instruments consisted of the following ($ and £ in thousands):

	Number of Instruments	Notional Amount	Weighted Average Strike Rate	Weighted Average Maturity (years)
Interest Rate Swaps	1	$33,800	0.6%	0.4
Interest Rate Caps	5	$591,810	5.7%	0.8
Foreign Currency Swap Contracts	1	£62,100	N/A	0.3
Refer to Note 6 — “Investments in Real Estate-Related Loans and Securities” for information regarding the Company’s interest rate derivatives related to its investments in real estate-related securities.
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
Valuation of Assets and Liabilities Measured at Fair Value
The Company’s investments in real estate-related securities and trading securities are reported at fair value. The Company generally determines the fair value of its investments in real estate-related securities and trading securities by utilizing third-party pricing service providers. In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. The inputs used in determining the Company’s real estate-related securities and trading securities reported at fair value are considered Level 2 and Level 3.
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
The Company has elected the FVO for its equity method investment and therefore, reports this investment at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Gain (loss) from unconsolidated entities on the Company’s Consolidated Statements of Operations. The Company separately values the assets and liabilities of the equity method investment. To determine the fair value of the assets of the equity method investments, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company determines the fair value of the indebtedness of the equity method investment by modeling the cash flows required by the debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its equity method investment at fair value. The inputs used in determining the Company’s equity method investment carried at fair value are considered Level 3.
The Company’s carrying values of cash and cash equivalents, restricted cash, accounts receivable and other receivables, accounts payable, accrued liabilities and other liabilities approximate fair value because of the short-term nature of these instruments.
The following table details the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$—	$202,163	$9,203	$211,366	$—	$223,605	$—	$223,605
Investments in unconsolidated entities	—	—	77,923	77,923	—	—	78,569	78,569
Trading securities	—	6,416	—	6,416	—	39,824	—	39,824
Derivatives	—	2,192	—	2,192	—	10,657	—	10,657
Total	$—	$210,771	$87,126	$297,897	$—	$274,086	$78,569	$352,655

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in real estate-related securities	Investments in unconsolidated entities	Total Assets
Balance as of December 31, 2023	$—	$78,569	$78,569
Transfer into Level 3	9,283	—	9,283
Distributions of earnings from unconsolidated entities	—	(764)	(764)
Unrealized (loss) gain	(80)	797	717
Loss on foreign currency translation	—	(679)	(679)
Balance as of March 31, 2024	$9,203	$77,923	$87,126

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Average	Impact to Valuation from an Increase in Input
Investments in real estate-related securities	$9,203	Discounted cash flow	Discount rate	15.5%	Decrease
Investments in unconsolidated entities	$77,923	Discounted cash flow	Discount rate	6.3%	Decrease
			Exit capitalization rate	5.2%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Average	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$78,569	Discounted cash flow	Discount rate	5.8%	Decrease
			Exit capitalization rate	4.8%	Decrease
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
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of March 31, 2024, the fair value of the Company’s mortgage loans and other indebtedness was approximately $38.1 million below the outstanding principal balance.
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
The Company has formed wholly-owned subsidiaries that are taxed as taxable REIT subsidiaries (“TRSs”) that are subject to taxation at the federal, state and local levels, as applicable, at regular corporate tax rates. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business. For the three months ended March 31, 2024 and 2023, the Company recognized income tax expense of $0.4 million and $0.3 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of Operations.
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

The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three months ended March 31, 2024 and 2023, there were no dilutive participating securities.
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
In March 2024, the SEC issued a final rule, The Enhancement and Standardization of Climate-Related Disclosures for Investors that requires registrants to provided climate disclosures in their annual reports and registration statements beginning with annual reports for the years ended December 31, 2027, for calendar year end non-accelerated filers. Registrants must provide information about specified financial statement effects of severe weather events and other natural conditions, certain carbon offsets and renewable energy certificates, and material impacts on financial estimates and assumptions that are due to severe weather events and other natural conditions or disclosed climate-related targets or transition plans. Disclosures required outside of the financial statements include governance and oversight of material climate-related risks, the material impact of climate risks on the company’s strategy, business model, and outlook, risk management processes for material climate-related risks and, material climate targets and goals. The Company is currently evaluating the impact of this rule on the Company’s consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02 Codification Improvements - Amendments to Remove References to the Concepts Statements (the "Codification"). ASU 2024-02 contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. The amendments in ASU 2024-02 affect a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance and are effective for public business entities for fiscal years beginning after December 15, 2024. Early application of the amendments is permitted. The Company is currently evaluating the impact of ASU 2024-02, but does not believe the adoption of ASU 2024-02 will have a material impact on the Company’s consolidated financial statements.

3. Investments in Real Estate
As of March 31, 2024 and December 31, 2023, the Company’s investments in real estate, net, consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Building and building improvements	$1,304,811	$1,304,336
Land and land improvements	262,399	262,323
Tenant improvements	34,510	35,877
Furniture, fixtures and equipment	29,433	29,071
Total	1,631,153	1,631,607
Accumulated depreciation	(116,416)	(106,451)
Investments in real estate, net	$1,514,737	$1,525,156
Acquisitions
During the three months ended March 31, 2024, the Company did not acquire any real estate investments.
During the year ended December 31, 2023, the Company acquired $1.7 million of real estate investments, which were comprised of six single-family rental homes.
The following table provides further details of the properties acquired during the three months ended March 31, 2024 and year ended December 31, 2023 ($ in thousands):

Investment	Ownership Interest	Location	Segment	Acquisition Date	Units	Purchase Price(1)
Single-Family Rentals	100%	Various	Rental Housing	Various 2023	6	1,681

(1)	Purchase price is inclusive of closing costs.
The following table summarizes the purchase price allocation of the properties acquired during the three months ended March 31, 2024 and year ended December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Building and building improvements	$—	$1,418
Land and land improvements	—	263
Total purchase price(1)	$—	$1,681

(1)	Purchase price is inclusive of closing costs.

4. Investments in Unconsolidated Entities
The Company holds an investment in an unconsolidated joint venture that it has elected to account for using the FVO, as the Company’s ownership interest in the joint venture does not meet the requirements for consolidation.
On December 15, 2023, the Company acquired a 2% equity interest in The Avery, a condo and multifamily property located in San Francisco, California, through an indirect interest in a joint venture that owns the property. The Company did not pay any consideration for its interest, which was granted to the Company by the borrower on the Company’s investments in The Avery Senior Loan and The Avery Mezzanine Loan. As of March 31, 2024 and December 31, 2023, the fair value of the Company’s equity interest in The Avery was zero.
On November 2, 2021, the Company acquired a 20% interest in Principal Place, a net lease property located in London, United Kingdom, through an indirect interest in the joint venture that owns the property. As of March 31, 2024 and December 31, 2023, the fair value of the Company’s interest in Principal Place was $77.9 million and $78.6 million, respectively.
The following tables provide summarized financial information of the joint venture that owns Principal Place as of and for the periods set forth below ($ in thousands):

	As of March 31, 2024	As of December 31, 2023
Total Assets	$1,028,080	$1,042,957
Total Liabilities	627,482	634,183
Total Equity	$400,598	$408,774

	Three Months Ended March 31,
	2024	2023
Total Revenues	$12,481	$11,473
Total Expenses	13,297	12,837
Net Loss	$(816)	$(1,364)

5. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$30,936	$32,513
Lease origination costs	13,716	14,203
Lease inducements	2,690	2,690
Tax intangibles	5,249	5,249
Above-market lease intangibles	114	114
Total intangible assets	52,705	54,769
Accumulated amortization:
In-place lease intangibles	(5,655)	(6,644)
Lease origination costs	(3,971)	(4,188)
Lease inducements	(1,294)	(1,101)
Tax intangibles	(1,508)	(1,340)
Above-market lease intangibles	(41)	(37)
Total accumulated amortization	(12,469)	(13,310)
Intangible assets, net	$40,236	$41,459

Intangible liabilities:
Below-market lease intangibles	$(28,909)	$(28,919)
Accumulated amortization	3,119	2,792
Intangible liabilities, net	$(25,790)	$(26,127)

The weighted average amortization periods of the Company’s intangible assets is 183 months and intangible liabilities is 266 months.
As of March 31, 2024, the estimated future amortization of the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2024 (remaining)	$1,502	$14	$2,215	$(1,008)
2025	1,782	18	2,277	(1,340)
2026	1,629	18	2,050	(1,332)
2027	1,521	7	1,934	(1,327)
2028	1,436	5	1,486	(1,327)
2029	1,322	5	1,235	(1,327)
Thereafter	16,089	6	3,685	(18,129)
Total	$25,281	$73	$14,882	$(25,790)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Real estate-related securities	$211,366	$223,605
Real estate-related loans	16,915	16,503
Total investments in real estate-related loans and securities	$228,281	$240,108

The following tables detail the Company’s real estate-related loan investments as of March 31, 2024 and December 31, 2023 ($ in thousands):

					March 31, 2024
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Allowance Adjustment	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	SOFR+8.15%	June 2026	Principal due at maturity	$10,000	$—	$10,000
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	7,024	(1,482)	5,542
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	1,705	(332)	1,373
Total					$18,729	$(1,814)	$16,915

					December 31, 2023
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Allowance Adjustment	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	SOFR+8.15%	June 2026	Principal due at maturity	$10,000	$—	$10,000
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	6,878	(1,670)	5,208
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	1,669	(374)	1,295
Total					$18,547	$(2,044)	$16,503
`

(1)	As of March 31, 2024 and December 31, 2023, SOFR was 5.33% and 5.38%, respectively.
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

(3)
The maturity date may be extended for additional one-year periods, but no later than February 2028, subject to the borrower meeting minimum annual repayment requirements. Generally, loan repayments are made simultaneous with the closing of the sale of any condominium unit.

For the three months ended March 31, 2024, the Company recognized $0.2 million as an allowance recovery for estimated credit loss, which is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. The allowance recovery is related to The Avery Senior Loan and The Avery Mezzanine Loan and is based on the expected timing of loan repayments, forecasted cash flows from the underlying collateral, and the current macroeconomic environment. The Company estimates its credit loss allowance primarily using the discounted cash flow method based on projected future principal cash flows for each individual loan. For the year ended December 31, 2023 the Company recognized $2.0 million as an allowance adjustment for estimated credit loss. There have been no write-offs related to the Company’s investments in real estate-related loans. The Company’s investments in real estate-related securities consist of commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”).

The following tables detail the Company’s investments in real estate-related securities as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	29	SOFR+3.78%	December 2025	$138,025	$131,408	$133,891
CMBS - fixed	8	4.54%	September 2026	39,913	35,609	26,459
RMBS - floating	2	SOFR+2.76%	July 2024	2,839	2,855	2,857
RMBS - fixed	33	5.16%	August 2026	49,568	48,099	48,159
Total	72	7.46%	March 2026	$230,345	$217,971	$211,366

	December 31, 2023
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	29	SOFR+3.64%	November 2025	$149,282	$141,971	$143,423
CMBS - fixed	7	4.26%	April 2026	37,913	33,413	24,322
RMBS - floating	6	SOFR+1.58%	October 2024	10,752	10,757	10,765
RMBS - fixed	30	4.71%	July 2026	46,611	45,105	45,095
Total	72	7.37%	January 2026	$244,558	$231,246	$223,605

(1)	As of March 31, 2024 and December 31, 2023, SOFR was equal to 5.33% and 5.38%, respectively.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
During the three months ended March 31, 2024, the Company recorded net gains on its investments in real estate-related securities of $1.8 million. During the three months ended March 31, 2023, the Company recorded net gains on its investments in real estate-related securities of $0.7 million. Such amounts are recorded as components of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
Certain of the Company’s investments in real estate-related securities are floating rate and indexed to SOFR. As such, the Company is exposed to interest rate risk and net income will increase or decrease depending on interest rate movements. The Company seeks to manage this risk by entering into interest rate swap contracts related to its investments in real estate-related securities. As of March 31, 2024, the Company had three interest rate swap contracts related to its investments in real estate-related securities with an aggregate notional amount of $72.0 million and a weighted average strike rate of 4.46%. The Company did not have any interest rate swap contracts related to its investments in real estate-related securities as of December 31, 2023. Interest paid or received by the Company related to such instruments is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. The Company measures all derivatives at fair value and recognizes such instruments as either assets or liabilities in its Consolidated Balance Sheets and any realized and unrealized gains or losses as a component of Income from real estate-related loans and securities on its Consolidated Statements of Operations. For the three months ended March 31, 2024, the Company’s interest rate swaps related to its investments in real estate-related securities had an insignificant impact on the Company’s consolidated financial statements.

7. Accounts and Other Receivables and Other Assets
The following tables summarize the components of Accounts and other receivables, net and Other assets as of March 31, 2024 and December 31, 2023 ($ in thousands):

Accounts and other receivables, net	March 31, 2024	December 31, 2023
Straight-line rent receivables	$5,892	$5,058
Accounts receivable, net	5,554	4,700
Interest receivable	1,069	1,036
Total accounts and other receivables, net	$12,515	$10,794

Other assets	March 31, 2024	December 31, 2023
Trading securities	$6,416	$39,824
Prepaid expenses	2,206	2,170
Derivative instruments	2,192	10,657
Acquisition deposits	1,000	—
Other	466	469
Total other assets	$12,280	$53,120

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of Accounts payable, accrued expenses and other liabilities as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Stock repurchases payable	$14,452	$13,898
Accounts payable and accrued expenses	7,739	7,547
Distributions payable	4,982	5,132
Accrued interest expense	4,202	4,204
Tenant security deposits	3,539	3,400
Real estate taxes payable	2,748	3,665
Prepaid rent	1,117	1,378
Total accounts payable, accrued expenses and other liabilities	$38,779	$39,224

9. Mortgage Loans and Secured Credit Facility
The following table summarizes the components of total indebtedness, net as of March 31, 2024 and December 31, 2023 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2024	December 31, 2023
Fixed rate loans:
Fixed rate mortgages	3.03%	February 2029	N/A	$263,720	$263,720
Total fixed rate loans				263,720	263,720
Variable rate loans:
Floating rate mortgages	SOFR+1.71%	May 2027	N/A	680,410	680,410
Secured credit facility(3)	SOFR+2.00%	January 2025	$300,000	118,985	118,985
Affiliate line of credit(4)	SOFR+2.25%	November 2024	$125,000	—	—
Total variable rate loans				799,395	799,395
Total indebtedness				1,063,115	1,063,115
Deferred financing costs, net				(4,004)	(4,772)
Total indebtedness, net				$1,059,111	$1,058,343

(1)	As of March 31, 2024 and December 31, 2023, SOFR was 5.33% and 5.38%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
(3)
As of March 31, 2024 and December 31, 2023, borrowings on the Secured Credit Facility (defined below) were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rentals.

(4)
Borrowings under the Affiliate Line of Credit (defined below) bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of March 31, 2024 ($ in thousands):

Year	Amount
2024 (remaining)	$62,320
2025	146,029
2026	50,011
2027	454,226
2028	53,049
2029	254,607
Thereafter	42,873
Total	$1,063,115
The mortgage loans and Secured Credit Facility are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of March 31, 2024, the Company is in compliance with all of its loan covenants that could result in a default under such agreements. At Two Liberty Center, cash flows from the property are currently held in a restricted cash account due to a debt service coverage ratio requirement.
Mortgage Loans
During the three months ended March 31, 2024 and year ended December 31, 2023, the Company did not obtain any new mortgage loans but received $0.9 million of additional borrowings on an existing mortgage loan during the year ended December 31, 2023. During the three months ended March 31, 2024 and year ended December 31, 2023 the Company did not repay any mortgage loans.

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
As of March 31, 2024 and December 31, 2023, there were $119.0 million of outstanding borrowings on the Secured Credit Facility.
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the “Affiliate Line of Credit”), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The Affiliate Line of Credit had an initial maturity date of November 2, 2022, with one-year extension options subject to the lender’s approval. Effective November 2, 2022, the maturity date was extended to November 2, 2023, and the interest rate benchmark was converted from LIBOR to SOFR. Effective November 2, 2023, the maturity date of the Affiliate Line of Credit was extended for another 12 months to November 2, 2024. Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin. As of March 31, 2024 and December 31, 2023, there were no outstanding borrowings on the Affiliate Line of Credit.

10. Related Party Transactions
Advisory Agreement
Pursuant to the advisory agreement among the Adviser, the Operating Partnership and the Company (the “Advisory Agreement”), the Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV on its Class C, Class D, Class I, Class S and Class T shares of common stock (no management fee is paid on the Class E shares), payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock. To date, the Adviser has elected to receive the management fee in Class I and Class E shares of the Company’s common stock. During the three months ended March 31, 2024 and 2023, management fees earned by the Adviser were $3.0 million and $3.7 million, respectively.
During the three months ended March 31, 2024, the Company issued 258,879 unregistered Class I shares of common stock to the Adviser for the payment of management fees earned from December 2023 through February 2024. The Company also had an accrued payable of $1.0 million related to the management fee as of March 31, 2024, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During April 2024, the Adviser was issued 84,684 unregistered Class I shares as payment for the $1.0 million management fee accrued as of March 31, 2024.
The Adviser is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and Class T shares of common stock (no performance fee is paid on the Class E shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or units of the Operating Partnership. During the three months ended March 31, 2024 and 2023, the Company recognized no performance fees in the Company’s Consolidated Statements of Operations.
Repurchase of Adviser Shares
During the three months ended March 31, 2024, the Company repurchased 269,911 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $3.1 million. During the three months ended March 31, 2023, the Company repurchased 759,250 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $10.0 million.

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
The Sub-Adviser earns management and performance fees pursuant to the terms of the Sub-Advisory Agreements. These fees are paid by the Adviser out of the management and performance fees earned by the Adviser; therefore, no management or performance fees related to the Sub-Advisory Agreements have been recognized in the Company’s Consolidated Statements of Operations. See Note 15 — “Subsequent Events” for additional information regarding the Sub-Advisory Agreements.
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
Advanced Organization and Offering Costs
The Adviser and its affiliates advanced all of the Company’s organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 5, 2023, subject to the following reimbursement terms: (1) the Company reimburses the Adviser for all such advanced expenses paid through July 5, 2022 ratably over the 60 months following July 6, 2022; and (2) the Company reimburses the Adviser for all such advanced expenses paid from July 6, 2022 through July 5, 2023 ratably over the 60 months following July 6, 2023. The Company reimburses the Adviser for any organization and offering expenses that it incurs on the Company’s behalf as and when incurred after July 6, 2023.
Affiliate Line of Credit
In November 2021, the Company entered into the Affiliate Line of Credit, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. For further details on the Affiliate Line of Credit, see Note 9 — “Mortgage Loans and Secured Credit Facility” to the Company’s Consolidated Financial Statements.
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Class E units of the Operating Partnership (“OP Units”) in connection with its contribution of certain properties on November 2, 2021 (the “Brookfield Portfolio”). The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Class E OP Units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Class E OP Units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50.0 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Class E OP Units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause the Company to repurchase its shares and Class E OP Units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of common stock or OP Units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. During the three months ended March 31, 2024, the Company and the Operating Partnership did not repurchase any shares or Class E OP Units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement.
Option Investments Purchase Agreement
On November 2, 2021, the Company and Oaktree entered into a purchase option agreement (the “Option Investments Purchase Agreement”) pursuant to which Oaktree has the right to purchase the Operating Partnership’s entire interest in four properties (Anzio Apartments, Arbors of Las Colinas, Two Liberty Center, and Lakes at West Covina; collectively, the “Equity Option Investments”) and five real estate-related loans and securities (IMC/AMC Bond Investment, 111 Montgomery, The Avery Senior Loan, The Avery Mezzanine Loan, and BX 2019 IMC G; collectively, the “Debt Option Investments” and, together with the Equity Option Investments, the “Oaktree Option Investments”). The 111 Montgomery loan was repaid in full by the borrower in November 2022 prior to the commencement of the option period. Pursuant to the Option Investments Purchase Agreement, Oaktree has the right to purchase all of the Equity Option Investments or all of the Debt Option Investments, or both, subject to certain restrictions, for a period expiring May 2, 2024 at a price equal to the fair value of the Equity Option Investments and Debt Option Investments, as determined in connection with the Company’s most recently determined NAV immediately prior to the closing of such purchase. See “Subsequent Events” for additional information regarding the Option Investments Purchase agreement and Sub-Advisory Agreements.
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
The Company has engaged Brookfield Properties, an affiliate of Brookfield, to provide operational services (including, without limitation, property management, leasing, and construction management) and corporate support services (including, without limitation, accounting and administrative services) for the Company and certain of its properties. The Company has also engaged Maymont Homes, an affiliate of Brookfield, to provide operational services (including, without limitation, property management, renovation, leasing, and turnover and maintenance oversight) for the Company’s single-family rental properties.
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

The following table summarizes the Company’s affiliate service provider expenses for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Property management fees(1)	$755	$718
Single-family rental leasing, maintenance and turnover oversight fees(1)	116	89
Capitalized construction management fees(2)	20	14
Capitalized single-family rental renovation oversight fees(2)	—	22
Reimbursed personnel costs(3)	1,677	1,607
Total	$2,568	$2,450

(1)	Included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company’s Consolidated Balance Sheets.
(3)
For the three months ended March 31, 2024, $1.4 million included in Rental property operating expenses and $0.3 million, included in General and administrative expenses on the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2023, $1.4 million, included in Rental property operating expenses and $0.2 million included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

Captive Insurance Company
BPG Bermuda Insurance Limited (“BAM Insurance Captive”), a Brookfield affiliate, provides property and liability insurance for certain of the Company’s properties. For the three months ended March 31, 2024 and 2023, the Company incurred an insignificant amount and $0.1 million, respectively, for insurance premiums.
On March 31, 2023, Obsidian Mutual, a Brookfield affiliate, replaced BAM Insurance Captive in providing property insurance for certain of the Company’s properties. For the three months ended March 31, 2024, the Company incurred an insignificant amount for insurance premiums provided by Obsidian Mutual.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), a Brookfield affiliate, provides title insurance for certain of the Company’s properties. Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with the Company acquiring or financing its properties. For the three months ended March 31, 2024 and 2023, the Company incurred an insignificant amount for title services provided by Horizon.
Terrorism Insurance Provider
Liberty IC Casualty LLC (“Liberty”), a Brookfield affiliate, provides terrorism insurance for certain of the Company’s properties. For the three months ended March 31, 2024 and 2023, the insurance premiums incurred by the Company were insignificant.
Submetering Services
Certain of the Company’s properties sold submetering infrastructure and associated equipment to Metergy, a Brookfield affiliate. Sale proceeds earned by the Company for the three months ended March 31, 2024 and 2023 was zero. Metergy provides submetering services to certain of the Company’s properties. For the three months ended March 31, 2024 and 2023, the Company incurred fees of an insignificant amount.

Due to Affiliates
The following table details the components of Due to affiliates as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Accrued stockholder servicing fee	$23,832	$25,507
Advanced organization and offering costs	9,054	9,734
Stock repurchase payable to the Adviser for management fees	3,089	3,353
Other(1)	1,407	2,410
Accrued management fee	969	1,046
Accrued affiliate service provider expenses	2,103	1,915
OP units distributions payable	6	6
Total	$40,460	$43,971

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.

11. Stockholders’ Equity and Redeemable Non-controlling Interests
Authorized Capital
On April 30, 2018, the SEC declared effective the Company’s registration statement on Form S-11 for the Initial Public Offering. On November 2, 2021, the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-255557) for the Current Offering of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan. The Initial Public Offering terminated upon the commencement of the Current Offering. Pursuant to the Current Offering, the Company is offering to sell any combination of four classes of shares of its common stock Class S shares, Class I shares, Class T shares and Class D shares with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company is also offering Class I, Class C and Class E shares in private offerings exempt from registration. Other than the differences in upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance fees, each class of common stock has the same economic and voting rights.

Classification	No. of Authorized Shares (in thousands)	Par Value Per Share
Preferred stock	50,000	$0.01
Class S common stock	225,000	$0.01
Class I common stock	250,000	$0.01
Class T common stock	225,000	$0.01
Class D common stock	100,000	$0.01
Class C common stock	100,000	$0.00
Class E common stock	100,000	$0.00
	1,050,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock for the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E	Total
December 31, 2023	34,244	41,504	148	—	9,347	3,353	88,596
Common stock issued(2)	285	548	17	—	—	43	893
Distribution reinvestment	233	466	—	—	—	53	752
Common stock repurchased	(2,008)	(1,766)	(5)	—	(871)	(20)	(4,670)
March 31, 2024	32,754	40,752	160	—	8,476	3,429	85,571

(1)	As of March 31, 2024, no Class T shares had been issued.
(2)	Includes conversions between share classes.

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
The following table details the aggregate net distributions declared for each applicable class of common stock for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2158	$0.2158	$0.2158	$—	$0.2158	$0.2158
Stockholder servicing fee per share of common stock	(0.0245)	—	(0.0073)	—	—	—
Management fee per share of common stock	(0.0361)	(0.0364)	(0.0366)	—	(0.0356)	—
Net distributions declared per share of common stock	$0.1552	$0.1794	$0.1719	$—	$0.1802	$0.2158

(1)	No Class T shares of common stock were issued or outstanding, thus no distributions were declared for Class T common stock during the three months ended March 31, 2024.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Texas, Vermont and Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Texas, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. During the three months ended March 31, 2024 and 2023, $8.9 million and $10.2 million of distributions were reinvested for 751,535 and 764,245 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purpose. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and an annual dividend payable ranging between 12.0% and 12.5%. As of March 31, 2024, there were $750,000 of preferred non-voting shares outstanding.
Redeemable Non-controlling Interest
The Brookfield Investor was issued Class E OP Units in connection with its contribution of the Brookfield Portfolio on November 2, 2021 and subsequent cash contributions to the Operating Partnership pursuant to the Brookfield Subscription Agreement. Because the Brookfield Investor has the ability to redeem its Class E OP Units for shares of common stock or cash, subject to certain restrictions, the Company has classified the Class E OP Units held by the Brookfield Investor as Redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period.
The following table summarizes the Redeemable non-controlling interest activity for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Balance at beginning of the year	$933	$990
GAAP net loss allocation	(3)	(8)
Distributions	(17)	(41)
Distributions reinvested	17	41
Fair value allocation	(16)	(7)
Ending balance	$914	$974
Share Repurchase Plan
The Company has adopted a share repurchase plan, whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchase all or any portion of their shares. Should repurchase requests, in the Company’s judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real properties or other illiquid investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Company’s board of directors may modify and suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders.
In addition, the total amount of shares that the Company will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of its aggregate NAV attributable to its stockholders as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of its aggregate NAV attributable to its stockholders as of the last day of the previous calendar quarter. The monthly and quarterly repurchase limits exclude shares repurchased from the Adviser that were issued as payment of management or performance fees. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price.
During the three months ended March 31, 2024 and 2023, the Company repurchased 4,399,683 and 3,410,179 shares of common stock representing a total of $50.9 million and $44.7 million, respectively, under its share repurchase plan. The Company satisfied all repurchase requests during the three months ended March 31, 2024 and 2023.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it. The Company may, from time to time, enter into payment guarantees related to mortgage loans at its investments in unconsolidated entities. As of March 31, 2024, the Company has a payment guarantee of $1.6 million.

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
The following table details the components of operating lease income from leases in which the Company is the lessor for the periods set forth below ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed lease payments	$28,913	$29,101
Variable lease payments	1,943	1,372
Total rental revenues	$30,856	$30,473

The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, net lease, and office properties as of March 31, 2024. The table below excludes the Company’s rental housing properties as substantially all leases are shorter term in nature ($ in thousands):

Year	Future Minimum Rents
2024 (remaining)	$22,960
2025	29,151
2026	26,603
2027	25,608
2028	25,005
2029	22,806
Thereafter	102,476
Total	$254,609

14. Segment Reporting
As of March 31, 2024, the Company operates in five reportable segments: rental housing, office, logistics, net lease and real estate-related loans and securities. The Company continually evaluates the financial information used by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.
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

The following table sets forth the Company’s assets by segment ($ in thousands):

	March 31, 2024	December 31, 2023
Rental Housing	$1,060,417	$1,061,941
Office	101,521	103,179
Logistics	107,584	108,329
Net lease	413,324	415,282
Real estate-related loans and securities	228,281	240,108
Other (Corporate)	31,665	61,068
Total assets	$1,942,792	$1,989,907

The following table sets forth the financial results by segment for the three months ended March 31, 2024 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$21,098	$2,551	$2,029	$5,178	$—	$30,856
Other revenues	2,213	135	—	10	—	2,358
Total revenues	23,311	2,686	2,029	5,188	—	33,214

Expenses:
Rental property operating	9,398	1,445	553	978	—	12,374
Total expenses	9,398	1,445	553	978	—	12,374
Income from real estate-related loans and securities	—	—	—	—	7,058	7,058
Segment net operating income	$13,913	$1,241	$1,476	$4,210	$7,058	$27,898

Gain from unconsolidated entities						733
Other income, net						2,153
Depreciation and amortization						(12,762)
General and administrative expenses						(2,214)
Management fee						(2,995)
Interest expense						(16,327)
Net loss						$(3,514)
Net loss attributable to non-controlling interests in third party joint ventures						203
Net loss attributable to redeemable non-controlling interests						3
Net loss attributable to stockholders						$(3,308)

The following table sets forth the financial results by segment for the three months ended March 31, 2023 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$20,675	$2,991	$1,975	$4,832	$—	$30,473
Other revenues	2,383	176	—	—	—	2,559
Total revenues	23,058	3,167	1,975	4,832	—	33,032

Expenses:
Rental property operating	8,882	1,499	760	587	—	11,728
Total expenses	8,882	1,499	760	587	—	11,728
Income from real estate-related loans and securities	—	—	—	—	7,003	7,003
Segment net operating income	$14,176	$1,668	$1,215	$4,245	$7,003	$28,307

Loss from unconsolidated entities						(4,054)
Other expense, net						(1,262)
Depreciation and amortization						(12,804)
General and administrative expenses						(2,316)
Management fee						(3,679)
Interest expense						(13,932)
Net loss						$(9,740)
Net loss attributable to non-controlling interests in third party joint ventures						109
Net loss attributable to redeemable non-controlling interests						8
Net loss attributable to stockholders						$(9,623)

15. Subsequent Events
Acquisitions
In April 2024, the Company acquired a portfolio of single-family rental homes in Chattanooga, Tennessee, consisting of 89 town-homes for a purchase price of $25.2 million, exclusive of closing costs.
Option Investments Purchase Agreement and Sub-Advisory Agreements
On May 2, 2024, the option period provided for by the Option Investments Purchase Agreement expired without Oaktree exercising its right to purchase the Oaktree Option Investments. Upon the expiration of the Option Investments Purchase Agreement, the Oaktree Assets Sub-Advisory Agreement was terminated and the Liquidity Sleeve Sub-Advisory Agreement was amended to include services related to the acquisition, management and disposition of the Company’s real estate-related loan investments in accordance with the Company’s investment objectives, strategy, guidelines, policies and limitations.

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
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q that are not historical facts, particularly those in the section entitled “Recent Developments – Business Outlook” and “Liquidity and Capital Resources”, are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and under Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.
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
On April 30, 2018, the Securities and Exchange Commission (the “SEC”), declared effective our registration statement on Form S-11 (File No. 333-223022) for our initial public offering of up to $2.0 billion in shares of our common stock (the “Initial Public Offering”). On November 2, 2021, the SEC declared effective our registration statement on Form S-11 (File No. 333-255557) for our follow-on public offering of up to $7.5 billion in shares of our common stock in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock (the “Current Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The Initial Public Offering terminated upon the commencement of the Current Offering.
In addition to the Current Offering, we are conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. We are also offering Class E shares to Brookfield, Oaktree and certain of their affiliates, employees and our independent directors in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D promulgated thereunder.
We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019, and we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of March 31, 2024, we owned and operated 19 investments in real estate and held investments in one unconsolidated real estate interest, three real estate-related loans and 72 short-term real estate-related debt securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties or real estate-related loans.
Recent Developments
Business Outlook
Our portfolio continues to display strong real estate fundamentals and operating performance, with consistently high occupancy (97%) and growing cash flows, particularly in our rental housing sector, which made up 65% of the gross asset value of our real estate properties as of March 31, 2024. We believe the strong operating performance of our rental housing properties is attributable to our strategy of owning desirable buildings with best-in-class amenities and favorable tenant demographics. The continued high cost of home ownership, as well a decrease in multifamily construction starts, is expected to continue to drive the demand for high-quality rental housing properties.
After a prolonged period of volatility, the Federal Reserve has indicated that a reduction in the federal funds target range could be appropriate in 2024. A declining interest rate environment should be positive for real estate values and present attractive acquisition opportunities. We believe we are well-positioned to capitalize on these opportunities going forward, with no unsatisfied repurchase requests and over $550 million of total liquidity as of March 31, 2024. This includes $235.1 million, or 24% of the net asset value of our investments, that is invested in our portfolio of real estate-related debt and trading securities. Through our partnership with Oaktree and their extensive credit expertise, we also expect to continue to capitalize on attractive opportunities to invest in real estate debt.
Inflation in the United States has declined since its peak in mid-2022 and policy makers have indicated the monetary tightening cycle may be coming to an end, a good sign for private real estate valuations. However, the timing and magnitude of interest rates cuts remains unknown, and geopolitical instability and other macroeconomic factors in the United States and globally could affect our business and operating results.
Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q1 2024 Highlights

Operating and Capital Raising Results:
•Year-to-date total returns through March 31, 2024, excluding upfront selling commissions, were -2.62% for Class S shares, -2.37% for Class I shares and -2.16% for Class D shares. Negative year-to-date performance is primarily attributable to increasing discount and exit cap rates assumptions used in the valuations of our properties. Total return is calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares. As of March 31, 2024, no Class T shares of common stock had been issued.
•Annualized total returns from inception through March 31, 2024, excluding upfront selling commissions, were 7.11% for Class S, 8.18% for Class I, and -4.43% for Class D shares. Since inception returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued.
•Raised $7.5 million of gross proceeds from the sale of our common stock through public and private offerings during the three months ended March 31, 2024.
•Declared monthly net distributions totaling $15.1 million during the three months ended March 31, 2024. As of March 31, 2024, the annualized net distribution rate was 5.47% for Class S shares, 6.27% for Class I shares and 5.96% for Class D shares.
•Reinvested distributions of $8.9 million during the three months ended March 31, 2024.

Investing and Financing Activity:
•No significant investing or financing activities took place in the first quarter of 2024.
•As of March 31, 2024, our leverage ratio was 48.4%. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. There is no indebtedness on our real estate-related debt investments. The leverage ratio would be higher if our pro rata share of debt within our unconsolidated investment was included in the calculation.

Current Portfolio:
•As of March 31, 2024, our investment portfolio, based on the net asset value of our investments, consisted of 76% real estate properties and 24% real estate-related loans and securities. Net asset value is measured as the fair value of our investments less any mortgages or debt obligations related to such investments. There is no indebtedness on our real estate-related debt investments.
•Our real estate properties as of March 31, 2024, based on fair value, consisted of rental housing (65%), net lease (25%), office (4%) and logistics (6%).
•As of March 31, 2024, our real estate-related loans and securities consisted of 75 investments with an aggregate fair value of $228.7 million.

Portfolio

Investments in Real Estate
The following table provides information regarding our portfolio of real estate properties as of March 31, 2024:

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Rental Housing	April 2019	90%	$59.2	448	93%
Arbors of Las Colinas	Dallas, TX	Rental Housing	December 2020	90%	63.5	408	87%
1110 Key Federal Hill	Baltimore, MD	Rental Housing	September 2021	100%	73.6	224	96%
Domain	Orlando, FL	Rental Housing	November 2021	100%	74.1	324	95%
The Burnham	Nashville, TN	Rental Housing	November 2021	100%	129.0	328	93%
Flats on Front	Wilmington, NC	Rental Housing	December 2021	100%	97.5	273	96%
Verso	Beaverton, OR	Rental Housing	December 2021	100%	74.0	172	97%
2626 South Side Flats	Pittsburgh, PA	Rental Housing	January 2022	100%	90.0	264	94%
The Parker at Huntington Metro	Alexandria, VA	Rental Housing	March 2022	100%	136.0	360	98%
Briggs + Union	Mount Laurel, NJ	Rental Housing	April 2022	100%	158.0	490	97%
Single-Family Rentals	Various	Rental Housing	Various	100%	128.5	486	95%
Principal Place(5)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Two Liberty Center	Arlington, VA	Office	August 2019	97%	91.2	179,000	64%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	92%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
Total					$1,751.0

(1)	Investments in real estate properties includes our consolidated property investments and our unconsolidated investment in Principal Place.
(2)	The joint venture agreements entered into by us (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(3)	Purchase price is presented in millions and excludes acquisition costs.
(4)
For rental housing investments, except single-family rentals, occupancy represents the percentage of all leased units divided by the total available units as of March 31, 2024. Single-family rentals occupancy represents all occupied homes divided by the total stabilized homes as of the date indicated. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of March 31, 2024.

(5)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.

Investments in Real Estate-Related Loans and Securities
The following table details our investments in real estate-related loans as of March 31, 2024 ($ in thousands):

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Allowance Adjustment	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	SOFR+8.15%	June 2026	Principal due at maturity	$10,000	$—	$10,000
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	7,024	(1,482)	5,542
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	1,705	(332)	1,373
Total					$18,729	$(1,814)	$16,915

(1)	As of March 31, 2024, SOFR was 5.33%.
(2)	Our investment is held through our membership interest in an entity that aggregates our interest with interests held by other funds managed by the Sub-Adviser. We have been allocated our proportionate share of the loan based on our membership interest in the aggregating entity. In December 2023, the loan agreements were amended to change the interest rate to 10.00% and extend the maturity date to December 2024.
(3)
The maturity date may be extended for additional one-year periods, but no later than February 16, 2028, subject to the borrower meeting minimum annual repayment requirements. Generally, loan repayments are made simultaneous with the closing of the sale of any condominium unit.

The following table details our investments in real estate-related securities as of March 31, 2024 ($ in thousands):

Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	29	SOFR+3.78%	December 2025	$138,025	$131,408	$133,891
CMBS - fixed	8	4.54%	September 2026	39,913	35,609	26,459
RMBS - floating	2	SOFR+2.76%	July 2024	2,839	2,855	2,857
RMBS - fixed	33	5.16%	August 2026	49,568	48,099	48,159
Total	72	7.46%	March 2026	$230,345	$217,971	$211,366

(1)	As of March 31, 2024, SOFR was 5.33%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.

Lease Expirations
The following table details the expiring leases at our consolidated office, logistics, and net lease properties by annualized base rent and square footage as of March 31, 2024 ($ and square feet data in thousands). The table below excludes our rental housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024 (remaining)	5	$1,241	4%	26	2%
2025	18	3,454	11%	113	7%
2026	7	1,577	5%	67	4%
2027	4	620	2%	43	3%
2028	10	1,968	6%	91	6%
2029	7	3,186	10%	207	13%
2030	4	1,055	3%	69	4%
2031	0	—	—%	—	—%
2032	1	1,343	4%	211	13%
2033	2	230	1%	6	—%
Thereafter	4	16,988	54%	771	48%
Total	62	$31,662	100%	1,604	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$
Revenues
Rental revenues	$30,856	$30,473	$383
Other revenues	2,358	2,559	(201)
Total revenues	33,214	33,032	182
Expenses
Rental property operating	12,374	11,728	646
General and administrative	2,214	2,316	(102)
Management fee	2,995	3,679	(684)
Depreciation and amortization	12,762	12,804	(42)
Total expenses	30,345	30,527	(182)
Other income (expense)
Income from real estate-related loans and securities	7,058	7,003	55
Interest expense	(16,327)	(13,932)	(2,395)
Gain (loss) from unconsolidated entities	733	(4,054)	4,787
Other income (expense), net	2,153	(1,262)	3,415
Total other income (expense)	(6,383)	(12,245)	5,862
Net (loss)	$(3,514)	$(9,740)	$6,226
Net loss attributable to non-controlling interests in third party joint ventures	203	109	94
Net loss attributable to redeemable non-controlling interests	3	8	(5)
Net loss attributable to stockholders	$(3,308)	$(9,623)	$6,315
Per common share data:
Net income (loss) per share of common stock - basic and diluted	$(0.04)	$(0.10)	$0.06
Weighted average number of shares outstanding - basic and diluted	88,151	94,009	(5,858)
Revenues
Revenues primarily consist of base rent arising from tenant leases at our rental housing, net lease, office and logistics properties. During the three months ended March 31, 2024, revenues increased $0.2 million to $33.2 million compared to the three months ended March 31, 2023. The increase was primarily due to increased rental revenues at our rental housing, net lease, and logistics properties, which was partially offset by decreased rental revenues at our office properties.
The components of revenue during these periods are as follows ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$
Rental revenue	$28,608	$28,518	$90
Tenant reimbursements	2,248	1,955	293
Ancillary income and fees	2,358	2,559	(201)
Total revenue	$33,214	$33,032	$182

Rental Property Operating Expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. During the three months ended March 31, 2024, rental property operating expenses increased $0.6 million to $12.4 million compared to the three months ended March 31, 2023. The increase was driven primarily by an increase in real estate taxes at a net lease property, which are reimbursed to us by the tenant.

General and Administrative Expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the three months ended March 31, 2024, general and administrative expenses decreased $0.1 million to $2.2 million compared to the three months ended March 31, 2023. General and administrative expenses were relatively unchanged from the prior period.
Management Fee
Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the three months ended March 31, 2024, management fees decreased $0.7 million to $3.0 million compared to the three months ended March 31, 2023. Management fees are calculated based on our aggregate NAV of Class S, Class I, Class T, Class D, and Class C shares (no management fees are paid on Class E shares) and are paid monthly. The decrease in management fees for the three months ended March 31, 2024 compared to the corresponding period in the prior year was due to a lower average NAV during the current period.
Depreciation and Amortization
During the three months ended March 31, 2024, depreciation and amortization remained flat at $12.8 million compared to the three months ended March 31, 2023.
Income from Real Estate-Related Loans and Securities
During the three months ended March 31, 2024, interest income from real estate-related loans and securities increased $0.1 million to $7.1 million compared to the three months ended March 31, 2023 which consisted of interest income, realized gains and losses, reserves for current expected credit loss on our investments in real estate-related loans, and unrealized gains and losses from changes in the fair value of our investments in real estate-related securities. Income from real estate-related loans and securities was relatively unchanged from the prior period due to an decrease in the total face amount of our investments being offset by an increase in the weighted average coupon.
Interest Expense
Interest expense is primarily related to interest incurred on our mortgage loans, Secured Credit Facility and Affiliate Line of Credit. Interest expense increased $2.4 million to $16.3 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to the impact of rising interest rates on our variable rate debt. As of March 31, 2024, our weighted average cost of leverage, including the impact of our interest rate derivatives, was 5.78%.
Gain (Loss) from Unconsolidated Entities
Gain (loss) from unconsolidated entities consists of changes in the fair value of our investments in unconsolidated entities that are held at fair value, as well as realized and unrealized gains and losses on our foreign currency swap contracts related to our unconsolidated non-U.S. investment in Principal Place. During the three months ended March 31, 2024 and 2023, there was a gain of $0.7 million and a loss of $4.1 million, respectively, from unconsolidated entities. The gain and loss were primarily due to changes in the fair value of the investment during each period.
Other Income (Expense), Net
Other income (expense), net consists of realized and unrealized gains and losses on our interest rate derivatives and income from our trading securities. During the three months ended March 31, 2024 other income increased $3.4 million to $2.2 million compared to the three months ended March 31, 2023. The increase was primarily due to a realized gain on the settlement of an interest rate derivative contracts in the current period.
Net Loss Attributable to Redeemable Non-Controlling Interests
Net loss attributable to redeemable non-controlling interests was less than $0.1 million for the three months ended March 31, 2024 and 2023. The income or loss allocable to redeemable non-controlling interests is related to interests held in the Operating Partnership by parties other than us.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses (as defined in our charter) in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended March 31, 2024, our Total Operating Expenses did not exceed the 2%/25% Limitation.

Liquidity and Capital Resources
Our primary needs for liquidity are to fund investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating expenses, to fund capital expenditures at our properties and to pay debt service on our outstanding indebtedness. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management and performance fees we pay to the Adviser (to the extent the Adviser elects to receive such fees in cash) and general corporate expenses..
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $343.0 million of liquidity as of March 31, 2024, consisting of $30.6 million of unrestricted cash and cash equivalents, $6.4 million of short-term U.S. Treasury Bonds, $181.0 million of undrawn available capacity on our Secured Credit Facility and $125.0 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-related securities, which totaled $211.4 million as of March 31, 2024.
Our portfolio remains conservatively leveraged at 48.4% as of March 31, 2024, and we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the three months ended March 31, 2024, we received $7.5 million of proceeds from the sale of shares of our common stock, including proceeds from our private offerings. In addition, during the three months ended March 31, 2024, we repurchased $50.9 million in shares of our common stock under our share repurchase plan. Since inception, we have satisfied 100% of repurchase requests.
The following table is a summary of our indebtedness as of March 31, 2024 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2024
Fixed rate loans:
Fixed rate mortgages	3.03%	February 2029	N/A	$263,720
Total fixed rate loans				263,720
Variable rate loans:
Floating rate mortgages	SOFR+1.71%	May 2027	N/A	680,410
Secured credit facility(3)	SOFR+2.00%	January 2025	$300,000	118,985
Affiliate line of credit(4)	SOFR+2.25%	November 2024	$125,000	—
Total variable rate loans				799,395
Total indebtedness				1,063,115
Deferred financing costs, net				(4,004)
Total indebtedness, net				$1,059,111

(1)	As of March 31, 2024 and December 31, 2023, SOFR was 5.33% and 5.38%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.
(3)
As of March 31, 2024, borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rentals.

(4)	Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to us or our subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Cash flows provided by operating activities	$16,106	$1,724
Cash flows provided by (used in) investing activities	45,381	(23,060)
Cash (used in) provided by financing activities	(45,368)	2,513
Net change in cash and cash equivalents and restricted cash	$16,119	$(18,823)

Cash flows provided by operating activities increased $14.4 million during the three months ended March 31, 2024 compared to the corresponding period in 2023. The increase is primarily due to $10.4 million of proceeds received in the current period from the termination of an interest rate swap contract.
Cash flows provided by (used in) investing activities increased $68.4 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. The increase is primarily due to $33.7 million of proceeds received from the sale of trading securities (net of purchases of trading securities) in the current period compared to $47.7 million of cash used in the purchase of trading securities (net of proceeds from the sale of trading securities) during the corresponding period in the prior year.
Cash flows (used in) provided by financing activities decreased $47.9 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. The decrease is due to a $25.7 million decrease in proceeds from the issuance of common stock and a $21.0 million increase in repurchases of common stock.

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
For more information on the calculation of our NAV and the valuation method used, please refer to Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of March 31, 2024 ($ and shares/units in thousands):

Components of NAV	March 31, 2024
Investments in real estate	$1,676,490
Investments in real estate-related loans and securities	228,701
Investments in unconsolidated entities	77,923
Cash and cash equivalents	30,559
Restricted cash	26,261
Other assets	22,907
Debt obligations	(1,025,028)
Accrued stockholder servicing fees(1)	(279)
Management fee payable	(969)
Dividend payable	(4,988)
Subscriptions received in advance	(11,342)
Other liabilities	(41,499)
Non-controlling interests in joint ventures	(14,754)
Net asset value	$963,982
Number of shares/units outstanding	85,652

(1)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of March 31, 2024, we have accrued under GAAP approximately $23.8 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party OP Units(2)	Total
Net asset value	$367,629	$461,212	$1,832	$—	$93,626	$38,768	$915	$963,982
Number of shares/units outstanding	32,754	40,753	160	—	8,476	3,429	80	85,652
NAV Per Share/Unit as of March 31, 2024	$11.2240	$11.3174	$11.4227	$—	$11.0461	$11.3070	$11.3070

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes the OP Units held by parties other than us.
As of March 31, 2024, no Class T shares had been issued.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2024 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.1%	5.7%
Net Lease	7.0%	6.1%
Office	9.0%	7.8%
Logistics	7.0%	5.9%

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

Input	Hypothetical Change	Rental Housing Investment Values	Net Lease Investment Values	Office Investment Values	Logistics Investment Values
Discount Rate	.25% Decrease	1.8%	2.1%	1.9%	2.0%
(weighted average)	.25% Increase	(1.8)%	(2.0)%	(1.9)%	(2.1)%
Exit Capitalization Rate	.25% Decrease	2.8%	2.9%	2.1%	2.7%
(weighted average)	.25% Increase	(2.6)%	(2.6)%	(1.9)%	(2.7)%

The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines.

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2024
Stockholders’ equity under U.S. GAAP	$762,669
Redeemable non-controlling interest	914
Total partners’ capital of Operating Partnership under GAAP	763,583
Adjustments:
Accrued stockholder servicing fee	23,553
Deferred rent	(5,893)
Advanced organizational and offering costs	9,113
Unrealized net real estate appreciation	81,232
Accumulated depreciation and amortization	92,394
NAV	$963,982

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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders and redeemable non-controlling interests. We believe it is meaningful to include redeemable non-controlling interests since it is a component of our NAV ($ in thousands):

	For the three months ended
	March 31, 2024		March 31, 2023
Net loss attributable to REIT shareholders including Redeemable non-controlling interest	$(3,311)		$(9,631)
Adjustments to arrive at FFO:
Depreciation and amortization	12,762		12,804
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(209)		(199)
FFO attributable to stockholders and redeemable non-controlling interests	9,242		2,974
Adjustments to arrive at AFFO:
Straight-line rental income	(835)		(419)
Amortization of above and below market lease intangibles, net	(139)		(269)
Amortization of deferred financing costs	784		526
Amortization of upfront derivative acquisition costs	573	—	340
Amortization of origination fees and discount	—		(27)
Amortization of restricted stock awards	81		81
Unrealized loss on investments, net(1)	58		4,643
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(29)		43
AFFO attributable to stockholders and redeemable non-controlling interests	9,735		7,892
Adjustments to arrive at FAD:
Non-cash management fee	2,995		3,679
Realized gain on sale of real estate-related loans and securities	(1,098)		135
Realized gain on financial instruments(2)	(3,615)		—
Stockholder servicing fees	(830)		(1,056)
FAD attributable to stockholders and redeemable non-controlling interests	$7,187		$10,650

(1)
Unrealized loss (gain) on investments, net relates to provisions for current estimated credit losses and mark-to-market changes on our investments in real estate-related securities, derivative contracts, and investments in unconsolidated entities reported at fair value. For the three months ended March 31, 2024 and 2023, unrealized loss (gain) on investments, net includes $1.3 million and $1.0 million, respectively, of net operating income less interest expense attributable to our unconsolidated investment in Principal Place.

(2)	Realized gain on financial instruments relates to settlements on our derivatives contracts.
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
In December 2019, we began declaring monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Each class of our common stock receives the same aggregate gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fees, management fees and performance fees, which are deducted from the monthly distribution per share.
The following table details the aggregate net distributions declared for each applicable class of common stock for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2158	$0.2158	$0.2158	$—	$0.2158	$0.2158
Stockholder servicing fee per share of common stock	(0.0245)	—	(0.0073)	—	—	—
Management fee per share of common stock	(0.0361)	(0.0364)	(0.0366)	—	(0.0356)	—
Net distributions declared per share of common stock	$0.1552	$0.1794	$0.1719	$—	$0.1802	$0.2158

(1)	We did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the three months ended March 31, 2024.
The following tables summarize our distributions declared during the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$6,215	41%	$6,823	40%
Reinvested in shares	8,912	59%	10,257	60%
Total distributions	$15,127	100%	$17,080	100%

Sources of Distributions
Cash flows from operating activities	$15,127	100%	$17,080	100%
Total sources of distributions	$15,127	100%	$17,080	100%

Cash flows from operating activities	$16,106		$1,724
Funds from Operations(1)	$9,242		$2,974
Adjusted Funds from Operations(1)	$9,735		$7,845
Funds Available for Distribution(1)	$7,187		$10,603

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2024, the outstanding principal balance of our variable rate indebtedness was $799.4 million.
Certain of our mortgage loans and other indebtedness are variable rate and indexed to the U.S. Dollar denominated Secured Overnight Financing Rate (“SOFR”). For the three months ended March 31, 2024, a 10% increase in SOFR would have resulted in increased interest expense of $0.8 million. We have executed interest rate swaps and caps with an aggregate notional amount of $625.6 million as of March 31, 2024 to hedge the risk of increasing interest rates.
Investments in Real Estate-Related Loans and Securities
As of March 31, 2024, we held $228.3 million of investments in real estate-related loans and securities. Certain of our investments are floating rate and indexed to the SOFR. As such, we are exposed to interest rate risk and our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three months ended March 31, 2024, a 10% increase or decrease in SOFR would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.2 million. We have executed interest rate swaps with an aggregate notional amount of $72.0 million as of March 31, 2024 to hedge the risk of decreasing interest rates.
We may also be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of March 31, 2024, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $21.1 million.
Foreign Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar (“USD”). We seek to manage or mitigate our exposure to the effects of currency changes by entering into derivative financial instruments to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, changes in the timing or amount of foreign currency denominated cash flows from our non-U.S. investments. As of March 31, 2024, we have one foreign currency derivative with a notional hedged amount of £62.1 million GBP.
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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

ITEM 1A.    RISK FACTORS
The following section supersedes the disclosure contained in the Prospectus under the heading “Risk Factors – Risks Related to our REIT Status and Certain Other Tax Items – Non-U.S. holders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.”
Non-U.S. holders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount of gain recognized on (or, in the case of a distribution, the amount of the distribution attributable to gains from) such disposition. Subject to certain exceptions, FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the distribution of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire time period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we fail to qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including repurchases) would be subject to tax under FIRPTA, unless (1) our shares of common stock were regularly traded on an established securities market and (2) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market. Final Treasury regulations that are effective as of April 25, 2024 (the “Final Regulations”), modify prior tax guidance relating to the determination of whether we are a domestically controlled REIT by providing a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and by treating “qualified foreign pension funds” as foreign persons. The Final Regulations further provide that domestic publicly traded partnerships, public domestic C corporations, and public regulated investment companies will be treated as look-through persons if the REIT has actual knowledge that the partnership, corporation, or regulated investment company, as applicable, is foreign controlled. The look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a domestically controlled REIT for a period of up to ten years, or until the earlier date on which the REIT undergoes a significant change in its ownership (meaning the percentage of the REIT stock held by non-look-through persons increases by more than 50% in the aggregate over the percentage of REIT stock owned by such non-look-through persons on April 24, 2024, the date the Final Regulations were issued) or the REIT acquires additional USRPIs that represent more than 20% of the aggregate fair market value of its USRPIs held on April 24, 2024, the date the Final Regulations were issued (the “Applicable Limits”). If a REIT exceeds an Applicable Limit during the ten-year period, then the look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date it exceeds such Applicable Limit. We believe we will exceed the Applicable Limits prior to the duration of the ten-year period and cannot predict when we will be subject to such look-through rule in the Final Regulations. Please consult your tax advisor.
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
The following section supersedes the first paragraph of the disclosure contained in the Prospectus under the heading “Material U.S. Federal Income Tax Considerations – Taxation of Non-U.S. Holders of Our Common Stock.”
The rules governing the U.S. federal income taxation of non-U.S. holders are complex. This section is only a summary of such rules. Final Treasury regulations that are effective as of April 25, 2024, modify prior tax guidance relating to the determination of whether we are a domestically controlled REIT. Please consult your tax advisor regarding the application and impact of such rules.
The following section supersedes the disclosure contained in the Prospectus under the heading “Material U.S. Federal Income Tax Considerations – Taxation of Non-U.S. Holders of Our Common Stock – Sales of Our Common Stock.”
Sales of Our Common Stock. Subject to the discussion below under “—Repurchases of Our Common Stock,” gain recognized by a non-U.S. holder upon the sale or exchange of our stock generally would not be subject to U.S. taxation unless:
•the investment in our common stock is effectively connected with the non-U.S. holder’s conduct of a trade or business in the United States (and, if required by an applicable income tax treaty, is attributable to a U.S. permanent establishment of the non-U.S. holder), in which case the non-U.S. holder will be subject to the same treatment as domestic holders with respect to any gain;
•the non-U.S. holder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a tax home in the United States, in which case the nonresident alien individual will be subject to a 30% tax on the individual’s net capital gains for the taxable year; or
•the non-U.S. holder is not a “qualified shareholder” or a “qualified foreign pension fund” (each as defined below) and our common stock constitutes a USRPI within the meaning of FIRPTA, as described below.
We anticipate that our common stock will constitute a USRPI within the meaning of FIRPTA unless we are a domestically controlled REIT. We will be a domestically controlled REIT if, at all times during a specified testing period, less than 50% in value of our stock is held directly or indirectly by non-U.S. holders. No assurance can be given, however, that we are or will be a domestically controlled REIT.
Final Treasury regulations that are effective as of April 25, 2024 (the “Final Regulations”), modify prior tax guidance relating to the determination of whether we are a domestically controlled REIT by providing a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and by treating “qualified foreign pension funds” as foreign persons. The Final Regulations further provide that domestic publicly traded partnerships, public domestic C corporations, and public regulated investment companies will be treated as look-through persons if the REIT has actual knowledge that the partnership, corporation, or regulated investment company, as applicable, is foreign controlled. The look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a domestically controlled REIT for a period of up to ten years, or until the earlier date on which the REIT undergoes a significant change in its ownership (meaning the percentage of the REIT stock held by non-look-through persons increases by more than 50% in the aggregate over the percentage of REIT stock owned by such non-look-through persons on April 24, 2024, the date the Final Regulations were issued) or the REIT acquires additional USRPIs that represent more than 20% of the aggregate fair market value of its USRPIs held on April 24, 2024, the date the Final Regulations were issued (the “Applicable Limits”). If a REIT exceeds an Applicable Limit during the ten-year period, then the look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date it exceeds such Applicable Limit. We believe we will exceed the Applicable Limits prior to the duration of the ten-year period and cannot predict when we will be subject to such look-through rule in the Final Regulations. Please consult your tax advisor.
Even if we were not a domestically controlled REIT, a sale of common stock by a non-U.S. holder would nevertheless not be subject to taxation under FIRPTA as a sale of a USRPI if:
•our common stock were “regularly traded” on an established securities market within the meaning of applicable Treasury regulations; and

•the non-U.S. holder did not actually, or constructively under specified attribution rules under the Code, own more than 10% of our common stock at any time during the shorter of the five-year period preceding the disposition or the holder’s holding period.
However, it is not anticipated that our common stock will be “regularly traded” on an established securities market. If gain on the sale or exchange of our common stock were subject to taxation under FIRPTA, the non-U.S. holder would be subject to regular U.S. income tax with respect to any gain in the same manner as a taxable U.S. holder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals. In such a case, under FIRPTA, the purchaser of common stock (including us, in the case of a repurchase) may be required to withhold 15% of the purchase price and remit this amount to the IRS.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
For the three months ended March 31, 2024, all equity securities that were sold and not registered under the Securities Act were previously reported on our Current Report on Form 8-K.

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
The total amount of aggregate repurchases of our common stock (excluding any Early Repurchase Deduction) is limited to no more than 2% of our aggregate NAV attributable to our stockholders per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV attributable to our stockholders per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding quarter). The monthly and quarterly repurchase limits exclude shares repurchased from the Adviser that were issued as payment of management or performance fees.
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
Pursuant to the Brookfield Repurchase Arrangement, we and the Operating Partnership will offer to repurchase shares of common stock or Class E OP Units, as applicable, from the Brookfield Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Class E OP Units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50.0 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Class E OP units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause us to repurchase its shares and Class E OP Units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of our common stock or OP Units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. Shares of our common stock or Class E OP Units held by the Brookfield Investor that were not issued as consideration for the contribution of the Brookfield Portfolio are not subject to the Brookfield Repurchase Arrangement, but may be redeemed, in whole or in part, for cash upon the request of the Brookfield Investor, subject to the limitations of our share purchase plan. For the three months ended March 31, 2024, we and the Operating Partnership did not repurchase any shares or OP Units as part of the Brookfield Repurchase Arrangement.
During the three months ended March 31, 2024, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding(2)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
January 2024	1,568,146	1.76%	$11.6876	1,568,146	—
February 2024	1,554,826	1.76%	$11.6752	1,554,826	—
March 2024(4)	1,546,668	1.77%	$11.3402	1,276,756	—
Total	4,669,640			4,399,728

(1)	Repurchases are limited under the share repurchase plan as described above.
(2)
Includes shares repurchased outside of the share repurchase plan. For purposes of calculating the monthly and quarterly limits under our share repurchase plan, repurchases as a percentage of aggregate NAV were 1.76%, 1.78% and 1.46% for the months of January 2024, February 2024 and March 2024, respectively, and 4.91% for the calendar quarter ended March 31, 2024.

(3)	All repurchase requests under our share repurchase plan were satisfied during the period.
(4)	Includes 269,912 Class I shares repurchased from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.

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

Brookfield Real Estate Income Trust Inc.

May 13, 2024	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

May 13, 2024	/s/ Dana E. Petitto
Date	Dana E. Petitto
Chief Operating Officer

May 13, 2024	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Financial Officer
(Principal Financial and Accounting Officer)