Form 10-Q
period 2024-06-30
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2024-08-13
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
As of July 31, 2024, the registrant had the following shares outstanding: 40,769,954 Class I shares, par value $0.01 per share, 29,364,871 Class S shares, par value $0.01 per share, 160,631 Class D shares, par value $0.01 per share, 8,475,900 Class C shares, no par value per share, and 3,426,925 Class E shares, no par value per share.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	June 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$1,668,545	$1,525,156
Investments in real estate-related loans and securities, net	120,818	240,108
Investments in unconsolidated entities	81,034	78,569
Intangible assets, net	41,536	41,459
Cash and cash equivalents	13,053	24,272
Restricted cash	32,557	16,429
Accounts and other receivables, net	9,174	10,794
Other assets	24,352	53,120
Total Assets	$1,991,069	$1,989,907
Liabilities and Equity
Mortgage loans, secured term loan and secured credit facility, net	$1,149,358	$1,058,343
Due to affiliates	37,841	43,971
Intangible liabilities, net	25,454	26,127
Accounts payable, accrued expenses and other liabilities	42,562	39,224
Subscriptions received in advance	17,531	3,003
Total Liabilities	1,272,746	1,170,668
Commitments and contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	923	933
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 30,042 and 34,244 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	300	342
Common stock - Class I shares, $0.01 par value per share, 250,000 shares authorized; 40,708 and 41,504 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	407	415
Common stock - Class T shares, $0.01 par value per share, 225,000 shares authorized; no shares issued nor outstanding as of June 30, 2024 and December 31, 2023.	—	—
Common stock - Class D shares, $0.01 par value per share, 100,000 shares authorized; 160 and 148 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	2	1
Common stock - Class C shares, no par value per share, 100,000 shares authorized; 8,476 and 9,347 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	74	83
Common stock - Class E shares, no par value per share, 100,000 shares authorized; 3,411 and 3,353 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	965,258	1,028,028
Accumulated deficit	(254,028)	(213,960)
Total Stockholders’ Equity	712,013	814,909
Non-controlling interests attributable to third party joint ventures	4,637	3,022
Non-controlling interests attributable to preferred stockholders	750	375
Total Equity	717,400	818,306
Total Liabilities and Stockholders’ Equity	$1,991,069	$1,989,907

See accompanying notes to consolidated financial statements.

The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary ($ in thousands):

	June 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$310,581	$199,136
Intangible assets, net	5,974	5,398
Cash and cash equivalents	3,023	1,374
Restricted cash	10,634	10,761
Accounts and other receivables, net	2,964	2,274
Other assets	1,843	2,651
Total Assets	$335,019	$221,594

Liabilities
Mortgage loans, net	$242,627	$178,458
Due to affiliates	20	—
Intangible liabilities, net	15	18
Accounts payable, accrued expenses and other liabilities	7,097	6,362
Total Liabilities	$249,759	$184,838

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental revenues	$32,193	$33,502	$63,049	$63,975
Other revenues	3,333	3,646	5,690	6,205
Total revenues	35,526	37,148	68,739	70,180
Expenses
Rental property operating	13,262	14,880	25,636	26,608
General and administrative	1,570	2,229	3,783	4,545
Management fee	2,833	3,579	5,828	7,257
Depreciation and amortization	14,337	12,765	27,098	25,569
Total expenses	32,002	33,453	62,345	63,979
Other income (expense)
Income from real estate-related loans and securities	3,311	3,841	10,369	10,844
Interest expense	(17,001)	(14,498)	(33,327)	(28,430)
Gain (loss) from unconsolidated entities	2,991	1,649	3,724	(2,404)
Other income, net	30	6,512	2,184	5,248
Total other income (expense)	(10,669)	(2,496)	(17,050)	(14,742)
Net (loss) income	$(7,145)	$1,199	$(10,656)	$(8,541)
Net loss (income) attributable to non-controlling interests in third party joint ventures	$230	$(67)	$433	$42
Net income attributable to non-controlling interests - preferred stockholders	(65)	(45)	(65)	(45)
Net loss (income) attributable to redeemable non-controlling interests	7	(2)	10	6
Net (loss) income attributable to stockholders	$(6,973)	$1,085	$(10,278)	$(8,538)
Per common share data:
Net (loss) income per share of common stock - basic and diluted	$(0.08)	$0.01	$(0.12)	$(0.09)
Weighted average number of shares outstanding - basic and diluted	85,462	94,231	86,806	94,120

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Three months ended June 30, 2024
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at March 31, 2024	$408	$327	$74	$—	$2	$994,255	$(232,397)	$762,669	$2,977	$750	$766,396
Common stock issued	14	2	—	—	—	17,084	—	17,100	—	—	17,100
Stock-based compensation	—	—	—	—	—	58	—	58	—	—	58
Distribution reinvestment	4	2	—	—	—	8,710	—	8,716	—	—	8,716
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,890	—	1,890
Distributions	—	—	—	—	—	—	(14,651)	(14,651)	—	(65)	(14,716)
Common stock repurchased	(19)	(31)	—	—	—	(56,953)	—	(57,003)	—	—	(57,003)
Offering costs	—	—	—	—	—	2,119	—	2,119	—	—	2,119
Net (loss) income	—	—	—	—	—	—	(6,980)	(6,980)	(230)	65	(7,145)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(15)	—	(15)	—	—	(15)
Balance at June 30, 2024	$407	$300	$74	$—	$2	$965,258	$(254,028)	$712,013	$4,637	$750	$717,400

Three months ended June 30, 2023
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at March 31, 2023	$422	$369	$94	$—	$1	$1,066,521	$(127,453)	$939,954	$3,979	$375	$944,308
Common stock issued	21	8	—	—	—	45,603	—	45,632	—	—	45,632
Stock-based compensation	—	—	—	—	—	96	—	96	—	—	96
Distribution reinvestment	4	2	—	—	—	9,355	—	9,361	—	—	9,361
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	87	—	87
Distributions	—	—	—	—	—	—	(16,076)	(16,076)	(6)	(45)	(16,127)
Common stock repurchased	(24)	(15)	—	—	—	(51,979)	—	(52,018)	—	—	(52,018)
Offering costs	—	—	—	—	—	(75)	—	(75)	—	—	(75)
Net income	—	—	—	—	—	—	1,087	1,087	67	45	1,199
Allocation to redeemable non-controlling interests	—	—	—	—	—	14	—	14	—	—	14
Balance at June 30, 2023	$423	$364	$94	$—	$1	$1,069,535	$(142,442)	$927,975	$4,127	$375	$932,477

See accompanying notes to financial statements

Six Months Ended June 30, 2024
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2023	$415	$342	$83	$—	$1	$1,028,028	$(213,960)	$814,909	$3,022	$375	$818,306
Common stock issued	19	5	—	—	1	27,714	—	27,739	—	—	27,739
Preferred equity issued										375	375
Stock-based compensation	—	—	—	—	—	139	—	139	—	—	139
Distribution reinvestment	9	4	—	—	—	17,615	—	17,628	—	—	17,628
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,048		2,048
Distributions	—	—	—	—	—	—	(29,780)	(29,780)	—	(65)	(29,845)
Common stock repurchased	(36)	(51)	(9)	—	—	(110,927)	—	(111,023)	—	—	(111,023)
Offering costs	—	—	—	—	—	2,689	—	2,689	—	—	2,689
Net (loss) income	—	—	—	—	—	—	(10,288)	(10,288)	(433)	65	(10,656)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2024	$407	$300	$74	$—	$2	$965,258	$(254,028)	$712,013	$4,637	$750	$717,400

Six Months Ended June 30, 2023
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2022	$424	$367	$94	$—	$—	$1,063,079	$(100,750)	$963,214	$4,071	$375	$967,660
Common stock issued	39	23	—	—	1	94,323	—	94,386	—	—	94,386
Stock-based compensation	—	—	—	—	—	177	—	177	—	—	177
Distribution reinvestment	8	5	—	—	—	19,569	—	19,582	—	—	19,582
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	104	—	104
Distributions	—	—	—	—	—	—	(33,148)	(33,148)	(6)	(45)	(33,199)
Common stock repurchased	(48)	(31)	—	—	—	(106,645)	—	(106,724)	—	—	(106,724)
Offering costs	—	—	—	—	—	(990)	—	(990)	—	—	(990)
Net (loss) income	—	—	—	—	—	—	(8,544)	(8,544)	(42)	45	(8,541)
Allocation to redeemable non-controlling interests	—	—	—	—	—	22	—	22	—	—	22
Balance at June 30, 2023	$423	$364	$94	$—	$1	$1,069,535	$(142,442)	$927,975	$4,127	$375	$932,477

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,656)	$(8,541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,098	25,569
Management fees	5,828	7,257
Amortization of above and below market leases and lease inducements	(377)	(538)
Amortization of restricted stock grants	161	177
Amortization of deferred financing costs	1,591	1,590
Amortization of upfront derivative acquisition costs	1,004	911
Provision for current expected credit losses	(230)	1,300
Amortization of origination fees and discount	—	(49)
Paid-in-kind interest	(422)	—
Realized gain on sale of derivatives	(3,615)	—
Realized gain on investments in real estate-related loans and securities	(4,255)	(504)
Unrealized loss (gain) on investments	680	(1,567)
Distributions of earnings from unconsolidated entities	764	2,333
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(1,082)	(423)
Upfront derivative acquisition costs	(369)	(8,781)
Proceeds from settlement of derivative contracts	10,350	—
Increase in other assets	(600)	(222)
Decrease (increase) in accounts and other receivables	1,136	(929)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	655	(2,327)
Increase in due to affiliates	349	1,846
Net cash provided by operating activities	28,010	17,102

Cash flows from investing activities
Acquisitions of real estate	(162,990)	(1,883)
Purchase of real estate-related loans and securities	(15,871)	(49,160)
Proceeds from sale of real estate-related loans and securities	130,620	62,600
Proceeds from principal repayments of real estate-related loans and securities	6,588	7,971
Capital improvements to real estate	(2,368)	(3,568)
Purchase of trading securities	(139,979)	(156,771)
Proceeds from sale of trading securities	161,276	143,847
Net cash (used in) provided by investing activities	(22,724)	3,036

Cash flows from financing activities:
Borrowings from mortgage loans	65,000	—
Borrowings from secured credit facility	25,500	—
Repayment of mortgage loans	(27)	—
Payment of deferred financing costs	(1,048)	(25)
Proceeds from issuance of common stock	18,765	72,318
Proceeds from issuance of preferred equity	375	—
Repurchases of common stock	(112,716)	(93,348)
Subscriptions received in advance	17,531	3,804
Payment of organizational and offering costs	(3,289)	(3,496)
Distributions to non-controlling interests	—	(6)
Contributions from non-controlling interests	2,048	104
Distributions	(12,451)	(13,513)
Distributions to non-controlling interests attributable to preferred stockholders	(65)	(45)
Net cash used in financing activities	(377)	(34,207)

Net change in cash and cash-equivalents and restricted cash	4,909	(14,069)
Cash and cash-equivalents and restricted cash, beginning of period	40,701	79,999
Cash and cash-equivalents and restricted cash, end of period	$45,610	$65,930

See accompanying notes to financial statements.

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$13,053	$49,561
Restricted cash	32,557	16,369
Total cash and cash equivalents and restricted cash	$45,610	$65,930

Supplemental disclosures:
Interest paid	$32,216	$27,723
Non-cash investing and financing activities:
Accrued distributions	$(292)	$101
Accrued stockholder servicing fee due to affiliate	$(2,998)	$571
Accrued offering costs	$110	$245
Accrued capital improvements	$(14)	$31
Accrued repurchases of common stock in accounts payable	$(1,297)	$9,784
Accrued repurchases of common stock in due to affiliates	$(395)	$3,591

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Organization and Business Purpose
Brookfield Real Estate Income Trust Inc. (the “Company”) was formed on July 27, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019. The Company invests primarily in well-located, high-quality real estate properties that generate strong current cash flow and could further appreciate in value through proactive, best-in-class asset management. To a lesser extent, the Company invests in real estate-related debt investments, including real estate-related loans and real estate-related securities. Brookfield REIT OP GP LLC, a wholly owned subsidiary of the Company, is the sole general partner of Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”). Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Ltd. (together with its affiliates, “Brookfield”). Prior to November 2, 2021, the Company was externally managed by Oaktree Fund Advisors, LLC (the “Oaktree Adviser” or the “Sub-Adviser”), an affiliate of Oaktree Capital Management, L.P. (“Oaktree”). Brookfield holds a majority stake in Oaktree. The Company and the Adviser have engaged the Sub-Adviser to select and manage certain of the Company’s liquid assets.
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
As of June 30, 2024, the Company owned 20 investments in real estate, two investments in unconsolidated real estate ventures, three investments in real estate-related loans, and 48 investments in real estate-related debt securities. The Company currently operates in five reportable segments: rental housing, net lease, office, logistics, and real estate-related loans and securities. Financial results by segment are reported in Note 14.

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
Certain amounts in the Company’s prior period Consolidated Statements of Operations have been reclassified to conform to the current period presentation. For the three and six months ended June 30, 2023, $1.3 million and $0.3 million, respectively, of unrealized losses related to changes in the fair value of the Company’s investments in real estate-related securities has been reclassified from Unrealized (loss) gain on investments, net to Income from real estate-related loans and securities to conform to the current period presentation. For the three and six months ended June 30, 2023, $0.0 million of realized gains and $0.2 million of realized losses, respectively, related to sales of investments in real estate-related loans and securities has been reclassified from Realized gain on real estate investments, net to Income from real estate-related loans and securities to conform with the current period presentation. For the three and six months ended June 30, 2023, $1.6 million of unrealized gains and $2.5 million of unrealized losses, respectively, related to changes in the fair value of the Company’s investments in unconsolidated entities has been reclassified from Unrealized (loss) gain on investments, net to Gain (loss) from unconsolidated entities to conform with the current period presentation. For the three and six months ended June 30, 2023, $0.0 million and $0.1 million, respectively, of realized gains related the Company’s foreign currency swap have been reclassified from Realized gain on financial instruments to Gain (loss) from unconsolidated entities to conform with the current period presentation. For the three and six months ended June 30, 2023, $0.1 million and $0.0 million, respectively, of unrealized gains related the Company’s foreign currency swap have been reclassified from Unrealized (loss) gain on investments, net to Gain (loss) from unconsolidated entities to conform with the current period presentation. For the three and six months ended June 30, 2023, $5.8 million and $4.3 million, respectively, of unrealized gains related to changes in the fair value of the Company’s interest rate derivatives have been reclassified from Unrealized (loss) gain on investments, net to Other income, net to conform with the current period presentation. For the three and six months ended June 30, 2023, $0.7 million and $0.8 million, respectively, of net realized gains related to trading securities has been reclassified from Realized gain on real estate investments, net and Unrealized (loss) gain on investments, net to Other income, net to conform with the current period presentation. For the three and six months ended June 30, 2023, $0.1 million and $0.1 million, respectively, of interest income related to operating properties has been reclassified from Income from real estate-related loans and securities to Other income, net to conform with the current period presentation.

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2024.
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
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of June 30, 2024 and December 31, 2023.
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
The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. In making this determination, the Company considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue. The Company will recognize revenue from such leases prospectively, based on actual amounts received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance. As of June 30, 2024 and December 31, 2023, the allowance for doubtful accounts was approximately $0.7 million and $1.0 million, respectively. These amounts are included in Accounts and other receivables on the Company’s Consolidated Balance Sheets.
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
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. During the three and six months ended June 30, 2024, income from trading securities was $0.3 million and $0.5 million, respectively. During the three and six months ended June 30, 2023, income from trading securities was $0.7 million and $0.8 million, respectively.
Foreign Currency
In the normal course of business, the Company makes investments in real estate outside the United States through subsidiaries that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations as a component of Gain (loss) from unconsolidated entities on the Company’s Consolidated Statements of Operations.

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
The Company recognizes all derivatives as either assets or liabilities in the accompanying Consolidated Balance Sheets and measures those instruments at fair value. Realized and unrealized gains or losses on the Company’s interest rate swaps and caps are recorded in current-period earnings as a component of Other income, net on the Company’s Consolidated Statements of Operations. The Company recognized $0.3 million of net losses and $1.5 million of net gains during the three and six months ended June 30, 2024, respectively. The Company recognized $5.8 million and $4.3 million of net gains during the three and six months ended June 30, 2023, respectively. Realized and unrealized gains or losses on foreign currency derivatives are related to the Company’s unconsolidated non-U.S investment and are recorded as a Gain (loss) from unconsolidated entities on the Company’s Consolidated Statements of Operations. The Company recognized $0.1 million of net losses and $0.5 million of net gains on its foreign currency swap contracts during the three and six months ended June 30, 2024, respectively. The Company recognized $2.2 million and $3.8 million of net losses on its foreign currency swap contracts during the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, the Company’s derivative instruments consisted of the following ($ and £ in thousands):

	Number of Instruments	Notional Amount	Weighted Average Strike Rate	Weighted Average Maturity (years)
Interest Rate Swaps	1	$33,800	0.6%	0.1
Interest Rate Caps	5	$591,810	5.7%	0.6
Foreign Currency Swap Contracts(1)	1	£62,100	N/A	1.1

(1)	The Company’s foreign currency swap matured in August 2024, at which time the Company entered into a new foreign currency swap contract with a one-year term for the same notional amount.
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
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$—	$85,453	$18,390	$103,843	$—	$223,605	$—	$223,605
Investments in unconsolidated entities	—	—	81,034	81,034	—	—	78,569	78,569
Trading securities	—	18,972	—	18,972	—	39,824	—	39,824
Derivatives	—	1,647	—	1,647	—	10,657	—	10,657
Total	$—	$106,072	$99,424	$205,496	$—	$274,086	$78,569	$352,655
Liabilities:
Interest rate swaps related to investments in real estate-related securities	$—	$180	$—	$180	$—	$—	$—	$—
Total	$—	$180	$—	$180	$—	$—	$—	$—

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in real estate-related securities	Investments in unconsolidated entities	Total Assets
Balance as of December 31, 2023	$—	$78,569	$78,569
Transfer into Level 3	19,283	—	19,283
Distributions of earnings from unconsolidated entities	—	(764)	(764)
Unrealized (loss) gain	(893)	3,770	2,877
Loss on foreign currency translation	—	(541)	(541)
Balance as of June 30, 2024	$18,390	$81,034	$99,424

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Average	Impact to Valuation from an Increase in Input
Investments in real estate-related securities	$18,390	Discounted cash flow	Discount rate	13.4%	Decrease
Investments in unconsolidated entities	$81,034	Discounted cash flow	Discount rate	6.3%	Decrease
			Exit capitalization rate	5.2%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Average	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$78,569	Discounted cash flow	Discount rate	5.8%	Decrease
			Exit capitalization rate	4.8%	Decrease
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
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of June 30, 2024, the fair value of the Company’s mortgage loans and other indebtedness was approximately $39.7 million below the outstanding principal balance.
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
The Company has formed wholly-owned subsidiaries that are taxed as taxable REIT subsidiaries (“TRSs”) that are subject to taxation at the federal, state and local levels, as applicable, at regular corporate tax rates. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business. For the three and six months ended June 30, 2024, the Company recognized income tax expense of $0.0 million and $0.4 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company recognized income tax benefit and expense of $0.1 million and $0.2 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of Operations.

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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three and six months ended June 30, 2024 and 2023, there were no dilutive participating securities.
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

3. Investments in Real Estate
As of June 30, 2024 and December 31, 2023, the Company’s investments in real estate, net, consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Building and building improvements	$1,419,355	$1,304,336
Land and land improvements	296,165	262,323
Tenant improvements	30,199	35,877
Furniture, fixtures and equipment	42,461	29,071
Total	1,788,180	1,631,607
Accumulated depreciation	(119,635)	(106,451)
Investments in real estate, net	$1,668,545	$1,525,156

Acquisitions
During the six months ended June 30, 2024, the Company acquired $167.9 million of investments in real estate, comprised of 181 single-family rental properties and one student housing property, which are included in the Company’s rental housing segment.
During the year ended December 31, 2023, the Company acquired $1.7 million of real estate investments, comprised of six single-family rental properties, which are included in the Company’s rental housing segment.
The following table provides further details of the properties acquired during the six months ended June 30, 2024 and year ended December 31, 2023 ($ in thousands):

Investment	Ownership Interest	Location	Segment	Acquisition Date	Units	Purchase Price(1)
Single-Family Rentals	100%	Various	Rental Housing	Various 2023	6	$1,681
Single-Family Rentals	100%	Various	Rental Housing	Various 2024	181	50,448
Reflection	97%	Atlanta, GA	Rental Housing	June 2024	741	117,408
Total						$169,537

(1)	Purchase price is inclusive of closing costs.
The following table summarizes the purchase price allocation of the properties acquired during the six months ended June 30, 2024 and year ended December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Building and building improvements	$114,073	$1,418
Land and land improvements	36,503	263
Tenant improvements	115	—
Furniture, fixtures and equipment	13,933	—
In-place lease intangibles	3,171	—
Lease origination costs	61	—
Total purchase price(1)	$167,856	$1,681

(1)	Purchase price is inclusive of closing costs.

4. Investments in Unconsolidated Entities
The Company holds two investments in unconsolidated joint ventures that it has elected to account for using the FVO, as the Company’s ownership interests in the joint ventures do not meet the requirements for consolidation.
On December 15, 2023, the Company acquired a 2% equity interest in The Avery, a condo and multifamily property located in San Francisco, California, through an indirect interest in a joint venture that owns the property. The Company did not pay any consideration for its interest, which was granted to the Company by the borrower on the Company’s investments in The Avery Senior Loan and The Avery Mezzanine Loan. As of June 30, 2024 and December 31, 2023, the fair value of the Company’s equity interest in The Avery was zero.
The Company holds a 20% interest in Principal Place, a net lease property located in London, United Kingdom, through an indirect interest in the joint venture that owns the property. As of June 30, 2024 and December 31, 2023, the fair value of the Company’s interest in Principal Place was $81.0 million and $78.6 million, respectively.
The following tables provide summarized financial information of the joint venture that owns Principal Place as of and for the periods set forth below ($ in thousands):

	As of June 30, 2024	As of December 31, 2023
Total Assets	$1,028,300	$1,042,957
Total Liabilities	627,446	634,183
Total Equity	$400,854	$408,774

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Revenues	$12,455	$12,010	$24,936	$23,483
Total Expenses	12,904	13,949	26,201	26,786
Net Loss	$(449)	$(1,939)	$(1,265)	$(3,303)

5. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$33,860	$32,513
Lease origination costs	13,677	14,203
Lease inducements	2,208	2,690
Tax intangibles	5,249	5,249
Above-market lease intangibles	114	114
Total intangible assets	55,108	54,769
Accumulated amortization:
In-place lease intangibles	(7,121)	(6,644)
Lease origination costs	(4,093)	(4,188)
Lease inducements	(637)	(1,101)
Tax intangibles	(1,676)	(1,340)
Above-market lease intangibles	(45)	(37)
Total accumulated amortization	(13,572)	(13,310)
Intangible assets, net	$41,536	$41,459

Intangible liabilities:
Below-market lease intangibles	$(28,909)	$(28,919)
Accumulated amortization	3,455	2,792
Intangible liabilities, net	$(25,454)	$(26,127)

The weighted average amortization periods of the Company’s intangible assets is 174 months and intangible liabilities is 266 months.
As of June 30, 2024, the estimated future amortization of the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2024 (remaining)	$2,960	$10	$1,481	$(672)
2025	1,782	18	2,366	(1,340)
2026	1,629	18	2,139	(1,332)
2027	1,521	7	2,039	(1,327)
2028	1,436	5	1,604	(1,327)
2029	1,322	5	1,352	(1,327)
Thereafter	16,089	6	3,747	(18,129)
Total	$26,739	$69	$14,728	$(25,454)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Real estate-related securities	$103,843	$223,605
Real estate-related loans	17,155	16,503
Interest rate swaps	(180)	—
Total investments in real estate-related loans and securities	$120,818	$240,108

The following tables detail the Company’s real estate-related loan investments as of June 30, 2024 and December 31, 2023 ($ in thousands):

					June 30, 2024
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Allowance Adjustment	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	SOFR+8.15%	June 2026	Principal due at maturity	$10,000	$—	$10,000
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	7,221	(1,482)	5,739
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	1,749	(332)	1,416
Total					$18,970	$(1,814)	$17,155

					December 31, 2023
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Allowance Adjustment	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	SOFR+8.15%	June 2026	Principal due at maturity	$10,000	$—	$10,000
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	6,878	(1,670)	5,208
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	1,669	(374)	1,295
Total					$18,547	$(2,044)	$16,503
`

(1)	As of June 30, 2024 and December 31, 2023, SOFR was 5.34% and 5.38%, respectively.
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

For the three months ended June 30, 2024 the Company recognized no credit loss allowance adjustment. For the six months ended June 30, 2024, the Company recognized $0.2 million as an allowance recovery for estimated credit loss, which is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. The allowance recovery is related to The Avery Senior Loan and The Avery Mezzanine Loan and is based on the expected timing of loan repayments, forecasted cash flows from the underlying collateral, and the current macroeconomic environment. The Company estimates its credit loss allowance primarily using the discounted cash flow method based on projected future principal cash flows for each individual loan. For the year ended December 31, 2023 the Company recognized $2.0 million as an allowance adjustment for estimated credit loss. There have been no write-offs related to the Company’s investments in real estate-related loans.

The Company’s investments in real estate-related securities consist of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and interest rate swap contracts related to its investments in real estate-related securities.
The following tables detail the Company’s investments in real estate-related securities as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	13	SOFR+3.79%	March 2026	$47,945	$44,182	$44,123
CMBS - fixed	7	4.62%	November 2026	36,413	32,384	22,638
RMBS - fixed	28	5.37%	August 2026	38,059	37,091	37,082
Interest rate swaps	3	4.46%	July 2026	—	—	(180)
Total	51	6.62%(3)	July 2026	$122,417	$113,657	$103,663

	December 31, 2023
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	29	SOFR+3.64%	November 2025	$149,282	$141,971	$143,423
CMBS - fixed	7	4.26%	April 2026	37,913	33,413	24,322
RMBS - floating	6	SOFR+1.58%	October 2024	10,752	10,757	10,765
RMBS - fixed	30	4.71%	July 2026	46,611	45,105	45,095
Total	72	7.37%	January 2026	$244,558	$231,246	$223,605

(1)	As of June 30, 2024 and December 31, 2023, SOFR was equal to 5.34% and 5.38%, respectively.
(2)	Weighted average maturity date is based on the fully extended maturity date of the investments.
(3)	Total weighted average coupon is calculated on CMBS and RMBS and excludes interest rate swaps.
During the three and six months ended June 30, 2024, the Company recorded net losses of $0.4 million and net gains of $1.4 million, respectively, on its investments in real estate-related securities. During the three and six months ended June 30, 2023, the Company recorded net losses on its investments in real estate-related securities of $1.2 million and $0.6 million, respectively. Such amounts are recorded as components of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
Certain of the Company’s investments in real estate-related securities are floating rate and indexed to SOFR. As such, the Company is exposed to interest rate risk and net income will increase or decrease depending on interest rate movements. The Company seeks to manage this risk by entering into interest rate swap contracts related to its investments in real estate-related securities. As of June 30, 2024, the Company had three interest rate swap contracts related to its investments in real estate-related securities with an aggregate notional amount of $72.0 million and a weighted average strike rate of 4.46%. The Company did not have any interest rate swap contracts related to its investments in real estate-related securities as of December 31, 2023. Interest paid or received by the Company related to such instruments is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. The Company measures its interest rate swap contracts at fair value and records the value of such instruments as a component of Investments in real estate-related loans and securities, net in its Consolidated Balance Sheets and any realized and unrealized gains or losses as a component of Income from real estate-related loans and securities on its Consolidated Statements of Operations.

7. Accounts and Other Receivables and Other Assets
The following tables summarize the components of Accounts and other receivables, net and Other assets as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Straight-line rent receivables	$6,685	$5,058
Accounts receivable, net	1,805	4,700
Interest receivable	684	1,036
Total accounts and other receivables, net	$9,174	$10,794

	June 30, 2024	December 31, 2023
Trading securities	$18,972	$39,824
Prepaid expenses	2,817	2,170
Derivative instruments	1,647	10,657
Other	916	469
Total other assets	$24,352	$53,120

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of Accounts payable, accrued expenses and other liabilities as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$12,574	7,547
Stock repurchases payable	12,601	$13,898
Real estate taxes payable	5,166	3,665
Distributions payable	4,840	5,132
Tenant security deposits	4,008	3,400
Accrued interest expense	2,497	4,204
Prepaid rent	876	1,378
Total accounts payable, accrued expenses and other liabilities	$42,562	$39,224

9. Mortgage Loans and Secured Credit Facility
The following table summarizes the components of total indebtedness, net as of June 30, 2024 and December 31, 2023 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2024	December 31, 2023
Fixed rate loans:
Fixed rate mortgages	3.77%	December 2028	N/A	$328,720	$263,720
Total fixed rate loans				328,720	263,720
Variable rate loans:
Floating rate mortgages	SOFR+1.71%	May 2027	N/A	680,383	680,410
Secured credit facility(3)	SOFR+2.00%	January 2025	$300,000	144,485	118,985
Affiliate line of credit(4)	SOFR+2.25%	November 2024	$125,000	—	—
Total variable rate loans				824,868	799,395
Total indebtedness				1,153,588	1,063,115
Deferred financing costs, net				(4,230)	(4,772)
Total indebtedness, net				$1,149,358	$1,058,343

(1)	As of June 30, 2024 and December 31, 2023, SOFR was 5.34% and 5.38%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
(3)
As of June 30, 2024 borrowings on the Secured Credit Facility (defined below) were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rentals. As of December 31, 2023 borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rentals.

(4)
Borrowings under the Affiliate Line of Credit (defined below) bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of June 30, 2024 ($ in thousands):

Year	Amount
2024 (remaining)	$62,283
2025	171,503
2026	49,989
2027	454,208
2028	118,034
2029	254,696
Thereafter	42,875
Total	$1,153,588
The mortgage loans and Secured Credit Facility are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of June 30, 2024, the Company is in compliance with all of its loan covenants that could result in a default under such agreements. At Two Liberty Center, cash flows from the property are currently held in a restricted cash account due to a debt service coverage ratio requirement.
Mortgage Loans
During the six months ended June 30, 2024 the Company obtained a $65.0 million fixed rate mortgage loan related to the acquisition of a property, which was subject to customary terms and conditions. During the year ended December 31, 2023, the Company did not obtain any new mortgage loans but received $0.9 million of additional borrowings on an existing mortgage loan during the year ended December 31, 2023. During the six months ended June 30, 2024 and year ended December 31, 2023 the Company did not repay any mortgage loans.

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
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the “Affiliate Line of Credit”), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The Affiliate Line of Credit had an initial maturity date of November 2, 2022, with one-year extension options subject to the lender’s approval. Effective November 2, 2022, the maturity date was extended to November 2, 2023, and the interest rate benchmark was converted from LIBOR to SOFR. Effective November 2, 2023, the maturity date of the Affiliate Line of Credit was extended for another 12 months to November 2, 2024. As of June 30, 2024 and December 31, 2023, there were no outstanding borrowings on the Affiliate Line of Credit.

10. Related Party Transactions
Advisory Agreement
Pursuant to the advisory agreement among the Adviser, the Operating Partnership and the Company (the “Advisory Agreement”), the Adviser is entitled to an annual management fee equal to 1.25% of the Company’s NAV on its Class C, Class D, Class I, Class S and Class T shares of common stock (no management fee is paid on the Class E shares), payable monthly, as compensation for the services it provides to the Company. The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock. To date, the Adviser has elected to receive the management fee in Class I and Class E shares of the Company’s common stock. During the three and six months ended June 30, 2024, management fees earned by the Adviser were $2.8 million and $5.8 million, respectively. During the three and six months ended June 30, 2023, management fees earned by the Adviser were $3.6 million and $7.3 million, respectively.
During the six months ended June 30, 2024, the Company issued 594,307 unregistered Class I shares of common stock to the Adviser for the payment of management fees earned from December 2023 through May 2024. The Company also had an accrued payable of $0.9 million related to the management fee as of June 30, 2024, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During July 2024, the Adviser was issued 82,325 unregistered Class I shares as payment for the $0.9 million management fee accrued as of June 30, 2024.
The Adviser is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and Class T shares of common stock (no performance fee is paid on the Class E shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or units of the Operating Partnership. During the three and six months ended June 30, 2024 and 2023, the Company accrued no performance fees in the Company’s Consolidated Statements of Operations.
Repurchase of Adviser Shares
During the six months ended June 30, 2024, the Company repurchased 532,352 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $6.0 million. During the six months ended June 30, 2023, the Company repurchased 1,039,789 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $13.6 million.
Sub-Adviser Agreement
The Company and the Adviser have engaged the Sub-Adviser to select and manage certain of the Company’s liquid assets (cash, cash equivalents, other short-term investments, U.S. government securities, agency securities, corporate debt, liquid real estate-related, equity or debt securities, private debt investments and other investments for which there is reasonable liquidity) (the “Investment Sleeve”) in accordance with, and subject to, the Company’s investment objectives, strategy, guidelines, policies and limitations pursuant to a sub-advisory agreement among the Company, the Adviser, the Operating Partnership and the Sub-Adviser (the “Sub-Advisory Agreement”).
The Sub-Adviser earns management and performance fees pursuant to the terms of the Sub-Advisory Agreement. These fees are paid by the Adviser out of the management and performance fees earned by the Adviser; therefore, no management or performance fees related to the Sub-Advisory Agreement have been recognized in the Company’s Consolidated Statements of Operations.
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
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Class E units of the Operating Partnership (“OP Units”) in connection with its contribution of certain properties on November 2, 2021 (the “Brookfield Portfolio”). The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Class E OP Units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Class E OP Units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50.0 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Class E OP Units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause the Company to repurchase its shares and Class E OP Units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of common stock or OP Units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. During the six months ended June 30, 2024, the Company and the Operating Partnership did not repurchase any shares or Class E OP Units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement.

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
The Company has engaged Brookfield Properties, a Brookfield affiliate, to provide operational services (including, without limitation, property management, leasing, and construction management) and corporate support services (including, without limitation, accounting and administrative services) for the Company and certain of its properties. The Company has also engaged Maymont Homes, a Brookfield affiliate, to provide operational services (including, without limitation, property management, renovation, leasing, and turnover and maintenance oversight) for the Company’s single-family rental properties.
The Company also reimburses Brookfield Properties, Maymont Homes and other Brookfield affiliates for corporate support and operating personnel expenses, including, but not limited to, employees who provide on-site maintenance, leasing, administrative and operational support services. Such employees may be fully dedicated or a shared resource amongst other investments. Employees’ compensation and expenses continue to be an expense of the affiliate, and if they are a shared resource, the affiliate allocates such expense to the Company according to their policies and procedures. Personnel expenses may include IT costs, HR support (i.e. payroll and benefits), rent and office services, basic financial services (i.e., account receivables, bank account administration), professional development, travel, professional fees and similar expenses.
The following table summarizes the Company’s affiliate service provider expenses for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Property management fees(1)	$830	$714	$1,585	$1,432
Single-family rental leasing, maintenance and turnover oversight fees(1)	200	189	316	278
Capitalized construction management fees(2)	22	23	42	36
Capitalized single-family rental renovation oversight fees(2)	1	10	1	32
Reimbursed personnel costs(3)	2,010	1,711	3,687	3,313
Total	$3,063	$2,647	$5,631	$5,091

(1)	Included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company’s Consolidated Balance Sheets.
(3)
For the three and six months ended June 30, 2024, $1.7 million and $3.1 million, respectively, included in Rental property operating expenses and $0.3 million and $0.6 million, respectively, included in General and administrative expenses on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2023, $1.5 million and $2.8 million, included in Rental property operating expenses and $0.2 million and $0.5 million included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

Captive Insurance Company
BPG Bermuda Insurance Limited (“BAM Insurance Captive”), a Brookfield affiliate, provides property and liability insurance for certain of the Company’s properties. For the three and six months ended June 30, 2024, the Company incurred an insignificant amount for insurance premiums. For the three and six months ended June 30, 2023, the Company incurred $0.0 million and $0.1 million, respectively, for insurance premiums.
On March 31, 2023, Obsidian Mutual IC (“Obsidian”), a Brookfield affiliate, replaced BAM Insurance Captive in providing property insurance for certain of the Company’s properties. For the three and six months ended June 30, 2024, the Company incurred an insignificant amount for insurance premiums provided by Obsidian.
On March 15, 2024, Onyx Mutual Insurance IC (“Onyx”), a Brookfield affiliate, replaced BAM Insurance Captive in providing liability insurance for certain of the Company’s properties. For the six months ended June 30, 2024, the Company incurred an insignificant amount for insurance premiums provided by Onyx.
Terrorism Insurance Provider
Liberty IC Casualty LLC (“Liberty”), a Brookfield affiliate, provides terrorism insurance for certain of the Company’s properties. For the three and six months ended June 30, 2024 and 2023, the insurance premiums incurred by the Company were insignificant.
Submetering Services
Certain of the Company’s properties sold submetering infrastructure and associated equipment to Metergy, a Brookfield affiliate. Sale proceeds earned by the Company for the three and six months ended June 30, 2024 and 2023 was zero. Metergy provides submetering services to certain of the Company’s properties. For the three and six months ended June 30, 2024 and 2023, the Company incurred fees of an insignificant amount.
Due to Affiliates
The following table details the components of Due to affiliates as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Accrued stockholder servicing fee	$20,792	$25,507
Advanced organization and offering costs	8,374	9,734
Stock repurchase payable to the Adviser for management fees	2,958	3,353
Other(1)	2,435	2,410
Accrued management fee	928	1,046
Accrued affiliate service provider expenses	2,348	1,915
OP Units distributions payable	6	6
Total	$37,841	$43,971

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.

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
	1,050,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock for the six months ended June 30, 2024 (in thousands):

	Six Months Ended June 30, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E	Total
December 31, 2023	34,244	41,504	148	—	9,347	3,353	88,596
Common stock issued(2)	460	1,871	17	—	—	71	2,419
Distribution reinvestment	459	954	—	—	—	108	1,521
Common stock repurchased	(5,121)	(3,621)	(5)	—	(871)	(121)	(9,739)
June 30, 2024	30,042	40,708	160	—	8,476	3,411	82,797

(1)	As of June 30, 2024, no Class T shares had been issued.
(2)	Includes conversions between share classes.

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

The following table details the aggregate net distributions declared for each applicable class of common stock for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2147	$0.2147	$0.2147	$—	$0.2147	$0.2147
Stockholder servicing fee per share of common stock	(0.0237)	—	(0.0070)	—	—	—
Management fee per share of common stock	(0.0350)	(0.0353)	(0.0356)	—	(0.0345)	—
Net distributions declared per share of common stock	$0.1560	$0.1794	$0.1721	$—	$0.1802	$0.2147

	Six Months Ended June 30, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.4305	$0.4305	$0.4305	$—	$0.4305	$0.4305
Stockholder servicing fee per share of common stock	(0.0482)	—	(0.0143)	—	—	—
Management fee per share of common stock	(0.0711)	(0.0717)	(0.0722)	—	(0.0701)	—
Net distributions declared per share of common stock	$0.3112	$0.3588	$0.3440	$—	$0.3604	$0.4305

(1)	No Class T shares of common stock were issued or outstanding, thus no distributions were declared for Class T common stock during the six months ended June 30, 2024.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders will have their cash distributions attributable to the shares they own automatically reinvested in additional shares of common stock; provided, however, that clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan and stockholders that are residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to participate in the distribution reinvestment plan. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. During the six months ended June 30, 2024 and 2023, $17.6 million and $19.6 million of distributions were reinvested for 1,521,358 and 1,485,033 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purposes. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and an annual dividend payable ranging between 12.0% and 12.5%. As of June 30, 2024, there were $750,000 of preferred non-voting shares outstanding.
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

The following table summarizes the Redeemable non-controlling interest activity for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Balance at beginning of the year	$933	$990
GAAP net loss allocation	(10)	(6)
Distributions	(35)	(58)
Distributions reinvested	35	57
Fair value allocation	—	(22)
Ending balance	$923	$961
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
During the six months ended June 30, 2024 and 2023, the Company repurchased 9,206,422 and 7,189,628 shares of common stock representing a total of $105.0 million and $93.1 million, respectively, under its share repurchase plan. The Company’s board of directors, including all of the independent directors, unanimously authorized repurchases for April 2024 in excess of the 2% monthly repurchase limitation and repurchases during the quarter ended June 30, 2024 in excess of the 5% quarterly limitation, such that 100% of share repurchase requests received during the calendar quarter ended June 30, 2024 were satisfied. The Company satisfied all repurchase requests during the six months ended June 30, 2024 and 2023.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it. The Company may, from time to time, enter into payment guarantees related to mortgage loans at its investments in unconsolidated entities. As of June 30, 2024, the Company has a payment guarantee of $1.6 million.

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
The following table details the components of operating lease income from leases in which the Company is the lessor for the periods set forth below ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed lease payments	$30,023	$29,226	$58,936	$58,327
Variable lease payments	2,170	4,276	4,113	5,648
Total rental revenues	$32,193	$33,502	$63,049	$63,975

The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, net lease, and office properties as of June 30, 2024. The table below excludes the Company’s rental housing properties as substantially all leases are shorter term in nature ($ in thousands):

Year	Future Minimum Rents
2024 (remaining)	$15,696
2025	29,754
2026	27,377
2027	26,425
2028	25,808
2029	23,594
Thereafter	103,382
Total	$252,036

14. Segment Reporting
As of June 30, 2024, the Company operates in five reportable segments: rental housing, office, logistics, net lease and real estate-related loans and securities. The Company continually evaluates the financial information used by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Effective June 30, 2023, rental housing was established as a new reportable segment, consisting of multifamily, student housing, and single-family rental properties due to the similar operating nature of these investments. Comparative periods have been recast to reflect these changes.
The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the Company’s assets by segment ($ in thousands):

	June 30, 2024	December 31, 2023
Rental Housing	$1,205,942	$1,061,941
Office	100,775	103,179
Logistics	106,079	108,329
Net Lease	414,339	415,282
Real estate-related loans and securities	120,818	240,108
Other (Corporate)	43,116	61,068
Total assets	$1,991,069	$1,989,907

The following table sets forth the financial results by segment for the three months ended June 30, 2024 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$22,079	$2,944	$1,992	$5,178	$—	$32,193
Other revenues	3,141	181	—	11	—	3,333
Total revenues	25,220	3,125	1,992	5,189	—	35,526

Expenses:
Rental property operating	10,414	1,397	511	940	—	13,262
Total expenses	10,414	1,397	511	940	—	13,262
Income from real estate-related loans and securities	—	—	—	—	3,311	3,311
Segment net operating income	$14,806	$1,728	$1,481	$4,249	$3,311	$25,575

Gain from unconsolidated entities						2,991
Other income, net						30
Depreciation and amortization						(14,337)
General and administrative expenses						(1,570)
Management fee						(2,833)
Interest expense						(17,001)
Net loss						$(7,145)
Net loss attributable to non-controlling interests in third party joint ventures						230
Net income attributable to non-controlling interests - preferred stockholders						(65)
Net loss attributable to stockholders						$(6,973)

The following table sets forth the financial results by segment for the three months ended June 30, 2023 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$21,034	$3,248	$1,705	$7,515	$—	$33,502
Other revenues	3,351	243	—	52	—	3,646
Total revenues	24,385	3,491	1,705	7,567	—	37,148

Expenses:
Rental property operating	9,625	1,450	523	3,282	—	14,880
Total expenses	9,625	1,450	523	3,282	—	14,880
Income from real estate-related loans and securities	—	—	—	—	3,841	3,841
Segment net operating income	$14,760	$2,041	$1,182	$4,285	$3,841	$26,109

Gain from unconsolidated entities						1,649
Other income, net						6,512
Depreciation and amortization						(12,765)
General and administrative expenses						(2,229)
Management fee						(3,579)
Interest expense						(14,498)
Net income						$1,199
Net income attributable to non-controlling interests in third party joint ventures						(67)
Net income attributable to non-controlling interests - preferred stockholders						(45)
Net income attributable to redeemable non-controlling interests						(2)
Net income attributable to stockholders						$1,085

The following table sets forth the financial results by segment for the six months ended June 30, 2024 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$43,177	$5,495	$4,021	$10,356	$—	$63,049
Other revenues	5,353	316	—	21	—	5,690
Total revenues	48,530	5,811	4,021	10,377	—	68,739

Expenses:
Rental property operating	19,813	2,842	1,063	1,917	—	25,636
Total expenses	19,813	2,842	1,063	1,917	—	25,636
Income from real estate-related loans and securities	—	—	—	—	10,369	10,369
Segment net operating income	$28,717	$2,969	$2,958	$8,460	$10,369	$53,472

Gain from unconsolidated entities						3,724
Other income, net						2,184
Depreciation and amortization						(27,098)
General and administrative expenses						(3,783)
Management fee						(5,828)
Interest expense						(33,327)
Net loss						$(10,656)
Net loss attributable to non-controlling interests in third party joint ventures						433
Net income attributable to non-controlling interests - preferred stockholders						(65)
Net loss attributable to redeemable non-controlling interests						10
Net loss attributable to stockholders						$(10,278)

The following table sets forth the financial results by segment for the six months ended June 30, 2023 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$41,709	$6,239	$3,680	$12,347	$—	$63,975
Other revenues	5,734	419	—	52	—	6,205
Total revenues	47,443	6,658	3,680	12,399	—	70,180

Expenses:
Rental property operating	18,506	2,949	1,283	3,870	—	26,608
Total expenses	18,506	2,949	1,283	3,870	—	26,608
Income from real estate-related loans and securities	—	—	—	—	10,844	10,844
Segment net operating income	$28,937	$3,709	$2,397	$8,529	$10,844	$54,416

Loss from unconsolidated entities						(2,404)
Other income, net						5,248
Depreciation and amortization						(25,569)
General and administrative expenses						(4,545)
Management fee						(7,257)
Interest expense						(28,430)
Net loss						$(8,541)
Net loss attributable to non-controlling interests in third party joint ventures						42
Net income attributable to non-controlling interests - preferred stockholders						(45)
Net loss attributable to redeemable non-controlling interests						6
Net loss attributable to stockholders						$(8,538)

15. Subsequent Events
On August 1, 2024, BPG Manager Holdings L.P., an affiliate of Brookfield, was issued 633,194 Class I shares for consideration of $7.1 million.

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
As of June 30, 2024, we owned and operated 20 investments in real estate and held investments in two unconsolidated real estate interests, three real estate-related loans, 48 short-term real estate-related debt securities and three interest rate derivatives related to its investments in real estate-related securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties or real estate-related loans.
Recent Developments
Business Outlook
Our portfolio has continued to display strong real estate fundamentals, with consistently high occupancy (97%), and this quarter marked a positive shift in momentum driven by new property acquisitions. Our real estate credit portfolio, which we built up significantly in 2022 and 2023, has not only contributed to strong returns but has been an important source of liquidity to take advantage of the current market opportunity. During the quarter, we acquired two portfolios of single-family rental homes totaling 181 homes and a newly-built, 741-bed student housing property for an aggregate purchase price of $166.0 million, excluding closing costs.
Inflation in the United States slowed significantly in the second quarter of 2024 and policy makers are now predicting interest rate cuts in the second half of the year. However, even without base rates coming down, financing spreads (the premium borrowers are required to pay over the risk-free rate) have narrowed dramatically over the past six months, reducing the cost of borrowing. This has led to a reopening of the capital markets and increased transaction activity. We believe we are well-positioned to capitalize on these opportunities going forward, with no unsatisfied repurchase requests and over $400 million of total liquidity as of June 30, 2024. This includes $140.1 million, or 15% of the net asset value (“NAV”) of our investments, that is invested in our portfolio of real estate-related debt investments and trading securities. Through our partnership with Oaktree and their extensive credit expertise, we also expect to continue to capitalize on attractive opportunities to invest in real estate debt.
The stabilization of interest rates and increased transaction activity are good signs for private real estate, including property valuations. However, the timing and magnitude of interest rates cuts remains unknown, and geopolitical instability and other macroeconomic factors in the United States and globally could affect our business and operating results.
Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q2 2024 Highlights

Operating and Capital Raising Results:
•Year-to-date total returns through June 30, 2024, excluding upfront selling commissions, were -2.21% for Class S shares, -1.72% for Class I shares and -1.61% for Class D shares. Negative year-to-date performance is primarily attributable to increasing discount and exit cap rates assumptions used in the valuations of certain of our properties. Total return is calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares. As of June 30, 2024, no Class T shares of common stock had been issued.
•Annualized total returns from inception through June 30, 2024, excluding upfront selling commissions, were 6.81% for Class S, 7.87% for Class I, and -3.65% for Class D shares. Since inception returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued.
•Raised $14.2 million of gross proceeds from the sale of our common stock through public and private offerings during the three months ended June 30, 2024.
•Declared monthly net distributions totaling $14.7 million during the three months ended June 30, 2024. As of June 30, 2024, the annualized net distribution rate was 5.60% for Class S shares, 6.37% for Class I shares and 6.06% for Class D shares.
•Reinvested distributions of $8.7 million during the three months ended June 30, 2024.

Investing and Financing Activity:
•Closed on property acquisitions with an aggregate purchase price of $166.0 million, excluding closing costs, during the three months ended June 30, 2024, including 181 single-family rental homes for $50.0 million and Reflection, a 741-bed student housing property for $116.0 million.
•In June 2024, we closed on a $65.0 million mortgage loan secured by Reflection. The mortgage loan has a fully extended term of four years and one months and incurs interest at a fixed rate of 6.75%.
•During the three months ended June 30, 2024, we borrowed $25.5 million on the Secured Credit Facility related to the acquisitions of single-family rental homes.
•As of June 30, 2024, our leverage ratio was 51.4%. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. There is no indebtedness on our real estate-related debt investments. The leverage ratio would be higher if our pro rata share of debt within our unconsolidated investment was included in the calculation.

Current Portfolio:
•As of June 30, 2024, our investment portfolio, based on the NAV of our investments, consisted of 85% real estate properties and 15% real estate-related loans and securities. NAV is measured as the fair value of our investments less any mortgages or debt obligations related to such investments. There is no indebtedness on our real estate-related debt investments.
•Our real estate properties as of June 30, 2024, based on fair value, consisted of rental housing (68%), net lease (23%), logistics (5%) and office (4%).
•As of June 30, 2024, our real estate-related loans and securities consisted of 54 investments with an aggregate fair value of $121.1 million.

Portfolio

Investments in Real Estate
The following table provides information regarding our portfolio of real estate properties as of June 30, 2024:

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Rental Housing	April 2019	90%	$59.2	448	94%
Arbors of Las Colinas	Dallas, TX	Rental Housing	December 2020	90%	63.5	408	90%
1110 Key Federal Hill	Baltimore, MD	Rental Housing	September 2021	100%	73.6	224	97%
Domain	Orlando, FL	Rental Housing	November 2021	100%	74.1	324	98%
The Burnham	Nashville, TN	Rental Housing	November 2021	100%	129.0	328	95%
Flats on Front	Wilmington, NC	Rental Housing	December 2021	100%	97.5	273	97%
Verso	Beaverton, OR	Rental Housing	December 2021	100%	74.0	172	96%
2626 South Side Flats	Pittsburgh, PA	Rental Housing	January 2022	100%	90.0	264	98%
The Parker at Huntington Metro	Alexandria, VA	Rental Housing	March 2022	100%	136.0	360	97%
Briggs + Union	Mount Laurel, NJ	Rental Housing	April 2022	100%	158.0	490	96%
Single-Family Rentals	Various	Rental Housing	Various	100%	178.5	667	93%
Reflection	Atlanta, GA	Rental Housing	June 2024	97%	116.0	741	77%
Principal Place(5)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Two Liberty Center	Arlington, VA	Office	August 2019	97%	91.2	179,000	63%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	94%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
Total					$1,917.0

(1)	Investments in real estate properties includes our consolidated property investments and our unconsolidated investment in Principal Place.
(2)	The joint venture agreements entered into by us (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(3)	Purchase price is presented in millions and excludes acquisition costs.
(4)
For rental housing investments, except single-family rentals, occupancy represents the percentage of all leased units divided by the total available units as of June 30, 2024. Single-family rentals occupancy represents all occupied homes divided by the total stabilized homes as of the date indicated. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of June 30, 2024.

(5)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.

Investments in Real Estate-Related Loans and Securities
The following table details our investments in real estate-related loans as of June 30, 2024 ($ in thousands):

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Allowance Adjustment	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	SOFR+8.15%	June 2026	Principal due at maturity	$10,000	$—	$10,000
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	7,221	(1,482)	5,739
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	1,749	(332)	1,416
Total					$18,970	$(1,814)	$17,155

(1)	As of June 30, 2024, SOFR was 5.34%.
(2)	Our investment is held through our membership interest in an entity that aggregates our interest with interests held by other funds managed by the Sub-Adviser. We have been allocated our proportionate share of the loan based on our membership interest in the aggregating entity. In December 2023, the loan agreements were amended to change the interest rate to 10.00% and extend the maturity date to December 2024.
(3)
The maturity date may be extended for additional one-year periods, but no later than February 16, 2028, subject to the borrower meeting minimum annual repayment requirements. Generally, loan repayments are made simultaneous with the closing of the sale of any condominium unit.

The following table details our investments in real estate-related securities as of June 30, 2024 ($ in thousands):

	June 30, 2024
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	13	SOFR+3.79%	March 2026	$47,945	$44,182	$44,123
CMBS - fixed	7	4.62%	November 2026	36,413	32,384	22,638
RMBS - fixed	28	5.37%	August 2026	38,059	37,091	37,082
Interest rate swaps	3	4.46%	July 2026	—	—	$(180)
Total	51	6.62%(3)	July 2026	$122,417	$113,657	$103,663

(1)	As of June 30, 2024, SOFR was 5.34%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the investments.
(3)	Total weighted average coupon is calculated on CMBS and RMBS and excludes interest rate swaps.

Lease Expirations
The following table details the expiring leases at our consolidated office, logistics, and net lease properties by annualized base rent and square footage as of June 30, 2024 ($ and square feet data in thousands). The table below excludes our rental housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024 (remaining)	3	$1,172	4%	24	2%
2025	17	3,180	10%	108	7%
2026	7	1,577	5%	67	4%
2027	5	706	2%	45	3%
2028	10	1,979	6%	83	5%
2029	10	3,370	10%	211	13%
2030	6	1,421	4%	77	5%
2031	1	83	—%	3	—%
2032	1	1,366	4%	211	13%
2033	3	270	1%	7	—%
Thereafter	4	16,994	54%	771	48%
Total	67	$32,118	100%	1,607	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023	$	2024	2023	$
Revenues
Rental revenues	$32,193	$33,502	$(1,309)	$63,049	$63,975	$(926)
Other revenues	3,333	3,646	(313)	5,690	6,205	(515)
Total revenues	35,526	37,148	(1,622)	68,739	70,180	(1,441)
Expenses
Rental property operating	13,262	14,880	(1,618)	25,636	26,608	(972)
General and administrative	1,570	2,229	(659)	3,783	4,545	(762)
Management fee	2,833	3,579	(746)	5,828	7,257	(1,429)
Depreciation and amortization	14,337	12,765	1,572	27,098	25,569	1,529
Total expenses	32,002	33,453	(1,451)	62,345	63,979	(1,634)
Other income (expense)
Income from real estate-related loans and securities	3,311	3,841	(530)	10,369	10,844	(475)
Interest expense	(17,001)	(14,498)	(2,503)	(33,327)	(28,430)	(4,897)
Gain (loss) from unconsolidated entities	2,991	1,649	1,342	3,724	(2,404)	6,128
Other income, net	30	6,512	(6,482)	2,184	5,248	(3,064)
Total other income (expense)	(10,669)	(2,496)	(8,173)	(17,050)	(14,742)	(2,308)
Net (loss) income	$(7,145)	$1,199	$(8,344)	$(10,656)	$(8,541)	$(2,115)
Net loss (income) attributable to non-controlling interests in third party joint ventures	230	(67)	297	433	42	391
Net income attributable to non-controlling interests - preferred stockholders	(65)	(45)	(20)	(65)	(45)	(20)
Net loss (income) attributable to redeemable non-controlling interests	7	(2)	9	10	6	4
Net (loss) income attributable to stockholders	$(6,973)	$1,085	$(8,058)	$(10,278)	$(8,538)	$(1,740)
Per common share data:
Net (loss) income per share of common stock - basic and diluted	$(0.08)	$0.01	$(0.09)	$(0.12)	$(0.09)	$(0.03)
Weighted average number of shares outstanding - basic and diluted	85,462	94,231	(8,769)	86,806	94,120	(7,314)
Revenues
Revenues primarily consist of base rent arising from tenant leases at our rental housing, net lease, office and logistics properties. During the three and six months ended June 30, 2024, revenues decreased $1.6 million to $35.5 million and decreased $1.4 million to $68.7 million compared to the three and six months ended June 30, 2023, respectively. The decrease was primarily due to a decrease in tenant reimbursements for real estate taxes at a net lease property, which is offset by a corresponding decrease in real estate tax expense at the property. Rental revenues also increased during the current period due to property acquisitions, which was partially offset by decreased rental revenues at our office properties.
The components of revenue during these periods are as follows ($ in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023	$	2024	2023	$
Rental revenue	$29,819	$28,909	$910	$58,427	$57,427	$1,000
Tenant reimbursements	2,374	4,593	(2,219)	4,622	6,548	(1,926)
Ancillary income and fees	3,333	3,646	(313)	5,690	6,205	(515)
Total revenue	$35,526	$37,148	$(1,622)	$68,739	$70,180	$(1,441)

Rental Property Operating Expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. During the three and six months ended June 30, 2024, rental property operating expenses decreased $1.6 million to $13.3 million and decreased $1.0 million to $25.6 million compared to the three and six months ended June 30, 2023, respectively. The decrease was primarily driven by a decrease in real estate taxes at a net lease property, which are reimbursed to us by the tenant.

General and Administrative Expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the three and six months ended June 30, 2024, general and administrative expenses decreased $0.7 million to $1.6 million and decreased $0.8 million to $3.8 million compared to the three and six months ended June 30, 2023, respectively.
Management Fee
Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the three and six months ended June 30, 2024, management fees decreased $0.7 million to $2.8 million and decreased $1.4 million to $5.8 million compared to the three and six months ended June 30, 2023, respectively. Management fees are calculated based on our aggregate NAV of Class S, Class I, Class T, Class D, and Class C shares (no management fees are paid on Class E shares) and are paid monthly. The decrease in management fees for three and six months ended June 30, 2024, compared to the corresponding periods in the prior year was due to a lower average NAV during the current periods.
Depreciation and Amortization
During the three and six months ended June 30, 2024, depreciation and amortization increased $1.6 million to $14.3 million and increased $1.5 million to $27.1 million compared to the three and six months ended June 30, 2023, respectively.
Income from Real Estate-Related Loans and Securities
During the three and six months ended June 30, 2024, interest income from real estate-related loans and securities decreased $0.5 million to $3.3 million and decreased $0.5 million to $10.4 million compared to the three and six months ended June 30, 2023, respectively, due to sales of real estate-related securities over the course of the last six months.
Interest Expense
Interest expense is primarily related to interest incurred on our mortgage loans, Secured Credit Facility and Affiliate Line of Credit. Interest expense increased $2.5 million to $17.0 million and increased $4.9 million to $33.3 million during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively. The increase was primarily due to the termination of interest rate derivatives. As of June 30, 2024, our weighted average cost of leverage, including the impact of our interest rate derivatives, was 5.86%, compared to 4.99% as of June 30, 2023.
Gain (Loss) from Unconsolidated Entities
Gain (loss) from unconsolidated entities consists of changes in the fair value of our investments in unconsolidated entities that are held at fair value, as well as realized and unrealized gains and losses on our foreign currency swap contracts related to our unconsolidated non-U.S. investment in Principal Place. During the three and six months ended June 30, 2024 there were gains of $3.0 million and $3.7 million, respectively, from unconsolidated entities. During the three and six months ended June 30, 2023 there were gains of $1.6 million and losses of $2.4 million, respectively, from unconsolidated entities. The gains and losses were primarily due to changes in the fair value of our unconsolidated interest in Principal Place.
Other Income, Net
Other income, net consists of realized and unrealized gains and losses on our interest rate derivatives and income from our trading securities. During the three and six months ended June 30, 2024 other income decreased $6.5 million to $0.0 million and decreased $3.1 million to $2.2 million compared to the three and six months ended June 30, 2023, respectively. The decrease was primarily due to a realized gain on the settlement of an interest rate derivative contracts in the current period offset by net losses on the remaining derivative contracts.
Net Loss Attributable to Redeemable Non-Controlling Interests
Net loss attributable to redeemable non-controlling interests was less than $0.1 million for the six months ended June 30, 2024 and 2023. The income or loss allocable to redeemable non-controlling interests is related to interests held in the Operating Partnership by parties other than us.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses (as defined in our charter) in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended June 30, 2024, our Total Operating Expenses did not exceed the 2%/25% Limitation.

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
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $312.5 million of liquidity as of June 30, 2024, consisting of $13.1 million of unrestricted cash and cash equivalents, $19.0 million of short-term U.S. Treasury Bonds, $155.5 million of undrawn available capacity on our Secured Credit Facility and $125.0 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-related securities, which totaled $103.8 million as of June 30, 2024.
Our portfolio remains conservatively leveraged at 51.4% as of June 30, 2024, and we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the three months ended June 30, 2024, we received $14.2 million of proceeds from the sale of shares of our common stock, including proceeds from our private offerings. In addition, during the three and six months ended June 30, 2024, we repurchased $54.0 million and $105.0 million, respectively, in shares of our common stock under our share repurchase plan. Since inception, we have satisfied 100% of repurchase requests.
The following table is a summary of our indebtedness as of June 30, 2024 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2024
Fixed rate loans:
Fixed rate mortgages	3.77%	December 2028	N/A	$328,720
Total fixed rate loans				328,720
Variable rate loans:
Floating rate mortgages	SOFR+1.71%	May 2027	N/A	680,383
Secured credit facility(3)	SOFR+2.00%	January 2025	$300,000	144,485
Affiliate line of credit(4)	SOFR+2.25%	November 2024	$125,000	—
Total variable rate loans				824,868
Total indebtedness				1,153,588
Deferred financing costs, net				(4,230)
Total indebtedness, net				$1,149,358

(1)	As of June 30, 2024 and December 31, 2023, SOFR was 5.34% and 5.38%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.
(3)
As of June 30, 2024, borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, Cannondale Court, Timber Leaf and certain single-family rentals.

(4)	Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to us or our subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six months ended
	June 30, 2024	June 30, 2023
Cash flows provided by operating activities	$28,010	$17,102
Cash flows (used in) provided by investing activities	(22,724)	3,036
Cash used in financing activities	(377)	(34,207)
Net change in cash and cash equivalents and restricted cash	$4,909	$(14,069)

Cash flows provided by operating activities increased $10.9 million during the six months ended June 30, 2024, compared to the corresponding period in 2023. The increase is primarily due to $10.4 million of proceeds received in the current period from the termination of an interest rate swap contract.
Cash flows (used in) provided by investing activities increased $25.8 million for the six months ended June 30, 2024, compared to the corresponding period in 2023. The increase is primarily due to a $161.1 million increase in cash used in the acquisition of real estate, partially offset by a $101.3 million increase in cash from the sale of real estate-related securities (net of purchases of real estate-related securities) and a $34.2 million increase in cash from the sale of trading securities (net of purchases of trading securities).
Cash flows used in financing activities decreased $33.8 million for the six months ended June 30, 2024, compared to the corresponding period in 2023. The decrease is primarily due to $90.5 million of proceeds received in the current period from mortgage loan and Secured Credit Facility borrowings, as well as a $13.7 million increase in subscriptions received in advance. The decrease is offset by a $53.6 million decrease in proceeds from the issuance of common stock and a $19.4 million increase in repurchases of common stock.

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
Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of June 30, 2024 ($ and shares/units in thousands):

Components of NAV	June 30, 2024
Investments in real estate	$1,845,161
Investments in real estate-related loans and securities	121,089
Investments in unconsolidated entities	81,034
Cash and cash equivalents	13,053
Restricted cash	32,557
Other assets	31,071
Debt obligations	(1,113,840)
Accrued stockholder servicing fees(1)	(243)
Management fee payable	(928)
Dividend payable	(4,847)
Subscriptions received in advance	(17,531)
Other liabilities	(46,322)
Non-controlling interests in joint ventures	(16,217)
Net asset value	$924,037
Number of shares/units outstanding	82,879

(1)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of June 30, 2024, we have accrued under GAAP approximately $20.8 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party OP Units(2)	Total
Net asset value	$333,940	$456,461	$1,812	$—	$92,692	$38,210	$922	$924,037
Number of shares/units outstanding	30,042	40,708	160	—	8,476	3,411	82	82,879
NAV Per Share/Unit as of June 30, 2024	$11.1158	$11.2130	$11.3137	$—	$10.9360	$11.2012	$11.2012

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes the OP Units held by parties other than us.
As of June 30, 2024, no Class T shares had been issued.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2024 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.2%	5.8%
Net Lease	7.0%	6.1%
Office	9.2%	7.8%
Logistics	7.0%	6.0%

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

Input	Hypothetical Change	Rental Housing Investment Values	Net Lease Investment Values	Office Investment Values	Logistics Investment Values
Discount Rate	.25% Decrease	1.8%	2.2%	1.7%	2.0%
(weighted average)	.25% Increase	(1.7)%	(2.1)%	(2.0)%	(1.9)%
Exit Capitalization Rate	.25% Decrease	2.8%	2.8%	1.8%	2.9%
(weighted average)	.25% Increase	(2.6)%	(2.5)%	(2.0)%	(2.7)%

The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines.

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2024
Stockholders’ equity under U.S. GAAP	$712,013
Redeemable non-controlling interest	923
Total partners’ capital of Operating Partnership under GAAP	712,936
Adjustments:
Accrued stockholder servicing fee	20,549
Deferred rent	(6,685)
Advanced organizational and offering costs	8,390
Unrealized net real estate appreciation	83,691
Accumulated depreciation and amortization	105,156
NAV	$924,037

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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders and redeemable non-controlling interests. We believe it is meaningful to include redeemable non-controlling interests since it is a component of our NAV ($ in thousands):

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024		June 30, 2023
Net loss attributable to REIT shareholders including Redeemable non-controlling interest	$(6,980)	$1,087	$(10,288)		$(8,544)
Adjustments to arrive at FFO:
Depreciation and amortization	14,337	12,765	27,098		25,569
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(226)	(197)	(435)		(396)
FFO attributable to stockholders and redeemable non-controlling interests	7,131	13,655	16,375		16,629
Adjustments to arrive at AFFO:
Straight-line rental income	(792)	(395)	(1,627)		$(814)
Amortization of above and below market lease intangibles, net	(238)	(269)	(377)		(538)
Amortization of deferred financing costs	806	724	1,591		1,590
Amortization of upfront derivative acquisition costs	431	571	1,004	—	911
Amortization of origination fees and discount	—	(22)	—		(49)
Amortization of restricted stock awards	81	96	161		177
Unrealized loss (gain) on investments, net(1)	622	(6,210)	681		(1,567)
Provision for current expected credit losses	—	1,300	(230)		1,300
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(39)	161	(69)		204
AFFO attributable to stockholders and redeemable non-controlling interests	8,002	9,611	17,509		17,843
Adjustments to arrive at FAD:
Non-cash management fee	2,833	3,579	5,828		7,257
Realized gain on sale of real estate-related loans and securities	(3,157)	(639)	(4,255)		(504)
Realized gain on financial instruments(2)	—	(105)	(3,615)		(105)
Stockholder servicing fees	(749)	(982)	(1,579)		(2,038)
FAD attributable to stockholders and redeemable non-controlling interests	$6,929	$11,464	$13,888		$22,453

(1)
Unrealized loss (gain) on investments, net relates to provisions for current estimated credit losses and mark-to-market changes on our investments in real estate-related securities, derivative contracts, and investments in unconsolidated entities reported at fair value. For the three and six months ended 2024 unrealized loss (gain) on investments, net includes $1.3 million and $2.6 million, respectively, of net operating income less interest expense attributable to our unconsolidated investment in Principal Place. For the three and six months ended 2023 unrealized loss (gain) on investments, net includes $1.0 million and $2.1 million, respectively, of net operating income less interest expense attributable to our unconsolidated investment in Principal Place.

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
The following table details the aggregate net distributions declared for each applicable class of common stock for the three months ended June 30, 2024:

	Three Months Ended June 30, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2147	$0.2147	$0.2147	$—	$0.2147	$0.2147
Stockholder servicing fee per share of common stock	(0.0237)	—	(0.0070)	—	—	—
Management fee per share of common stock	(0.0350)	(0.0353)	(0.0356)	—	(0.0345)	—
Net distributions declared per share of common stock	$0.1560	$0.1794	$0.1721	$—	$0.1802	$0.2147

	Six Months Ended June 30, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.4305	$0.4305	$0.4305	$—	$0.4305	$0.4305
Stockholder servicing fee per share of common stock	(0.0482)	—	(0.0143)	—	—	—
Management fee per share of common stock	(0.0711)	(0.0717)	(0.0722)	—	(0.0701)	—
Net distributions declared per share of common stock	$0.3112	$0.3588	$0.3440	$—	$0.3604	$0.4305

(1)	We did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the six months ended June 30, 2024.
The following tables summarize our distributions declared during the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three months ended June 30, 2024		Three months ended June 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$5,936	41%	$6,686	42%
Reinvested in shares	8,716	59%	9,390	58%
Total distributions	$14,652	100%	$16,076	100%

Sources of Distributions
Cash flows from operating activities	$12,883	88%	$16,076	100%
Cash flow from other sources(2)	$1,769	12%	—	—%
Total sources of distributions	$14,652	100%	$16,076	100%

Cash flows from operating activities	$11,904		$15,378
Funds from Operations(1)	$7,131		$13,655
Adjusted Funds from Operations(1)	$8,002		$7,577
Funds Available for Distribution(1)	$6,929		$9,534

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$12,151	41%	$13,501	41%
Reinvested in shares	17,628	59%	19,647	59%
Total distributions	$29,779	100%	$33,148	100%

Sources of Distributions
Cash flows from operating activities	$28,010	94%	$33,148	100%
Cash flow from other sources(2)	$1,769	6%	—	—%
Total sources of distributions	$29,779	100%	$33,148	100%

Cash flows from operating activities	$28,010		$17,102
Funds from Operations(1)	$16,375		$16,629
Adjusted Funds from Operations(1)	$17,509		$15,422
Funds Available for Distribution(1)	$13,888		$20,137

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
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders will have their cash distributions attributable to the shares they own automatically reinvested in additional shares of common stock; provided, however, that clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan and stockholders that are residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to participate in the distribution reinvestment plan. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to our prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to our Class T, Class S and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2024, the outstanding principal balance of our variable rate indebtedness was $824.9 million.
Certain of our mortgage loans and other indebtedness are variable rate and indexed to the U.S. Dollar denominated Secured Overnight Financing Rate (“SOFR”). For the six months ended June 30, 2024, a 10% increase in SOFR would have resulted in increased interest expense of $1.8 million. We have executed interest rate swaps and caps with an aggregate notional amount of $625.6 million as of June 30, 2024, to hedge the risk of increasing interest rates.
Investments in Real Estate-Related Loans and Securities
As of June 30, 2024, we held $120.8 million of investments in real estate-related loans and securities. Certain of our investments are floating rate and indexed to the SOFR. As such, we are exposed to interest rate risk and our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the six months ended June 30, 2024, a 10% increase or decrease in SOFR would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.4 million. We have executed interest rate swaps with an aggregate notional amount of $72.0 million as of June 30, 2024 to hedge the risk of decreasing interest rates.
We may also be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of June 30, 2024, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $10.4 million.
Foreign Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar (“USD”). We seek to manage or mitigate our exposure to the effects of currency changes by entering into derivative financial instruments to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, changes in the timing or amount of foreign currency denominated cash flows from our non-U.S. investments. As of June 30, 2024, we have one foreign currency derivative with a notional hedged amount of £62.1 million GBP.
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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

ITEM 1A.    RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 and Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2024.
The Adviser has engaged the Sub-Adviser to select and manage certain of our liquid investments. The Adviser relies on the performance of the Sub-Adviser in implementing and managing the liquid investments portion of our investment strategy.
The Adviser has engaged the Sub-Adviser to select and manage certain of our investments pursuant to the Sub-Advisory Agreement, including certain of our liquid investments. The Sub-Adviser has and will continue to have substantial discretion, within our investment guidelines, to make decisions related to the acquisition, management and disposition of our liquid assets in the Investment Sleeve. If the Sub-Adviser does not succeed in managing the liquid investments portion of our investment strategy, our performance will suffer. In addition, even though the Adviser has the ability to terminate the Sub-Adviser at any time, it may be difficult and costly to terminate and replace the Sub-Adviser.
The fees we pay in connection with this offering and the agreements entered into with Brookfield, Oaktree and their respective affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.
The compensation paid to the Adviser, the Sub-Adviser and other affiliates of Brookfield and Oaktree for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Brookfield, Oaktree and their respective affiliates, including the Adviser and the Sub-Adviser, were not negotiated at arm’s length. Such agreements include the Advisory Agreement, the Sub-Advisory Agreement, the Dealer Manager Agreement and any property management and other agreements we may enter into with affiliates of the Adviser and the Sub-Adviser from time to time. any property management and other agreements we may enter into with affiliates of the Adviser and the Sub-Adviser from time to time.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
For the three months ended June 30, 2024, all equity securities that were sold and not registered under the Securities Act were previously reported on Current Reports on Form 8-K.

Share Repurchases
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan.
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an “Early Repurchase Deduction”) subject to certain limited exceptions. Settlements of share repurchases will be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan, to shares the Adviser elects to receive instead of cash in respect of its management or performance fees, or to shares issued to an affiliate of Brookfield in exchange for Class E OP Units that were issued to such entity in connection with its contribution of certain assets to the Operating Partnership. In addition, shares of our common stock are sold to certain feeder vehicles primarily created to hold our shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, we may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
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
Subsequent to the quarter ended June 30, 2024, our board of directors approved an amendment and restatement of our share repurchase plan to go into effect commencing with the quarter ending September 30, 2024. For further details, see Part II, Item 5. Other Information of this Quarterly Report on Form 10-Q.
Pursuant to the Brookfield Repurchase Arrangement, we and the Operating Partnership will offer to repurchase shares of common stock or Class E OP Units, as applicable, from the Brookfield Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Class E OP Units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50.0 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Class E OP units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause us to repurchase its shares and Class E OP Units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of our common stock or OP Units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. Shares of our common stock or Class E OP Units held by the Brookfield Investor that were not issued as consideration for the contribution of the Brookfield Portfolio are not subject to the Brookfield Repurchase Arrangement, but may be redeemed, in whole or in part, for cash upon the request of the Brookfield Investor, subject to the limitations of our share purchase plan. For the six months ended June 30, 2024, we and the Operating Partnership did not repurchase any shares or OP Units as part of the Brookfield Repurchase Arrangement.
During the three months ended June 30, 2024, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding(2)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
April 2024	1,966,453	2.3%	$11.2482	1,966,453	—
May 2024	1,718,560	2.0%	$10.5629	1,718,560	—
June 2024(4)	1,384,246	1.6%	$12.6709	1,121,806	—
Total	5,069,259			4,806,819

(1)	Repurchases are limited under the share repurchase plan as described above.
(2)
Includes shares repurchased outside of the share repurchase plan. For purposes of calculating the monthly and quarterly limits under our share repurchase plan, repurchases as a percentage of aggregate NAV were 2.3%, 2.0% and 1.3% for the months of April 2024, May 2024 and June 2024, respectively, and 5.6% for the calendar quarter ended June 30, 2024. Our board of directors, including all of our independent directors, unanimously authorized repurchases for April 2024 in excess of our 2% monthly repurchase limitation and repurchases during the quarter ended June 30, 2024 in excess of our 5% quarterly limitation, such that 100% of share repurchase requests received during the calendar quarter ended June 30, 2024 were satisfied.

(3)	All repurchase requests under our share repurchase plan were satisfied during the period.
(4)	Includes 262,441 Class I shares repurchased from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Subsequent to quarter end, our board of directors approved an amendment and restatement of our share repurchase plan to (i) add, at our board of director’s election, the ability to calculate the share repurchase limits on a “net” basis (taking into account subscriptions of common stock during the month or quarter, as applicable) or “gross” basis, and (ii) allow intra-quarter carry-over of unused repurchase capacity from month-to-month. The amended and restated share repurchase plan is effective commencing with the quarter ending September 30, 2024.

ITEM 6.    EXHIBITS

Exhibit Number	Description

4.1*	Share Repurchase Plan

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
*	Filed herewith.
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

Brookfield Real Estate Income Trust Inc.

August 13, 2024	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

August 13, 2024	/s/ Dana E. Petitto
Date	Dana E. Petitto
Chief Operating Officer

August 13, 2024	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Financial Officer
(Principal Financial and Accounting Officer)