Form 10-Q
period 2024-09-30
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2024-11-14
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
As of October 31, 2024, the registrant had the following shares outstanding: 40,738,188 Class I shares, par value $0.01 per share, 28,066,343 Class S shares, par value $0.01 per share, 127,013 Class D shares, par value $0.01 per share, 8,475,900 Class C shares, no par value per share, and 3,485,034 Class E shares, no par value per share.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$1,601,651	$1,525,156
Investments in real estate-related loans and securities, net	88,910	240,108
Investments in unconsolidated entities	86,145	78,569
Intangible assets, net	35,948	41,459
Cash and cash equivalents	28,811	24,272
Restricted cash	10,286	16,429
Accounts and other receivables, net	11,197	10,794
Other assets	4,953	53,120
Total Assets	$1,867,901	$1,989,907
Liabilities and Equity
Mortgage loans, secured term loan and secured credit facility, net	$1,060,615	$1,058,343
Unsecured revolving credit facility	26,500	—
Due to affiliates	32,381	43,971
Intangible liabilities, net	25,119	26,127
Accounts payable, accrued expenses and other liabilities	41,809	39,224
Subscriptions received in advance	2,713	3,003
Total Liabilities	1,189,137	1,170,668
Commitments and contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	930	933
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 28,225 and 34,244 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	282	342
Common stock - Class I shares, $0.01 par value per share, 250,000 shares authorized; 41,018 and 41,504 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	410	415
Common stock - Class T shares, $0.01 par value per share, 225,000 shares authorized; no shares issued nor outstanding as of September 30, 2024 and December 31, 2023.	—	—
Common stock - Class D shares, $0.01 par value per share, 100,000 shares authorized; 147 and 148 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	1	1
Common stock - Class C shares, no par value per share, 100,000 shares authorized; 8,476 and 9,347 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	74	83
Common stock - Class E shares, no par value per share, 100,000 shares authorized; 3,465 and 3,353 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	950,684	1,028,028
Accumulated deficit	(278,640)	(213,960)
Total Stockholders’ Equity	672,811	814,909
Non-controlling interests attributable to third party joint ventures	4,398	3,022
Non-controlling interests attributable to preferred stockholders	625	375
Total Equity	677,834	818,306
Total Liabilities and Stockholders’ Equity	$1,867,901	$1,989,907

See accompanying notes to consolidated financial statements.

The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary ($ in thousands):

	September 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$252,330	$199,136
Intangible assets, net	1,982	5,398
Cash and cash equivalents	3,352	1,374
Restricted cash	4,578	10,761
Accounts and other receivables, net	4,415	2,274
Other assets	1,296	2,651
Total Assets	$267,953	$221,594

Liabilities
Mortgage loans, net	$180,593	$178,458
Due to affiliates	54	—
Intangible liabilities, net	13	18
Accounts payable, accrued expenses and other liabilities	6,732	6,362
Total Liabilities	$187,392	$184,838

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental revenues	$33,715	$32,076	$96,765	$96,051
Other revenues	5,676	3,248	11,366	9,453
Total revenues	39,391	35,324	108,131	105,504
Expenses
Rental property operating	13,571	13,329	39,206	39,937
General and administrative	2,295	1,855	6,078	6,400
Management fee	2,715	3,397	8,544	10,655
Impairment of investments in real estate	33,922	—	33,922	—
Depreciation and amortization	16,209	12,999	43,307	38,568
Total expenses	68,712	31,580	131,057	95,560
Other income (expense)
Income from real estate-related loans and securities	4,453	2,512	14,822	13,356
Interest expense	(18,957)	(15,061)	(52,284)	(43,491)
Gain on extinguishment of debt	32,251	—	32,251	—
Gain (loss) from unconsolidated entities	1,554	1,089	5,278	(1,316)
Other income (expense), net	(476)	3,605	1,707	8,854
Total other income (expense)	18,825	(7,855)	1,774	(22,597)
Net loss	$(10,496)	$(4,111)	$(21,152)	$(12,653)
Net loss attributable to non-controlling interests in third party joint ventures	$289	$192	$722	$235
Net income attributable to non-controlling interests - preferred stockholders	(3)	—	(69)	(45)
Net loss attributable to redeemable non-controlling interests	10	4	20	10
Net loss attributable to stockholders	$(10,200)	$(3,915)	$(20,479)	$(12,453)
Per common share data:
Net loss per share of common stock - basic and diluted	$(0.12)	$(0.04)	$(0.24)	$(0.13)
Weighted average number of shares outstanding - basic and diluted	83,441	92,447	85,676	93,557

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Three months ended September 30, 2024
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at June 30, 2024	$407	$300	$74	$—	$2	$965,258	$(254,028)	$712,013	$4,637	$750	$717,400
Common stock issued	27	1	—	—	—	32,546	—	32,574	—	—	32,574
Stock-based compensation	—	—	—	—	—	80	—	80	—	—	80
Distribution reinvestment	6	3	—	—	—	8,652	—	8,661	—	—	8,661
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	50	—	50
Distributions	—	—	—	—	—	—	(14,402)	(14,402)	—	(3)	(14,405)
Common stock repurchased	(30)	(22)	—	—	(1)	(57,122)	—	(57,175)	—	(125)	(57,300)
Offering costs	—	—	—	—	—	1,287	—	1,287	—	—	1,287
Net (loss) income	—	—	—	—	—	—	(10,210)	(10,210)	(289)	3	(10,496)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(17)	—	(17)	—	—	(17)
Balance at September 30, 2024	$410	$282	$74	$—	$1	$950,684	$(278,640)	$672,811	$4,398	$625	$677,834

Three months ended September 30, 2023
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at June 30, 2023	$423	$364	$94	$—	$1	$1,069,535	$(142,442)	$927,975	$4,127	$375	$932,477
Common stock issued	11	10	—	—	—	27,075	—	27,096	—	—	27,096
Stock-based compensation	—	—	—	—	—	65	—	65	—	—	65
Distribution reinvestment	5	2	—	—	—	9,103	—	9,110	—	—	9,110
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	47	—	47
Distributions	—	—	—	—	—	—	(15,777)	(15,777)	—	—	(15,777)
Common stock repurchased	(22)	(21)	(10)	—	—	(59,364)	—	(59,417)	—	—	(59,417)
Offering costs	—	—	—	—	—	385	—	385	—	—	385
Net loss	—	—	—	—	—	—	(3,919)	(3,919)	(192)	—	(4,111)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(5)	—	(5)	—	—	(5)
Balance at September 30, 2023	$417	$355	$84	$—	$1	$1,046,794	$(162,138)	$885,513	$3,982	$375	$889,870

See accompanying notes to financial statements

Nine Months Ended September 30, 2024
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2023	$415	$342	$83	$—	$1	$1,028,028	$(213,960)	$814,909	$3,022	$375	$818,306
Common stock issued	46	6	—	—	1	60,260	—	60,313	—	—	60,313
Preferred equity issued	—	—	—	—	—	—	—	—	—	375	375
Stock-based compensation	—	—	—	—	—	219	—	219	—	—	219
Distribution reinvestment	15	7	—	—	—	26,267	—	26,289	—	—	26,289
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,098	—	2,098
Distributions	—	—	—	—	—	—	(44,181)	(44,181)	—	(69)	(44,250)
Common stock repurchased	(66)	(73)	(9)	—	(1)	(168,049)	—	(168,198)	—	(125)	(168,323)
Offering costs	—	—	—	—	—	3,976	—	3,976	—	—	3,976
Net loss (income)	—	—	—	—	—	—	(20,499)	(20,499)	(722)	69	(21,152)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(17)	—	(17)	—	—	(17)
Balance at September 30, 2024	$410	$282	$74	$—	$1	$950,684	$(278,640)	$672,811	$4,398	$625	$677,834

Nine Months Ended September 30, 2023
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests Attributable to Third Party Joint Ventures	Non-controlling Interests Attributable to Preferred Stockholders	Total Equity
Balance at December 31, 2022	$424	$367	$94	$—	$—	$1,063,079	$(100,750)	$963,214	$4,071	$375	$967,660
Common stock issued	50	33	—	—	1	121,398	—	121,482	—	—	121,482
Stock-based compensation	—	—	—	—	—	242	—	242	—	—	242
Distribution reinvestment	13	7	—	—	—	28,672	—	28,692	—	—	28,692
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	152	—	152
Distributions	—	—	—	—	—	—	(48,925)	(48,925)	(6)	(45)	(48,976)
Common stock repurchased	(70)	(52)	(10)	—	—	(166,008)	—	(166,140)	—	—	(166,140)
Offering costs	—	—	—	—	—	(605)	—	(605)	—	—	(605)
Net (loss) income	—	—	—	—	—	—	(12,463)	(12,463)	(235)	45	(12,653)
Allocation to redeemable non-controlling interests	—	—	—	—	—	16	—	16	—	—	16
Balance at September 30, 2023	$417	$355	$84	$—	$1	$1,046,794	$(162,138)	$885,513	$3,982	$375	$889,870

See accompanying notes to financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,152)	$(12,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,307	38,568
Impairment of investments in real estate	33,922	—
Management fees	8,544	10,655
Gain on extinguishment of debt	(32,251)	—
Amortization of above and below market leases and lease inducements	(583)	(768)
Amortization of restricted stock grants	242	242
Amortization of deferred financing costs	2,642	2,401
Amortization of upfront derivative acquisition costs	1,431	1,428
Provision for current expected credit losses	(134)	1,765
Amortization of origination fees and discount	—	(70)
Paid-in-kind interest	(653)	—
Realized gain on sale of derivatives	(2,839)	—
Realized gain on investments in real estate-related loans and securities	(7,384)	(1,246)
Unrealized (gain) on investments	(4)	(6,064)
Distributions of earnings from unconsolidated entities	1,339	3,467
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(833)	(527)
Upfront derivative acquisition costs	(369)	(10,119)
Proceeds from settlement of derivative contracts	9,574	—
Increase in other assets	(1,949)	(744)
Increase in accounts and other receivables	(2,751)	(2,390)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,546	(1,324)
Increase in due to affiliates	(1,901)	544
Net cash provided by operating activities	34,744	23,165

Cash flows from investing activities
Acquisitions of real estate	(166,487)	(1,561)
Purchase of real estate-related loans and securities	(15,871)	(51,493)
Proceeds from sale of real estate-related loans and securities	162,400	87,645
Proceeds from principal repayments of real estate-related loans and securities	8,926	13,471
Proceeds from disposition of real estate	25,468	—
Capital improvements to real estate	(3,838)	(6,819)
Purchase of trading securities	(182,734)	(181,664)
Proceeds from sale of trading securities	223,253	175,816
Net cash provided by investing activities	51,117	35,395

Cash flows from financing activities:
Borrowings from mortgage loans and secured credit facility	157,500	911
Repayment of mortgage loans	(125,413)	—
Borrowings from affiliate line of credit	93,500	—
Repayment of affiliate line of credit	(67,000)	—
Payment of deferred financing costs	(2,165)	(35)
Proceeds from issuance of common stock	48,596	95,976
Proceeds from issuance of preferred equity	375	—
Repurchases of common stock	(174,305)	(156,655)
Subscriptions received in advance	2,713	2,993
Payment of organizational and offering costs	(4,881)	(5,575)
Distributions to non-controlling interests	(125)	(6)
Contributions from non-controlling interests	2,098	152
Distributions	(18,289)	(20,292)
Distributions to non-controlling interests attributable to preferred stockholders	(69)	(45)
Net cash used in financing activities	(87,465)	(82,576)

Net change in cash and cash-equivalents and restricted cash	(1,604)	(24,016)
Cash and cash-equivalents and restricted cash, beginning of period	40,701	79,999
Cash and cash-equivalents and restricted cash, end of period	$39,097	$55,983
See accompanying notes to financial statements.

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$28,811	$41,111
Restricted cash	10,286	14,872
Total cash and cash equivalents and restricted cash	$39,097	$55,983

Supplemental disclosures:
Interest paid	$48,396	$39,003
Non-cash investing and financing activities:
Accrued distributions	$(376)	$(6)
Accrued stockholder servicing fee due to affiliate	$(4,486)	$15
Accrued offering costs	$(45)	$453
Accrued capital improvements	$141	$(487)
Accrued repurchases of common stock in accounts payable	$(5,564)	$6,007
Accrued repurchases of common stock in due to affiliates	$(544)	$3,478
Decrease in assets and liabilities in connection with disposition of real estate
Investments in real estate, net	$33,922	$—
Mortgage loans	$32,251	$—

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
As of September 30, 2024, the Company owned 19 investments in real estate, two investments in unconsolidated real estate ventures, three investments in real estate-related loans, and 40 investments in real estate-related debt securities. The Company currently operates in five reportable segments: rental housing, net lease, office, logistics, and real estate-related loans and securities. See Note 14 — “Segment Reporting” to the Company’s Consolidated Financial Statements for financial results by segment.
In October 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, through private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of September 30, 2024, no proceeds had been raised through the DST Program.

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
Certain amounts in the Company’s prior period Consolidated Statements of Operations have been reclassified to conform to the current period presentation. For the three and nine months ended September 30, 2023, $4.0 million and $4.3 million, respectively, of unrealized losses related to changes in the fair value of the Company’s investments in real estate-related securities has been reclassified from Unrealized (loss) gain on investments, net to Income from real estate-related loans and securities to conform to the current period presentation. For the three and nine months ended September 30, 2023, $0.5 million and $0.2 million, respectively, of realized gains related to sales of investments in real estate-related loans and securities has been reclassified from Realized gain on real estate investments, net to Income from real estate-related loans and securities to conform with the current period presentation. For the three and nine months ended September 30, 2023, $1.7 million of unrealized gains and $0.8 million of unrealized losses, respectively, related to changes in the fair value of the Company’s investments in unconsolidated entities has been reclassified from Unrealized (loss) gain on investments, net to Gain (loss) from unconsolidated entities to conform with the current period presentation. For the three and nine months ended September 30, 2023, $4.2 million and $4.1 million, respectively, of realized losses related the Company’s foreign currency swap have been reclassified from Realized gain on financial instruments to Gain (loss) from unconsolidated entities to conform with the current period presentation. For the three and nine months ended September 30, 2023, $3.6 million and $3.6 million, respectively, of unrealized gains related the Company’s foreign currency swap have been reclassified from Unrealized (loss) gain on investments, net to Gain (loss) from unconsolidated entities to conform with the current period presentation. For the three and nine months ended September 30, 2023, $3.2 million and $7.5 million, respectively, of unrealized gains related to changes in the fair value of the Company’s interest rate derivatives have been reclassified from Unrealized (loss) gain on investments, net to Other income, net to conform with the current period presentation. For the three and nine months ended September 30, 2023, $0.4 million and $1.2 million, respectively, of net realized gains related to trading securities has been reclassified from Realized gain on real estate investments, net and Unrealized (loss) gain on investments, net to Other income, net to conform with the current period presentation. For the three and nine months ended September 30, 2023, $0.1 million and $0.2 million, respectively, of interest income related to operating properties has been reclassified from Income from real estate-related loans and securities to Other income, net to conform with the current period presentation.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2024.
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
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of September 30, 2024 and December 31, 2023.
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

The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. In making this determination, the Company considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue. The Company will recognize revenue from such leases prospectively, based on actual amounts received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance. As of September 30, 2024 and December 31, 2023, the allowance for doubtful accounts was approximately $1.2 million and $1.0 million, respectively. These amounts are included in Accounts and other receivables on the Company’s Consolidated Balance Sheets.
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
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Other income (expense), net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Other income (expense), net on the Company’s Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, income from trading securities was $0.3 million and $0.8 million, respectively. During the three and nine months ended September 30, 2023, income from trading securities was $0.4 million and $1.2 million, respectively.
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
The Company recognizes all derivatives as either assets or liabilities in the accompanying Consolidated Balance Sheets and measures those instruments at fair value. Realized and unrealized gains or losses on the Company’s interest rate swaps and caps are recorded in current-period earnings as a component of Other income (expense), net on the Company’s Consolidated

Statements of Operations. The Company recognized $0.9 million of net losses and $0.6 million of net gains during the three and nine months ended September 30, 2024, respectively. The Company recognized $3.2 million and $7.5 million of net gains during the three and nine months ended September 30, 2023, respectively. Realized and unrealized gains or losses on foreign currency derivatives are related to the Company’s unconsolidated non-U.S investment and are recorded as a Gain (loss) from unconsolidated entities on the Company’s Consolidated Statements of Operations. The Company recognized $4.1 million and $3.6 million of net losses on its foreign currency swap contracts during the three and nine months ended September 30, 2024, respectively. The Company recognized $2.6 million of net gains and $1.2 million of net losses on its foreign currency swap contracts during the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, the Company’s derivative instruments consisted of the following ($ and £ in thousands):

	Number of Instruments	Notional Amount	Weighted Average Strike Rate	Weighted Average Maturity (years)
Interest Rate Swaps	1	$100,000	3.7%	1.9
Interest Rate Caps	5	$498,310	5.6%	0.3
Foreign Currency Swap Contracts	1	£62,100	N/A	0.8
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
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$—	$63,267	$7,940	$71,207	$—	$223,605	$—	$223,605
Investments in unconsolidated entities	—	—	86,145	86,145	—	—	78,569	78,569
Trading securities	—	—	—	—	—	39,824	—	39,824
Derivatives	—	357	—	357	—	10,657	—	10,657
Interest rate swaps related to investments in real estate-related securities	—	412	—	412	—	—	—	—
Total	$—	$64,036	$94,085	$158,121	$—	$274,086	$78,569	$352,655

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in real estate-related securities	Investments in unconsolidated entities	Total Assets
Balance as of December 31, 2023	$—	$78,569	$78,569
Transfer into Level 3	9,283	—	9,283
Distributions of earnings from unconsolidated entities	—	(1,339)	(1,339)
Unrealized (loss) gain	(1,343)	4,774	3,431
Gain on foreign currency translation	—	4,141	4,141
Balance as of September 30, 2024	$7,940	$86,145	$94,085

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Average	Impact to Valuation from an Increase in Input
Investments in real estate-related securities	$7,940	Discounted cash flow	Discount rate	14.2%	Decrease
Investments in unconsolidated entities	$86,145	Discounted cash flow	Discount rate	6.3%	Decrease
			Exit capitalization rate	5.2%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Average	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$78,569	Discounted cash flow	Discount rate	5.8%	Decrease
			Exit capitalization rate	4.8%	Decrease
Valuation of Assets Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. Upon execution of the purchase and sale agreement on August 28, 2024 related to an office property, the Company recognized a $33.9 million impairment charge on the property.
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of September 30, 2024, the fair value of the Company’s mortgage loans and other indebtedness was approximately $20.5 million below the outstanding principal balance.
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
The Company has formed wholly-owned subsidiaries that are taxed as taxable REIT subsidiaries (“TRSs”) that are subject to taxation at the federal, state and local levels, as applicable, at regular corporate tax rates. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business. For the three and nine months ended September 30, 2024, the Company recognized income tax expense of $0.1 million and $0.5 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company recognized income tax expense of $0.0 million and $0.2 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of Operations.
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
The Adviser and its affiliates advanced $13.6 million of organization and offering expenses on the Company’s behalf through July 5, 2023 subject to the following reimbursement terms (1) the Company reimburses the Adviser for all such advanced expenses paid through July 5, 2022 ratably over the 60 months following July 6, 2022; and (2) the Company reimburses the Adviser for all such advanced expenses paid from July 6, 2022 through July 5, 2023 ratably over the 60 months following July 6, 2023. Beginning July 6, 2023, the Company reimburses the Adviser for any organization and offering expenses that it incurs on the Company's behalf as and when incurred.
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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three and nine months ended September 30, 2024 and 2023, there were no dilutive participating securities.
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
In March 2024, the FASB issued ASU 2024-02 Codification Improvements - Amendments to Remove References to the Concepts Statements (the “Codification”). ASU 2024-02 contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. The amendments in ASU 2024-02 affect a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance and are effective for public business entities for fiscal years beginning after December 15, 2024. Early application of the amendments is permitted. The Company is currently evaluating the impact of ASU 2024-02, but does not believe the adoption of ASU 2024-02 will have a material impact on the Company’s consolidated financial statements.

3. Investments in Real Estate
As of September 30, 2024 and December 31, 2023, the Company’s investments in real estate, net, consisted of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Building and building improvements	$1,361,001	$1,304,336
Land and land improvements	293,241	262,323
Tenant improvements	29,146	35,877
Furniture, fixtures and equipment	42,735	29,071
Total	1,726,123	1,631,607
Accumulated depreciation	(124,472)	(106,451)
Investments in real estate, net	$1,601,651	$1,525,156
Acquisitions
During the nine months ended September 30, 2024, the Company acquired $167.9 million of investments in real estate, comprised of 181 single-family rental properties and one student housing property, which are included in the Company’s rental housing segment.
During the year ended December 31, 2023, the Company acquired $1.7 million of real estate investments, comprised of six single-family rental properties, which are included in the Company’s rental housing segment.
The following table provides further details of the properties acquired during the nine months ended September 30, 2024 and year ended December 31, 2023 ($ in thousands):

Investment	Ownership Interest	Location	Segment	Acquisition Date	Units	Purchase Price(1)
Single-Family Rentals	100%	Various	Rental Housing	Various 2023	6	$1,681
Single-Family Rentals	100%	Various	Rental Housing	Various 2024	181	50,448
Reflection	97%	Atlanta, GA	Rental Housing	June 2024	741	117,408
Total						$169,537

(1)	Purchase price is inclusive of closing costs.
The following table summarizes the purchase price allocation of the properties acquired during the nine months ended September 30, 2024 and year ended December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Building and building improvements	$114,073	$1,418
Land and land improvements	36,503	263
Tenant improvements	115	—
Furniture, fixtures and equipment	13,933	—
In-place lease intangibles	3,171	—
Lease origination costs	61	—
Total purchase price(1)	$167,856	$1,681

(1)	Purchase price is inclusive of closing costs.

Dispositions
During the three months ended September 30, 2024, the Company disposed of an office property for a gross sales price of $27.6 million. In connection with the sale, the Company repaid $25.5 million of the mortgage loan secured by the property and the lender extinguished the loan, resulting in a $32.3 million gain on extinguishment of debt. The Company did not receive any net sales proceeds from the disposition.
4. Investments in Unconsolidated Entities
The Company holds two investments in unconsolidated joint ventures that it has elected to account for using the FVO, as the Company’s ownership interests in the joint ventures do not meet the requirements for consolidation.
On December 15, 2023, the Company acquired a 2% equity interest in The Avery, a condo and multifamily property located in San Francisco, California, through an indirect interest in a joint venture that owns the property. The Company did not pay any consideration for its interest, which was granted to the Company by the borrower on the Company’s investments in The Avery Senior Loan and The Avery Mezzanine Loan. As of September 30, 2024 and December 31, 2023, the fair value of the Company’s equity interest in The Avery was zero.
The Company holds a 20% interest in Principal Place, a net lease property located in London, United Kingdom, through an indirect interest in the joint venture that owns the property. As of September 30, 2024 and December 31, 2023, the fair value of the Company’s interest in Principal Place was $86.1 million and $78.6 million, respectively.
The following tables provide summarized financial information of the joint venture that owns Principal Place as of and for the periods set forth below ($ in thousands):

	As of September 30, 2024	As of December 31, 2023
Total Assets	$1,079,181	$1,042,957
Total Liabilities	659,108	634,183
Total Equity	$420,073	$408,774

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Revenues	$12,654	$11,945	$37,590	$35,428
Total Expenses	12,577	14,310	38,778	41,096
Net Loss	$77	$(2,365)	$(1,188)	$(5,668)

5. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$30,268	$32,513
Lease origination costs	12,108	14,203
Lease inducements	—	2,690
Tax intangibles	5,249	5,249
Above-market lease intangibles	114	114
Total intangible assets	47,739	54,769
Accumulated amortization:
In-place lease intangibles	(6,196)	(6,644)
Lease origination costs	(3,702)	(4,188)
Lease inducements	—	(1,101)
Tax intangibles	(1,843)	(1,340)
Above-market lease intangibles	(50)	(37)
Total accumulated amortization	(11,791)	(13,310)
Intangible assets, net	$35,948	$41,459

Intangible liabilities:
Below-market lease intangibles	$(28,909)	$(28,919)
Accumulated amortization	3,790	2,792
Intangible liabilities, net	$(25,119)	$(26,127)

The weighted average amortization periods of the Company’s intangible assets is 193 months and intangible liabilities is 266 months.
As of September 30, 2024, the estimated future amortization of the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2024 (remaining)	$593	$5	$496	$(336)
2025	1,670	18	1,912	(1,340)
2026	1,566	18	1,745	(1,332)
2027	1,457	7	1,646	(1,327)
2028	1,374	5	1,210	(1,327)
2029	1,320	5	1,039	(1,327)
Thereafter	16,092	6	3,764	(18,130)
Total	$24,072	$64	$11,812	$(25,119)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Real estate-related securities	$71,207	$223,605
Real estate-related loans	17,291	16,503
Interest rate swaps	412	—
Total investments in real estate-related loans and securities	$88,910	$240,108

The following tables detail the Company’s real estate-related loan investments as of September 30, 2024 and December 31, 2023 ($ in thousands):

					September 30, 2024
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Allowance Adjustment	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	SOFR+8.15%	June 2026	Principal due at maturity	$10,000	$—	$10,000
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	7,407	(1,560)	5,847
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	1,794	(350)	1,444
Total					$19,201	$(1,910)	$17,291

					December 31, 2023
Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Allowance Adjustment	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	SOFR+8.15%	June 2026	Principal due at maturity	$10,000	$—	$10,000
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	6,878	(1,670)	5,208
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	1,669	(374)	1,295
Total					$18,547	$(2,044)	$16,503
`

(1)	As of September 30, 2024 and December 31, 2023, SOFR was 4.84% and 5.38%, respectively.
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

For the three months ended September 30, 2024, the Company recognized an estimated credit loss of $0.1 million related to its investments in real-estate related loans. For the nine months ended September 30, 2024, the Company recognized an allowance recovery of $0.1 million for estimated credit loss, which is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. The estimated credit loss is related to The Avery Senior Loan and The Avery Mezzanine Loan and is based on the expected timing of loan repayments, forecasted cash flows from the underlying collateral, and the current macroeconomic environment. The Company estimates its credit loss allowance primarily using the discounted cash flow method based on projected future principal cash flows for each individual loan. For the year ended December 31, 2023, the Company recognized $2.0 million as an allowance adjustment for estimated credit loss. There have been no write-offs related to the Company’s investments in real estate-related loans.

The Company’s investments in real estate-related securities consist of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and interest rate swap contracts related to its investments in real estate-related securities.
The following tables detail the Company’s investments in real estate-related securities as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	4	SOFR+3.84%	August 2026	$27,669	$25,527	$24,857
CMBS - fixed	9	4.56%	May 2026	23,413	20,650	9,528
RMBS - fixed	27	5.39%	August 2026	37,182	36,228	36,822
Interest rate swaps	2	4.40%	September 2026	—	—	412
Total	42	6.08%(3)	July 2026	$88,264	$82,405	$71,619

	December 31, 2023
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	29	SOFR+3.64%	November 2025	$149,282	$141,971	$143,423
CMBS - fixed	7	4.26%	April 2026	37,913	33,413	24,322
RMBS - floating	6	SOFR+1.58%	October 2024	10,752	10,757	10,765
RMBS - fixed	30	4.71%	July 2026	46,611	45,105	45,095
Total	72	7.37%	January 2026	$244,558	$231,246	$223,605

(1)	As of September 30, 2024 and December 31, 2023, SOFR was equal to 4.84% and 5.38%, respectively.
(2)	Weighted average maturity date is based on the fully extended maturity date of the investments.
(3)	Total weighted average coupon is calculated on CMBS and RMBS and excludes interest rate swaps.
During the three and nine months ended September 30, 2024, the Company recorded net gains of $2.1 million and net gains of $3.5 million, respectively, on its investments in real estate-related securities. During the three and nine months ended September 30, 2023, the Company recorded net losses on its investments in real estate-related securities of $3.5 million and $4.1 million, respectively. Such amounts are recorded as components of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
Certain of the Company’s investments in real estate-related securities are floating rate and indexed to SOFR. As such, the Company is exposed to interest rate risk and net income will increase or decrease depending on interest rate movements. The Company seeks to manage this risk by entering into interest rate swap contracts related to its investments in real estate-related securities. As of September 30, 2024, the Company had two interest rate swap contracts related to its investments in real estate-related securities with an aggregate notional amount of $24.0 million and a weighted average strike rate of 4.40%. The Company did not have any interest rate swap contracts related to its investments in real estate-related securities as of December 31, 2023. Interest paid or received by the Company related to such instruments is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. The Company measures its interest rate swap contracts at fair value and records the value of such instruments as a component of Investments in real estate-related loans and securities, net in its Consolidated Balance Sheets and any realized and unrealized gains or losses as a component of Income from real estate-related loans and securities on its Consolidated Statements of Operations.

7. Accounts and Other Receivables, Net and Other Assets
The following tables summarize the components of Accounts and other receivables, net and Other assets as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Straight-line rent receivables	$6,214	$5,058
Accounts receivable, net	4,401	4,700
Interest receivable	582	1,036
Total accounts and other receivables, net	$11,197	$10,794

	September 30, 2024	December 31, 2023
Derivative instruments	$357	$10,657
Other	1,317	469
Prepaid expenses	3,279	2,170
Trading securities	—	39,824
Total other assets	$4,953	$53,120

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of Accounts payable, accrued expenses and other liabilities as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$13,111	$7,547
Stock repurchases payable	8,334	13,898
Real estate taxes payable	5,761	3,665
Distributions payable	4,756	5,132
Tenant security deposits	4,002	3,400
Accrued interest expense	1,908	4,204
Derivative instruments	3,334	—
Prepaid rent	603	1,378
Total accounts payable, accrued expenses and other liabilities	$41,809	$39,224

9. Mortgage Loans, Secured Term Loan and Secured Credit Facility, Net
The following table summarizes the components of Total indebtedness, net as of September 30, 2024 and December 31, 2023 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2024	December 31, 2023
Fixed rate loans:
Fixed rate mortgages	3.84%	December 2029	N/A	$395,720	$263,720
Total fixed rate loans				395,720	263,720
Variable rate loans:
Floating rate mortgages	SOFR+1.73%	September 2027	N/A	524,705	680,410
Secured credit facility(3)	SOFR+2.00%	January 2025	$300,000	144,485	118,985
Affiliate line of credit(4)	SOFR+2.25%	November 2025	$125,000	26,500	—
Total variable rate loans				695,690	799,395
Total indebtedness				1,091,410	1,063,115
Deferred financing costs, net				(4,295)	(4,772)
Total indebtedness, net				$1,087,115	$1,058,343

(1)	As of September 30, 2024 and December 31, 2023, SOFR was 4.84% and 5.38%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
(3)
As of September 30, 2024, borrowings on the Secured Credit Facility (defined below) were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rentals. As of December 31, 2023 borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rentals.

(4)
Borrowings under the Affiliate Line of Credit (defined below) bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of September 30, 2024 ($ in thousands):

Year	Amount
2024 (remaining)	$108
2025	198,110
2026	50,099
2027	360,786
2028	118,097
2029	254,335
Thereafter	109,875
Total	$1,091,410
The mortgage loans and Secured Credit Facility are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of September 30, 2024, the Company is in compliance with all of its loan covenants that could result in a default under such agreements.
Mortgage Loans
During the nine months ended September 30, 2024, the Company obtained a $65.0 million fixed rate mortgage loan related to the acquisition of a property and obtained a $67.0 million fixed rate mortgage loan in relation to the DST Program. During the year ended December 31, 2023, the Company did not obtain any new mortgage loans but received $0.9 million of additional borrowings on an existing mortgage loan. During the nine months ended September 30, 2024, the Company repaid $125.4 million of mortgage loans, including a $25.5 million mortgage loan secured by an office property that the Company disposed in September 2024 and recognized $32.3 million gain on extinguishment of debt related to the sale of an office property. During year ended December 31, 2023, the Company did not repay any mortgage loans.
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
During the nine months ended September 30, 2024, the Company drew $25.5 million of additional borrowings on the Secured Credit Facility related to the acquisition of properties.
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the “Affiliate Line of Credit”), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The Affiliate Line of Credit had an initial maturity date of November 2, 2022, with one-year extension options subject to the lender’s approval. Effective November 1, 2024, the maturity date of the Affiliate Line of Credit was extended to November 2, 2025. As of September 30, 2024, there was $26.5 million of outstanding borrowings on the Affiliate Line of Credit. As of December 31, 2023, there were no outstanding borrowings on the Affiliate Line of Credit.

10. Related Party Transactions
Advisory Agreement
Pursuant to the advisory agreement among the Adviser, the Operating Partnership and the Company (the “Advisory Agreement”), the Adviser is entitled to a management fee as compensation for the services it provides to the Company and the Operating Partnership. The Company pays the Adviser a management fee equal to 1.25% per annum of the Company’s NAV on its Class T, Class S, Class D, Class I and Class C shares of common stock, payable monthly. The Operating Partnership pays the Adviser a management fee equal to 1.25% per annum of the Operating Partnership’s NAV of its Class T, Class T-1, Class S, Class S-1, Class D, Class D-1, Class I and Class C units held by unitholders other than the Company, payable monthly. In addition, the Company and the Operating Partnership pay the Adviser a management fee equal to 1.25% per annum of the aggregate DST Property consideration, payable monthly, for all DST Properties subject to a fair market option Option held by the Operating Partnership. For avoidance of doubt, the Adviser will not receive a duplicative management fee with respect to any DST Property. In calculating the management fee, the Company will use its NAV and the Operating Partnership’s NAV before giving effect to any accruals for the management fee, the performance fee, the stockholder servicing fee, the investor servicing fee or distributions payable on its shares or the Operating Partnership’s units. No management fee is paid with respect to Class E shares or Class E units.
The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock. To date, the Adviser has elected to receive the management fee in Class I and Class E shares of the Company’s common stock. During the three and nine months ended September 30, 2024, management fees earned by the Adviser were $2.7 million and $8.5 million, respectively. During the three and nine months ended September 30, 2023, management fees earned by the Adviser were $3.4 million and $10.7 million, respectively.
During the nine months ended September 30, 2024, the Company issued 756,623 unregistered Class I shares of common stock to the Adviser for the payment of management fees earned from December 2023 through August 2024. The Company also had an accrued payable of $0.9 million related to the management fee as of September 30, 2024, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During October 2024, the Adviser was issued 81,599 unregistered Class I shares as payment for the $0.9 million management fee accrued as of September 30, 2024.
The Adviser is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and Class T shares of common stock (no performance fee is paid on the Class E shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory

Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or units of the Operating Partnership. During the three and nine months ended September 30, 2024 and 2023, the Company accrued no performance fees in the Company’s Consolidated Statements of Operations.
Repurchase of Adviser Shares
During the nine months ended September 30, 2024, the Company repurchased 787,288 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $8.9 million. During the nine months ended September 30, 2023, the Company repurchased 1,321,224 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $17.1 million.
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
Dealer Manager Agreements
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
In connection with the launch of the DST Program, Brookfield Real Estate Exchange LLC, (the “DST sponsor”), the Dealer Manager and, solely with respect to its obligations with respect to the investor servicing fee, the Operating Partnership, entered into a DST dealer manager agreement (the “DST Dealer Manager Agreement”), pursuant to which the Dealer Manager serves as the dealer manager for the DST Offerings on a “best efforts” basis. Under the DST Dealer Manager Agreement, each DST will pay the Dealer Manager upfront selling commissions of up to 5.0% of the total cash purchase price paid per DST Interest sold, upfront dealer manager fees of up to 1.0% of the total cash purchase price paid per DST Interest sold, and placement fees in an amount up to 1.0% of the total cash purchase price paid per DST Interest sold. Additionally, each DST will pay to the Dealer Manager an ongoing investor servicing fee of up to 0.25% per annum of the total cash purchase price paid for the DST Interests sold in the applicable DST Offering.
The Operating Partnership will pay the Dealer Manager, solely with respect to Operating Partnership units issued in connection with the FMV Option in exchange for DST Interests and only until the fee limit (if any) set forth in the applicable agreement between the Dealer Manager and the participating distribution agent that sold such DST Interests in a DST Offering has been reached, an investor servicing fee equal to 0.85% per annum of the aggregate NAV for the applicable Class T-1 units, an investor servicing fee equal to 0.85% per annum of the aggregate NAV for the applicable Class S-1 units and an investor servicing fee equal to 0.25% per annum of the aggregate NAV for the applicable Class D-1 units. No investor servicing fee will be paid for Class I units. All or a portion of the selling commissions, dealer manager fees, and investor servicing fees may be reallowed to participating distribution agents, as set forth in the applicable agreement between the Dealer Manager and such participating distribution agent.
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

Affiliate Line of Credit
In November 2021, the Company entered into the Affiliate Line of Credit, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. For further details on the Affiliate Line of Credit, see Note 9 — “Mortgage loans, secured term loan and secured credit facility, net” to the Company’s Consolidated Financial Statements.
Affiliate Loan to DST Property
In September 2024, the Company entered into a mortgage loan agreement with an affiliate of Brookfield. The loan is secured by a rental housing property that is expected to be a part of the DST Program. Under the terms of the loan agreement, the Company borrowed an aggregate principal amount of $67.0 million at a fixed rate of 4.2% with a maturity date of September 30, 2034.
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Class E units of the Operating Partnership (“OP Units”) in connection with its contribution of certain properties on November 2, 2021 (the “Brookfield Portfolio”). The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Class E OP Units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Class E OP Units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50.0 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Class E OP Units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause the Company to repurchase its shares and Class E OP Units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of common stock or OP Units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. During the nine months ended September 30, 2024, the Company and the Operating Partnership did not repurchase any shares or Class E OP Units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement.
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
The following table summarizes the Company’s affiliate service provider expenses for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Property management fees(1)	$899	$710	$2,484	$2,142
Single-family rental leasing, maintenance and turnover oversight fees(1)	216	163	532	442
Capitalized construction management fees(2)	9	29	51	66
Capitalized single-family rental renovation oversight fees(2)	(2)	8	(1)	40
Reimbursed personnel costs(3)	1,911	1,812	5,598	5,125
Total	$3,033	$2,722	$8,664	$7,815

(1)	Included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company’s Consolidated Balance Sheets.
(3)
For the three and nine months ended September 30, 2024, $1.7 million and $4.9 million, respectively, included in Rental property operating expenses and $0.2 million and $0.7 million, respectively, included in General and administrative expenses on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, $1.6 million and $4.4 million, included in Rental property operating expenses and $0.3 million and $0.7 million included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

Captive Insurance Company
BPG Bermuda Insurance Limited (“BAM Insurance Captive”), a Brookfield affiliate, provides property and liability insurance for certain of the Company’s properties. For the three and nine months ended September 30, 2024, the Company incurred an insignificant amount for insurance premiums. For the three and nine months ended September 30, 2023, the Company incurred $0.0 million and $0.2 million, respectively, for insurance premiums.
On March 31, 2023, Obsidian Mutual IC (“Obsidian”), a Brookfield affiliate, replaced BAM Insurance Captive in providing property insurance for certain of the Company’s properties. For the three and nine months ended September 30, 2024, the Company incurred an insignificant amount for insurance premiums provided by Obsidian.
On March 15, 2024, Onyx Mutual Insurance IC (“Onyx”), a Brookfield affiliate, replaced BAM Insurance Captive in providing liability insurance for certain of the Company’s properties. For the three and nine months ended September 30, 2024, the Company incurred an insignificant amount for insurance premiums provided by Onyx.
Terrorism Insurance Provider
Liberty IC Casualty LLC, a Brookfield affiliate, provides terrorism insurance for certain of the Company’s properties. For the three and nine months ended September 30, 2024 and 2023, the insurance premiums incurred by the Company were insignificant.

Submetering Services
Certain of the Company’s properties sold submetering infrastructure and associated equipment to Metergy, a Brookfield affiliate. Sale proceeds earned by the Company for the three and nine months ended September 30, 2024 and 2023 was zero. Metergy provides submetering services to certain of the Company’s properties. For the three and nine months ended September 30, 2024 and 2023, the Company incurred fees of an insignificant amount.
Due to Affiliates
The following table details the components of Due to affiliates as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Accrued stockholder servicing fee	$18,593	$25,507
Advanced organization and offering costs	7,694	9,734
Stock repurchase payable to the Adviser for management fees	2,809	3,353
Other(1)	1,479	2,410
Accrued management fee	899	1,046
Accrued affiliate service provider expenses	901	1,915
OP Units distributions payable	6	6
Total	$32,381	$43,971

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.

11. Stockholders’ Equity and Redeemable Non-controlling Interests
Authorized Capital
On April 30, 2018, the SEC declared effective the Company’s registration statement on Form S-11 for the Initial Public Offering. On November 2, 2021, the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-255557) for the Current Offering of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan. The Initial Public Offering terminated upon the commencement of the Current Offering. Pursuant to the Current Offering, the Company is offering to sell any combination of four classes of shares of its common stock, Class S shares, Class I shares, Class T shares and Class D shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company is also offering Class I, Class C and Class E shares in private offerings exempt from registration. Other than the differences in upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance fees, each class of common stock has the same economic and voting rights.

Classification	No. of Authorized Shares (in thousands)	Par Value Per Share
Preferred stock	50,000	$0.01
Class S common stock	225,000	$0.01
Class I common stock	250,000	$0.01
Class T common stock	225,000	$0.01
Class D common stock	100,000	$0.01
Class C common stock	100,000	$0.00
Class E common stock	100,000	$0.00
	1,050,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock for the nine months ended September 30, 2024 (in thousands):

	Nine Months Ended September 30, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E	Total
December 31, 2023	34,244	41,504	148	—	9,347	3,353	88,596
Common stock issued(2)	597	4,630	18	—	—	71	5,316
Distribution reinvestment	675	1,455	1	—	—	166	2,297
Common stock repurchased	(7,291)	(6,571)	(20)	—	(871)	(125)	(14,878)
September 30, 2024	28,225	41,018	147	—	8,476	3,465	81,331

(1)	As of September 30, 2024, no Class T shares had been issued.
(2)	Includes conversions between share classes.

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
The following table details the aggregate net distributions declared for each applicable class of common stock for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2142	$0.2142	$0.2142	$—	$0.2142	$0.2142
Stockholder servicing fee per share of common stock	(0.0236)	—	(0.0071)	—	—	—
Management fee per share of common stock	(0.0345)	(0.0348)	(0.0351)	—	(0.0339)	—
Net distributions declared per share of common stock	$0.1561	$0.1794	$0.1720	$—	$0.1803	$0.2142

	Nine Months Ended September 30, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.6447	$0.6447	$0.6447	$—	$0.6447	$0.6447
Stockholder servicing fee per share of common stock	(0.0718)	—	(0.0214)	—	—	—
Management fee per share of common stock	(0.1056)	(0.1065)	(0.1073)	—	(0.1040)	—
Net distributions declared per share of common stock	$0.4673	$0.5382	$0.5160	$—	$0.5407	$0.6447

(1)	No Class T shares of common stock were issued or outstanding, thus no distributions were declared for Class T common stock during the nine months ended September 30, 2024.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders will have their cash distributions attributable to the shares they own automatically reinvested in additional shares of common stock; provided, however, that clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan and stockholders that are residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to participate in the distribution reinvestment plan. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. During the nine months ended September 30, 2024 and 2023, $26.3 million and $28.7 million of distributions were reinvested for 2,295,766 and 2,209,359 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purposes. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and an annual dividend payable ranging between 12.0% and 12.5%. As of September 30, 2024, there were $625,000 of preferred non-voting shares outstanding.
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
The following table summarizes the Redeemable non-controlling interest activity for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Balance at beginning of the year	$933	$990
GAAP net loss allocation	(20)	(10)
Distributions	(53)	(75)
Distributions reinvested	53	74
Fair value allocation	17	(16)
Ending balance	$930	$963
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
In addition, the total amount of shares that the Company will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of its aggregate NAV attributable to its stockholders as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of its aggregate NAV attributable to its stockholders as of the last day of the previous calendar quarter. The Company measures the repurchase limitations based on net repurchases during a month or quarter. The term “net repurchases” means, during the applicable period, the excess capital outflows over capital inflows. The term “capital outflows” means share repurchases under the Company’s share repurchase plan in a given period. The term “capital inflows” means proceeds from share subscriptions received in a given period that are accepted as of the first calendar day of the next month, plus purchases pursuant to the Company’s distribution reinvestment plan. For any given calendar quarter, the maximum amount of repurchases during that quarter will be equal to (1) 5% of the aggregate NAV attributable to the Company’s stockholders as of the last calendar day of the previous calendar quarter, plus (2) capital inflows during such calendar quarter. The same would apply for a given month, except that repurchases in a month would be subject to the 2% limit described above (subject to potential carry-over capacity), and netting would be measured on a monthly basis.
With respect to future periods, the Company’s board of directors may choose whether the limitations will be applied to “gross repurchases” rather than to net repurchases. If repurchases for a given month or quarter are measured on a gross basis rather than on a net basis, the repurchase limitations would limit the amount of shares repurchased in a given month or quarter without regard to any capital inflows for that month or quarter. In order for the Company’s board of directors to change the application of the limitations from net repurchases to gross repurchases or vice versa, the Company will provide notice to stockholders in a prospectus supplement or special or periodic report filed by us, as well as in a press release or on the Company’s website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure repurchases on a gross basis or net basis will only be made for an entire quarter, and not particular months within a quarter.
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
During the nine months ended September 30, 2024 and 2023, the Company repurchased 14,090,675 and 11,663,360 shares of common stock representing a total of $159.3 million and $149.0 million, respectively, under its share repurchase plan. The Company satisfied all repurchase requests during the nine months ended September 30, 2024 and 2023.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it. The Company may, from time to time, enter into payment guarantees related to mortgage loans at its investments in unconsolidated entities. As of September 30, 2024, the Company has a payment guarantee of $1.6 million.

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
The following table details the components of operating lease income from leases in which the Company is the lessor for the periods set forth below ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed lease payments	$31,742	$29,678	$90,679	$88,005
Variable lease payments	1,973	2,398	6,086	8,046
Total rental revenues	$33,715	$32,076	$96,765	$96,051

The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, net lease, and office properties as of September 30, 2024. The table below excludes the Company’s rental housing properties as substantially all leases are shorter term in nature ($ in thousands):

Year	Future Minimum Rents
2024 (remaining)	$6,828
2025	26,676
2026	25,401
2027	24,426
2028	23,757
2029	22,066
Thereafter	101,472
Total	$230,626

14. Segment Reporting
As of September 30, 2024, the Company operates in five reportable segments: rental housing, office, logistics, net lease and real estate-related loans and securities. The Company continually evaluates the financial information used by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the Company’s assets by segment ($ in thousands):

	September 30, 2024	December 31, 2023
Rental Housing	$1,199,831	$1,061,941
Office	34,921	103,179
Logistics	105,670	108,329
Net Lease	416,807	415,282
Real estate-related loans and securities	88,910	240,108
Other (Corporate)	21,762	61,068
Total assets	$1,867,901	$1,989,907

The following table sets forth the financial results by segment for the three months ended September 30, 2024 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$24,028	$2,505	$2,004	$5,178	$—	$33,715
Other revenues	5,312	350	3	11	—	5,676
Total revenues	29,340	2,855	2,007	5,189	—	39,391

Expenses:
Rental property operating	10,397	1,515	458	1,201	—	13,571
Total expenses	10,397	1,515	458	1,201	—	13,571
Income from real estate-related loans and securities	—	—	—	—	4,453	4,453
Segment net operating income	$18,943	$1,340	$1,549	$3,988	$4,453	$30,273

Gain from unconsolidated entities						1,554
Other expense, net						(476)
Impairment of investments in real estate						(33,922)
Gain on extinguishment of debt						32,251
Depreciation and amortization						(16,209)
General and administrative expenses						(2,295)
Management fee						(2,715)
Interest expense						(18,957)
Net loss						$(10,496)
Net loss attributable to non-controlling interests in third party joint ventures						289
Net income attributable to non-controlling interests - preferred stockholders						(3)
Net loss attributable to redeemable non-controlling interests						10
Net loss attributable to stockholders						$(10,200)
The following table sets forth the financial results by segment for the three months ended September 30, 2023 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$21,192	$3,579	$2,127	$5,178	$—	$32,076
Other revenues	3,130	95	2	21	—	3,248
Total revenues	24,322	3,674	2,129	5,199	—	35,324

Expenses:
Rental property operating	10,200	1,632	571	926	—	13,329
Total expenses	10,200	1,632	571	926	—	13,329
Income from real estate-related loans and securities	—	—	—	—	2,512	2,512
Segment net operating income	$14,122	$2,042	$1,558	$4,273	$2,512	$24,507

Gain from unconsolidated entities						1,089
Other income, net						3,605
Depreciation and amortization						(12,999)
General and administrative expenses						(1,855)
Management fee						(3,397)
Interest expense						(15,061)
Net loss						$(4,111)
Net loss attributable to non-controlling interests in third party joint ventures						192
Net loss attributable to redeemable non-controlling interests						4
Net loss attributable to stockholders						$(3,915)

The following table sets forth the financial results by segment for the nine months ended September 30, 2024 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$67,207	$7,999	$6,025	$15,534	$—	$96,765
Other revenues	10,667	667	—	32	—	11,366
Total revenues	77,874	8,666	6,025	15,566	—	108,131

Expenses:
Rental property operating	29,940	4,357	1,521	3,388	—	39,206
Total expenses	29,940	4,357	1,521	3,388	—	39,206
Income from real estate-related loans and securities	—	—	—	—	14,822	14,822
Segment net operating income	$47,934	$4,309	$4,504	$12,178	$14,822	$83,747

Gain from unconsolidated entities						5,278
Other income, net						1,707
Impairment of investments in real estate						(33,922)
Gain on extinguishment of debt						32,251
Depreciation and amortization						(43,307)
General and administrative expenses						(6,078)
Management fee						(8,544)
Interest expense						(52,284)
Net loss						$(21,152)
Net loss attributable to non-controlling interests in third party joint ventures						722
Net income attributable to non-controlling interests - preferred stockholders						(69)
Net loss attributable to redeemable non-controlling interests						20
Net loss attributable to stockholders						$(20,479)

The following table sets forth the financial results by segment for the nine months ended September 30, 2023 ($ in thousands):

	Rental Housing	Office	Logistics	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$62,900	$9,818	$5,808	$17,525	$—	$96,051
Other revenues	8,865	513	3	72	—	9,453
Total revenues	71,765	10,331	5,811	17,597	—	105,504

Expenses:
Rental property operating	28,705	4,582	1,854	4,796	—	39,937
Total expenses	28,705	4,582	1,854	4,796	—	39,937
Income from real estate-related loans and securities	—	—	—	—	13,356	13,356
Segment net operating income	$43,060	$5,749	$3,957	$12,801	$13,356	$78,923

Loss from unconsolidated entities						(1,316)
Other income, net						8,854
Depreciation and amortization						(38,568)
General and administrative expenses						(6,400)
Management fee						(10,655)
Interest expense						(43,491)
Net loss						$(12,653)
Net loss attributable to non-controlling interests in third party joint ventures						235
Net income attributable to non-controlling interests - preferred stockholders						(45)
Net loss attributable to redeemable non-controlling interests						10
Net loss attributable to stockholders						$(12,453)

15. Subsequent Events
On November 8, 2024, the Company, the Operating Partnership, the general partner of the Operating Partnership and BUSI II-C L.P., an affiliate of Brookfield (“BUSI II-C”), entered into an agreement pursuant to which the Company repurchased, at the then-current transaction price, 25,123,346.212 Class I shares and 2,173,519.737 Class E shares held by BUSI II-C in exchange for an in-kind distribution to BUSI II-C of 25,123,346.212 Class I OP Units and 2,173,519.737 Class E OP Units.

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
As of September 30, 2024, we owned and operated 19 investments in real estate and held investments in two unconsolidated real estate interests, three real estate-related loans, 40 short-term real estate-related debt securities and two interest rate derivatives related to its investments in real estate-related securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties or real estate-related loans.
DST Program
On October 1, 2024, we initiated, through the Operating Partnership, a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $1.0 billion of beneficial interests (“DST Interests”) in specific Delaware statutory trusts (“DSTs”) holding one or more real properties (each, a “DST Property” and, collectively, the “DST Properties”). These DST Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”), in one or more offerings (the “DST Offerings”). Under the DST Program, each DST Property will be sourced from our real properties or from third parties, which will be held in a DST and subsequently leased by one of our wholly owned subsidiaries in accordance with a certain master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will hold a fair market value option (the “FMV Option”), giving it the right, but not the obligation, to acquire the DST Interests in the applicable DST from the investors in exchange for Operating Partnership units or cash, at the Operating Partnership’s discretion. Such FMV Option shall be exercisable during a one-year option period, beginning two years following the sale of the last DST Interest in any such DST Offering. The Operating Partnership, in its sole and absolute discretion, may assign its rights in the FMV Option to a subsidiary, an affiliate, a successor entity to the Operating Partnership or the acquirer of a majority of the Operating Partnership’s assets. After a one-year holding period, investors who acquire Operating Partnership units pursuant to the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their Operating Partnership units for, at our sole discretion, shares of our common stock, cash, or a combination of both.
We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the
“Code”). Affiliates of the Adviser have provided and may continue to provide mortgage financing with respect to certain DST Properties and are expected to receive fees in connection with the sale of the DST Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We have not allocated specific amounts of the net proceeds from the DST Program for any specific purpose.
Recent Developments
Business Outlook
Portfolio performance for the quarter was positive as real estate fundamentals have continued to be resilient and property valuations have stabilized after a prolonged period of volatility. Inflation in the United States has declined significantly since its peak in 2022, while broader economic conditions remain favorable. In September, the U.S. Federal Reserve issued its first rate cut in four years, with additional rate cuts widely expected in the coming months. The change in rate policy and decline in interest rates should create favorable conditions for private real estate, including positive impacts to property values and cash flows.
Debt capital markets have also benefited from the recent relief from elevated interest rates, with new issuance volume increasing significantly from the same period last year. The increased availability of debt and tightening of credit spreads should drive an increase of real estate transaction volume heading into 2025. We believe we are well-positioned to capitalize on these opportunities going forward, with no unsatisfied repurchase requests and approximately $350 million of total liquidity as of September 30, 2024.
Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q3 2024 Highlights

Operating and Capital Raising Results:
•Year-to-date total returns through September 30, 2024, excluding upfront selling commissions, were -2.06% for Class S shares, -1.30% for Class I shares and -1.25% for Class D shares. Negative year-to-date performance is primarily attributable to increases during the first half of the year to discount and exit cap rates assumptions used in our property valuations. Total return is calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares. As of September 30, 2024, no Class T shares of common stock had been issued.
•Annualized total returns from inception through September 30, 2024, excluding upfront selling commissions, were 6.47% for Class S, 7.54% for Class I, and -3.11% for Class D shares. Since inception returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued.
•Raised $29.8 million of gross proceeds from the sale of our common stock through public and private offerings during the three months ended September 30, 2024.
•Declared monthly net distributions totaling $14.4 million during the three months ended September 30, 2024. As of September 30, 2024, the annualized net distribution rate was 5.75% for Class S shares, 6.51% for Class I shares and 6.20% for Class D shares.
•Reinvested distributions of $8.7 million during the three months ended September 30, 2024.

Investing and Financing Activity:
•As of September 30, 2024, our leverage ratio was 52.3%. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. There is no indebtedness on our real estate-related debt investments. The leverage ratio would be higher if our pro rata share of debt within our unconsolidated investment was included in the calculation.
•During the three months ended September 30, 2024, we sold Two Liberty Center for a gross sales price of $27.6 million ($0 of net sale proceeds after repayment of debt) and recognized a gain on debt extinguishment of $32.3 million.
•During the three months ended September 30, 2024, we refinanced The Parker at Huntington Metro with a $67.0 million mortgage loan from an affiliate of Brookfield in connection with the launch of our DST Program. We also repaid $93.5 million on a secured term loan to release The Parker at Huntington Metro.

Current Portfolio:
•As of September 30, 2024, our investment portfolio, based on the NAV of our investments, consisted of 90% real estate properties and 10% real estate-related loans and securities. NAV is measured as the fair value of our investments less any mortgages or debt obligations related to such investments. There is no indebtedness on our real estate-related debt investments.
•Our real estate properties as of September 30, 2024, based on fair value, consisted of rental housing (69%), net lease (21%), logistics (9%) and office (1%).
•As of September 30, 2024, our real estate-related loans and securities consisted of 45 investments with an aggregate fair value of $89.0 million.

Portfolio

Investments in Real Estate
The following table provides information regarding our portfolio of real estate properties as of September 30, 2024:

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Rental Housing	April 2019	90%	$59.2	448	94%
Arbors of Las Colinas	Dallas, TX	Rental Housing	December 2020	90%	63.5	408	84%
1110 Key Federal Hill	Baltimore, MD	Rental Housing	September 2021	100%	73.6	224	91%
Domain	Orlando, FL	Rental Housing	November 2021	100%	74.1	324	90%
The Burnham	Nashville, TN	Rental Housing	November 2021	100%	129.0	328	93%
Flats on Front	Wilmington, NC	Rental Housing	December 2021	100%	97.5	273	95%
Verso	Beaverton, OR	Rental Housing	December 2021	100%	74.0	172	92%
2626 South Side Flats	Pittsburgh, PA	Rental Housing	January 2022	100%	90.0	264	94%
The Parker at Huntington Metro	Alexandria, VA	Rental Housing	March 2022	100%	136.0	360	93%
Briggs + Union	Mount Laurel, NJ	Rental Housing	April 2022	100%	158.0	490	93%
Single-Family Rentals	Various	Rental Housing	Various	100%	178.5	667	91%
Reflection	Atlanta, GA	Rental Housing	June 2024	97%	116.0	741	79%
Principal Place(5)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	91%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
Total					$1,825.8

(1)	Investments in real estate properties includes our consolidated property investments and our unconsolidated investment in Principal Place.
(2)	The joint venture agreements entered into by us (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(3)	Purchase price is presented in millions and excludes acquisition costs.
(4)
For rental housing investments, except single-family rentals, occupancy represents the percentage of all leased units divided by the total available units as of September 30, 2024. Single-family rentals occupancy represents all occupied homes divided by the total stabilized homes as of the date indicated. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of September 30, 2024.

(5)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.

Investments in Real Estate-Related Loans and Securities
The following table details our investments in real estate-related loans as of September 30, 2024 ($ in thousands):

Investment	Collateral	Interest Rate(1)	Maturity Date	Payment Terms	Face Amount	Allowance Adjustment	Carrying Amount
IMC/AMC Bond Investment	International Markets Center AmericasMart Atlanta	SOFR+8.15%	June 2026	Principal due at maturity	$10,000	$—	$10,000
The Avery Senior Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	7,407	(1,560)	5,847
The Avery Mezzanine Loan(2)	The Avery Condominium San Francisco, California	10.00%	December 2024	Principal due at maturity(3)	1,794	(350)	1,444
Total					$19,201	$(1,910)	$17,291

(1)	As of September 30, 2024, SOFR was 4.84%.
(2)	Our investment is held through our membership interest in an entity that aggregates our interest with interests held by other funds managed by the Sub-Adviser. We have been allocated our proportionate share of the loan based on our membership interest in the aggregating entity. In December 2023, the loan agreements were amended to change the interest rate to 10.00% and extend the maturity date to December 2024.
(3)
The maturity date may be extended for additional one-year periods, but no later than February 16, 2028, subject to the borrower meeting minimum annual repayment requirements. Generally, loan repayments are made simultaneous with the closing of the sale of any condominium unit.

The following table details our investments in real estate-related securities as of September 30, 2024 ($ in thousands):

	September 30, 2024
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS - floating	4	SOFR+3.84%	August 2026	$27,669	$25,527	$24,857
CMBS - fixed	9	4.56%	May 2026	23,413	20,650	9,528
RMBS - fixed	27	5.39%	August 2026	37,182	36,228	36,822
Interest rate swaps	2	4.40%	September 2026	—	—	$412
Total	42	6.62%(3)	July 2026	$88,264	$82,405	$71,619

(1)	As of September 30, 2024, SOFR was 4.84%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the investments.
(3)	Total weighted average coupon is calculated on CMBS and RMBS and excludes interest rate swaps.

Lease Expirations
The following table details the expiring leases at our consolidated office, logistics, and net lease properties by annualized base rent and square footage as of September 30, 2024 ($ and square feet data in thousands). The table below excludes our rental housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024 (remaining)	2	$125	—%	4	—%
2025	12	1,654	6%	75	5%
2026	6	1,542	6%	67	4%
2027	6	744	3%	46	3%
2028	9	1,541	6%	75	5%
2029	9	1,656	6%	172	11%
2030	6	1,166	4%	72	5%
2031	2	260	1%	8	1%
2032	1	1,366	5%	211	14%
2033	2	106	—%	3	—%
Thereafter	3	16,759	63%	767	52%
Total	58	$26,919	100%	1,500	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023	$	2024	2023	$
Revenues
Rental revenues	$33,715	$32,076	$1,639	$96,765	$96,051	$714
Other revenues	5,676	3,248	2,428	11,366	9,453	1,913
Total revenues	39,391	35,324	4,067	108,131	105,504	2,627
Expenses
Rental property operating	13,571	13,329	242	39,206	39,937	(731)
General and administrative	2,295	1,855	440	6,078	6,400	(322)
Management fee	2,715	3,397	(682)	8,544	10,655	(2,111)
Impairment of investments in real estate	33,922	—	33,922	33,922	—	33,922
Depreciation and amortization	16,209	12,999	3,210	43,307	38,568	4,739
Total expenses	68,712	31,580	37,132	131,057	95,560	35,497
Other income (expense)
Income from real estate-related loans and securities	4,453	2,512	1,941	14,822	13,356	1,466
Interest expense	(18,957)	(15,061)	(3,896)	(52,284)	(43,491)	(8,793)
Gain on extinguishment of debt	32,251	—	32,251	32,251	—	32,251
Gain (loss) from unconsolidated entities	1,554	1,089	465	5,278	(1,316)	6,594
Other income (expense), net	(476)	3,605	(4,081)	1,707	8,854	(7,147)
Total other income (expense)	18,825	(7,855)	26,680	1,774	(22,597)	24,371
Net loss	$(10,496)	$(4,111)	$(6,385)	$(21,152)	$(12,653)	$(8,499)
Net loss attributable to non-controlling interests in third party joint ventures	289	192	97	722	235	487
Net income attributable to non-controlling interests - preferred stockholders	(3)	—	(3)	(69)	(45)	(24)
Net loss attributable to redeemable non-controlling interests	10	4	6	20	10	10
Net loss attributable to stockholders	$(10,200)	$(3,915)	$(6,285)	$(20,479)	$(12,453)	$(8,026)
Per common share data:
Net loss per share of common stock - basic and diluted	$(0.12)	$(0.04)	$(0.08)	$(0.24)	$(0.13)	$(0.11)
Weighted average number of shares outstanding - basic and diluted	83,441	92,447	(9,006)	85,676	93,557	(7,881)
Revenues
Revenues primarily consist of base rent arising from tenant leases at our rental housing, net lease, office and logistics properties. During the three and nine months ended September 30, 2024, revenues increased $4.1 million to $39.4 million and increased $2.6 million to $108.1 million compared to the three and nine months ended September 30, 2023, respectively. The increase was primarily due to property acquisitions at our rental housing properties, which was partially offset by decreased rental revenues at our office properties.
The components of revenue during these periods are as follows ($ in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023	$	2024	2023	$
Rental revenue	$31,354	$29,698	$1,656	$89,780	$87,125	$2,655
Tenant reimbursements	2,361	2,378	(17)	6,985	8,926	(1,941)
Ancillary income and fees	5,676	3,248	2,428	11,366	9,453	1,913
Total revenue	$39,391	$35,324	$4,067	$108,131	$105,504	$2,627

Rental Property Operating Expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. During the three and nine months ended September 30, 2024, rental property operating expenses increased $0.2 million to $13.6 million and decreased $0.7 million to $39.2 million compared to the three and nine months ended September 30, 2023, respectively. The increase in operating expenses for the three month period is attributable to acquisition activity in 2024. The decrease for the nine months ended was primarily driven by a decrease in real estate taxes, offset by increase operating expenses attributable to acquisition activity.
General and Administrative Expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the three and nine months ended September 30, 2024, general and administrative expenses increased $0.4 million to $2.3 million and decreased $0.3 million to $6.1 million compared to the three and nine months ended September 30, 2023, respectively. The decrease in general and administrative expenses for the nine months ended was primarily driven by a decrease in professional fees.
Management Fee
Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the three and nine months ended September 30, 2024, management fees decreased $0.7 million to $2.7 million and decreased $2.1 million to $8.5 million compared to the three and nine months ended September 30, 2023, respectively. Management fees are calculated based on our aggregate NAV of Class S, Class I, Class T, Class D, and Class C shares (no management fees are paid on Class E shares) and are paid monthly. The decrease in management fees for three and nine months ended September 30, 2024, compared to the corresponding periods in the prior year was due to a lower average NAV during the current periods.
Impairment of Investments in Real Estate
During the three and nine months ended September 30, 2024, we recognized an impairment charge of $33.9 million related to an office property. The impairment was related to the property being classified as held for sale upon entering into a contract to sell the property. We did not recognize any impairment during the corresponding periods in 2023.
Depreciation and Amortization
During the three and nine months ended September 30, 2024, depreciation and amortization increased $3.2 million to $16.2 million and increased $4.7 million to $43.3 million compared to the three and nine months ended September 30, 2023, respectively. The increase was primarily attributable to net growth in our portfolio as a result of acquisition activity, partially offset by the full amortization of certain intangible assets and the disposition of an office property.
Income from Real Estate-Related Loans and Securities
During the three and nine months ended September 30, 2024, income from real estate-related loans and securities increased $1.9 million to $4.5 million and increased $1.5 million to $14.8 million compared to the three and nine months ended September 30, 2023, respectively. The increase is attributable to changes in expected credit loss on real estate-related loans and the fair value of real estate-related securities, offset by a decrease in interest income from the sales of real estate-related securities.
Interest Expense
Interest expense is primarily related to interest incurred on our mortgage loans, Secured Credit Facility and Affiliate Line of Credit. Interest expense increased $3.9 million to $19.0 million and increased $8.8 million to $52.3 million during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively. The increase is attributable to the interest incurred on mortgage loans for properties acquired in the past nine months and the termination of interest rate derivatives. As of September 30, 2024, our weighted average cost of leverage, including the impact of our interest rate derivatives, was 5.58%, compared to 5.07% as of September 30, 2023.
Gain on Extinguishment of Debt
During the three and nine months ended September 30, 2024, we recognized a gain on extinguishment of debt of $32.3 million related to the sale of an office property. We did not recognize any gain on extinguishment of debt during the corresponding periods in 2023.
Gain (Loss) from Unconsolidated Entities
Gain (loss) from unconsolidated entities consists of changes in the fair value of our investments in unconsolidated entities that are held at fair value, as well as realized and unrealized gains and losses on our foreign currency swap contracts related to our unconsolidated non-U.S. investment in Principal Place. During the three and nine months ended September 30, 2024 there were gains of $1.6 million and $5.3 million, respectively, from unconsolidated entities. During the three and nine months ended September 30, 2023 there were gains of $1.1 million and losses of $1.3 million, respectively, from unconsolidated entities. The gains and losses were primarily due to changes in the fair value of our unconsolidated interest in Principal Place.

Other Income (Expense), Net
Other income, net consists of realized and unrealized gains and losses on our interest rate derivatives and income from our trading securities. During the three and nine months ended September 30, 2024, other income decreased $4.1 million to $0.5 million and decreased $7.1 million to $1.7 million compared to the three and nine months ended September 30, 2023, respectively. The decrease was primarily due to net losses on our derivative contracts.
Net Loss Attributable to Redeemable Non-Controlling Interests
Net loss attributable to redeemable non-controlling interests was less than $0.0 million for the nine months ended September 30, 2024 and 2023. The income or loss allocable to redeemable non-controlling interests is related to interests held in the Operating Partnership by parties other than us.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses (as defined in our charter) in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended September 30, 2024, our Total Operating Expenses did not exceed the 2%/25% Limitation.
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
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $282.8 million of liquidity as of September 30, 2024, consisting of $28.8 million of unrestricted cash and cash equivalents, $155.5 million of undrawn available capacity on our Secured Credit Facility and $98.5 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-related securities, which totaled $71.6 million as of September 30, 2024.
Our portfolio remains conservatively leveraged at 52.3% as of September 30, 2024, and we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the three months ended September 30, 2024, we received $29.8 million of proceeds from the sale of shares of our common stock. In addition, during the three and nine months ended September 30, 2024, we repurchased $54.4 million and $159.3 million, respectively, in shares of our common stock under our share repurchase plan. Since inception, we have satisfied 100% of repurchase requests.
The following table is a summary of our indebtedness as of September 30, 2024 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2024
Fixed rate loans:
Fixed rate mortgages	3.84%	December 2029	N/A	$395,720
Total fixed rate loans				395,720
Variable rate loans:
Floating rate mortgages	SOFR+1.73%	September 2027	N/A	524,705
Secured credit facility(3)	SOFR+2.00%	January 2025	$300,000	144,485
Affiliate line of credit(4)	SOFR+2.25%	November 2025	$125,000	26,500
Total variable rate loans				695,690
Total indebtedness				1,091,410
Deferred financing costs, net				(4,295)
Total indebtedness, net				$1,087,115

(1)	As of September 30, 2024 and December 31, 2023, SOFR was 4.84% and 5.38%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.
(3)
As of September 30, 2024, borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, Cannondale Court, Timber Leaf and certain single-family rentals.

(4)	Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to us or our subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine months ended
	September 30, 2024	September 30, 2023
Cash flows provided by operating activities	$34,744	$23,165
Cash flows provided by investing activities	51,117	35,395
Cash used in financing activities	(87,465)	(82,576)
Net change in cash and cash equivalents and restricted cash	$(1,604)	$(24,016)

Cash flows provided by operating activities increased $11.6 million during the nine months ended September 30, 2024, compared to the corresponding period in 2023. The increase is primarily due to $9.6 million of proceeds received in the current period from the settlement of interest rate swap contracts.
Cash flows provided by investing activities increased $15.7 million for the nine months ended September 30, 2024, compared to the corresponding period in 2023. The increase is primarily due to a $46.3 million increase in cash from the sale of trading securities (net of purchases of trading securities) and a $110.4 million increase in cash from the sale of real estate-related securities (net of purchases of real estate-related securities), partially offset by a $139.5 million increase in cash used in the acquisition of real estate (net of dispositions of real estate).
Cash flows used in financing activities increased $4.9 million for the nine months ended September 30, 2024, compared to the corresponding period in 2023. The increase is primarily due to a $47.4 million decrease in proceeds from the issuance of common stock and a $17.7 million increase in repurchases of common stock, partially offset by $57.7 million of net proceeds received in the current period from borrowings on mortgage loans, the Secured Credit Facility, and the Affiliate Line of Credit.

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
Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of September 30, 2024 ($ and shares/units in thousands):

Components of NAV	September 30, 2024
Investments in real estate	$1,804,920
Investments in real estate-related loans and securities	88,976
Investments in unconsolidated entities	86,145
Cash and cash equivalents	28,811
Restricted cash	10,286
Other assets	14,231
Debt obligations	(1,072,559)
Accrued stockholder servicing fees(1)	(225)
Management fee payable	(899)
Dividend payable	(4,762)
Subscriptions received in advance	(2,713)
Other liabilities	(43,058)
Non-controlling interests in joint ventures	(12,406)
Net asset value	$896,747
Number of shares/units outstanding	81,415

(1)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of September 30, 2024, we have accrued under GAAP approximately $18.6 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party OP Units(2)	Total
Net asset value	$309,775	$454,512	$1,645	$—	$91,532	$38,354	$929	$896,747
Number of shares/units outstanding	28,225	41,018	147	—	8,476	3,465	84	81,415
NAV Per Share/Unit as of September 30, 2024	$10.9753	$11.0809	$11.1828	$—	$10.7991	$11.0677	$11.0677

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes the OP Units held by parties other than us.
As of September 30, 2024, no Class T shares had been issued.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2024 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Rental Housing	7.2%	5.8%
Net Lease	6.8%	5.9%
Office	8.3%	7.5%
Logistics	7.1%	6.0%

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

Input	Hypothetical Change	Rental Housing Investment Values	Net Lease Investment Values	Office Investment Values	Logistics Investment Values
Discount Rate	.25% Decrease	1.7%	2.2%	1.9%	2.0%
(weighted average)	.25% Increase	(1.7)%	(2.1)%	(1.9)%	(2.0)%
Exit Capitalization Rate	.25% Decrease	2.8%	2.8%	2.2%	2.8%
(weighted average)	.25% Increase	(2.6)%	(2.6)%	(2.2)%	(2.4)%

The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines.

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2024
Stockholders’ equity under U.S. GAAP	$672,811
Redeemable non-controlling interest	930
Total partners’ capital of Operating Partnership under GAAP	673,741
Adjustments:
Accrued stockholder servicing fee	18,368
Deferred rent	(6,214)
Advanced organizational and offering costs	7,891
Unrealized net real estate appreciation	15,568
Accumulated depreciation and amortization	187,393
NAV	$896,747

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
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) organization costs, (v) amortization of restricted stock awards, (vi) unrealized gains and losses from changes in fair value of real estate-related loans and securities, (vii) non-cash performance fee or other non-cash incentive compensation, and (viii) similar adjustments for unconsolidated joint ventures.
We also believe funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental measure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions. FAD is calculated as AFFO adjusted for (i) management fees paid in shares or operating partnership units, even if subsequently repurchased by us, (ii) realized gains and losses on investments in real estate-related loans and securities, (iii) realized gains and losses on financial instruments, (iv) stockholder servicing fees paid during the period, and (v) similar adjustments for unconsolidated joint ventures. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on real estate related securities. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees which are not considered when determining cash flows from operating activities in accordance with GAAP.

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders and redeemable non-controlling interests. We believe it is meaningful to include redeemable non-controlling interests since it is a component of our NAV ($ in thousands):

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024		September 30, 2023
Net loss attributable to REIT shareholders including Redeemable non-controlling interest	$(10,210)	$(3,919)	$(20,499)		$(12,463)
Adjustments to arrive at FFO:
Depreciation and amortization	16,209	12,999	43,307		38,568
Impairment of investments in real estate	33,922	—	33,922		—
Gain on extinguishment of debt	(32,251)	—	(32,251)		—
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(210)	(208)	(645)		(605)
FFO attributable to stockholders and redeemable non-controlling interests	7,460	8,872	23,834		25,500
Adjustments to arrive at AFFO:
Straight-line rental income	(536)	(484)	(2,163)		$(1,298)
Amortization of above and below market lease intangibles, net	(206)	(230)	(583)		(768)
Amortization of deferred financing costs	1,052	811	2,642		2,401
Amortization of upfront derivative acquisition costs	427	517	1,431	—	1,427
Amortization of origination fees and discount	—	(22)	—		(70)
Amortization of restricted stock awards	81	65	242		242
Unrealized gain on investments, net(1)	(708)	(4,497)	(27)		(6,064)
Provision for current expected credit losses	96	465	(134)		1,765
Amount attributed to non-controlling interests of third party joint ventures for above adjustments	(61)	(71)	(129)		133
AFFO attributable to stockholders and redeemable non-controlling interests	7,605	5,426	25,113		23,268
Adjustments to arrive at FAD:
Non-cash management fee	2,715	3,397	8,544		10,655
Realized gain on sale of real estate-related loans and securities	(3,130)	(742)	(7,384)		(1,246)
Realized (gain) loss on financial instruments(2)	776	4,175	(2,839)		4,070
Stockholder servicing fees	(693)	(965)	(2,272)		(3,002)
FAD attributable to stockholders and redeemable non-controlling interests	$7,273	$11,291	$21,162		$33,745

(1)
Unrealized gain on investments, net relates to provisions for current estimated credit losses and mark-to-market changes on our investments in real estate-related securities, derivative contracts, and investments in unconsolidated entities reported at fair value. For the three and nine months ended 2024 unrealized gain on investments, net includes $1.4 million and $4.1 million, respectively, of net operating income less interest expense attributable to our unconsolidated investment in Principal Place. For the three and nine months ended 2023 unrealized gain on investments, net includes $0.9 million and $3.0 million, respectively, of net operating income less interest expense attributable to our unconsolidated investment in Principal Place.

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
The following table details the aggregate net distributions declared for each applicable class of common stock for the three months ended September 30, 2024:

	Three Months Ended September 30, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2142	$0.2142	$0.2142	$—	$0.2142	$0.2142
Stockholder servicing fee per share of common stock	(0.0236)	—	(0.0071)	—	—	—
Management fee per share of common stock	(0.0345)	(0.0348)	(0.0351)	—	(0.0339)	—
Net distributions declared per share of common stock	$0.1561	$0.1794	$0.1720	$—	$0.1803	$0.2142

	Nine Months Ended September 30, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.6447	$0.6447	$0.6447	$—	$0.6447	$0.6447
Stockholder servicing fee per share of common stock	(0.0718)	—	(0.0214)	—	—	—
Management fee per share of common stock	(0.1056)	(0.1065)	(0.1073)	—	(0.1040)	—
Net distributions declared per share of common stock	$0.4673	$0.5382	$0.5160	$—	$0.5407	$0.6447

(1)	We did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the nine months ended September 30, 2024.
The following tables summarize our distributions declared during the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three months ended September 30, 2024		Three months ended September 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$5,741	40%	$6,756	43%
Reinvested in shares	8,661	60%	9,021	57%
Total distributions	$14,402	100%	$15,777	100%

Sources of Distributions
Cash flows from operating activities	$6,733	47%	$15,777	100%
Cash flow from other sources(2)	7,669	53%	—	—%
Total sources of distributions	$14,402	100%	$15,777	100%

Cash flows from operating activities	$6,733		$6,394
Funds from Operations(1)	$7,460		$8,872
Adjusted Funds from Operations(1)	$7,605		$4,514
Funds Available for Distribution(1)	$7,273		$10,379

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$17,892	40%	$20,298	41%
Reinvested in shares	26,289	60%	28,668	59%
Total distributions	$44,181	100%	$48,966	100%

Sources of Distributions
Cash flows from operating activities	$34,744	79%	$55,058	100%
Cash flow from other sources(2)	9,437	21%	—	—%
Total sources of distributions	$44,181	100%	$55,058	100%

Cash flows from operating activities	$34,744		$23,165
Funds from Operations(1)	$23,834		$25,500
Adjusted Funds from Operations(1)	$25,113		$19,937
Funds Available for Distribution(1)	$21,162		$30,414

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2024, the outstanding principal balance of our variable rate indebtedness was $695.7 million.
Certain of our mortgage loans and other indebtedness are variable rate and indexed to the U.S. Dollar denominated Secured Overnight Financing Rate (“SOFR”). For the nine months ended September 30, 2024, a 10% increase in SOFR would have resulted in increased interest expense of $2.8 million. We have executed interest rate swaps and caps with an aggregate notional amount of $598.3 million as of September 30, 2024, to hedge the risk of increasing interest rates.
Investments in Real Estate-Related Loans and Securities
As of September 30, 2024, we held $88.9 million of investments in real estate-related loans and securities. Certain of our investments are floating rate and indexed to the SOFR. As such, we are exposed to interest rate risk and our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the nine months ended September 30, 2024, a 10% increase or decrease in SOFR would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.5 million. We have executed interest rate swaps with an aggregate notional amount of $24.0 million as of September 30, 2024 to hedge the risk of decreasing interest rates.
We may also be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of September 30, 2024, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $7.1 million.
Foreign Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar (“USD”). We seek to manage or mitigate our exposure to the effects of currency changes by entering into derivative financial instruments to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, changes in the timing or amount of foreign currency denominated cash flows from our non-U.S. investments. As of September 30, 2024, we have one foreign currency derivative with a notional hedged amount of £62.1 million GBP.
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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

ITEM 1A.    RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 and Item 1A of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024.
The DST Program could subject us to liabilities from litigation or otherwise.
In connection with the launch of the DST Program, we, through the Operating Partnership, expect to raise capital in private placements exempt from registration under the Securities Act through the sale of DST Interests to “accredited investors” in specific DSTs holding one or more DST Properties. We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Code. However, there is no guarantee that the DST Program will provide the tax benefits expected by investors. Investors who acquire DST Interests through such private placements may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the sole member of the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of the DST Program, including in the event an investor fails to qualify for any desired tax benefits.
The DST Program will not shield us from risks related to the performance of the DST Properties held through such structures.
Under the DST Program, certain of our existing real properties and real properties acquired from third parties may be placed into DSTs, the DST Interests of which will be sold to investors. We, through a wholly owned subsidiary, will hold long-term leasehold interests in each DST Property under a master lease, which will be fully guaranteed by the Operating Partnership. Under each master lease, we, through such subsidiary or applicable master tenant, will be responsible for subleasing the applicable DST Property to occupying tenants until the earlier of the expiration of the master lease or the Operating Partnership’s exercise of the FMV Option, which means that we bear the risk that the underlying cash flow from a DST Property may be less than the master lease payments. Therefore, even though we will no longer own such applicable DST Property, because of the fixed terms of the master lease guaranteed by the Operating Partnership, negative performance by a DST Property could affect cash available for distributions to our stockholders and would likely have an adverse effect on our results of operations. In addition, although the Operating Partnership will hold a FMV Option to reacquire each DST Property, the purchase price will be based on the then-current fair market value of the applicable DST Property subject to the master lease. Therefore, we may pay more for a DST Property upon the FMV Option exercise if it appreciates while held by the applicable DST than if we had not placed such property in the DST Program.
We may own DST Interests in DSTs owning DST Properties that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.
In connection with the launch of the DST Program, we may own DST Interests in DSTs owning one or more DST Properties that are subject to the terms of the agreements governing our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our DST Interests. Such agreements could affect our ability to turn our DST Interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements, and in some cases the financing documents used in connection with the DST Program, could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.

DST Properties may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such DST Properties for other purposes such as paying down debt, distributions or additional investments.
DST Properties may later be reacquired by the Operating Partnership through the exercise of the FMV Option. In such cases, the investors who become limited partners in the Operating Partnership will generally still be tied to the applicable DST Property in terms of basis and built-in-gain. As a result, if a DST Property is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the investors’ built-in-gain. Although we are not contractually obligated to do so, we intend to execute 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to such investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing real properties into the DST Program may limit our ability to access liquidity from such real properties or replacement properties through sale without triggering taxes due to the built-in-gain tied to investors in the DST Program. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding repurchases or making additional investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
For the three months ended September 30, 2024, all equity securities that were sold and not registered under the Securities Act were previously reported on Current Reports on Form 8-K.

Share Repurchases
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan.
The total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of its aggregate NAV attributable to its stockholders as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV attributable to our stockholders as of the last day of the previous calendar quarter. We measure the repurchase limitations based on net repurchases during a month or quarter. The term “net repurchases” means, during the applicable period, the excess capital outflows over capital inflows. The term “capital outflows” means share repurchases under our share repurchase plan in a given period. The term “capital inflows” means proceeds from share subscriptions received in a given period that are accepted as of the first calendar day of the next month, plus purchases pursuant to our distribution reinvestment plan. For any given calendar quarter, the maximum amount of repurchases during that quarter will be equal to (1) 5% of the aggregate NAV attributable to our stockholders as of the last calendar day of the previous calendar quarter, plus (2) capital inflows during such calendar quarter. The same would apply for a given month, except that repurchases in a month would be subject to the 2% limit described above (subject to potential carry-over capacity), and netting would be measured on a monthly basis.
With respect to future periods, our board of directors may choose whether the limitations will be applied to “gross repurchases” rather than to net repurchases. If repurchases for a given month or quarter are measured on a gross basis rather than on a net basis, the repurchase limitations would limit the amount of shares repurchased in a given month or quarter without regard to any capital inflows for that month or quarter. In order for our board of directors to change the application of the limitations from net repurchases to gross repurchases or vice versa, we will provide notice to stockholders in a prospectus supplement or special or periodic report filed by us, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure repurchases on a gross basis or net basis will only be made for an entire quarter, and not particular months within a quarter.
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an “Early Repurchase Deduction”) subject to certain limited exceptions. Settlements of share repurchases will be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan, to shares the Adviser elects to receive instead of cash in respect of its management or performance fees, or to shares issued to an affiliate of Brookfield in exchange for Class E OP Units that were issued to such entity in connection with its contribution of certain assets to the Operating Partnership. In addition, shares of our common stock are sold to certain feeder vehicles primarily created to hold our shares that in turn offer interests in such feeder vehicles to non-

U.S. persons. For such feeder vehicles and similar arrangements in certain markets, we may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
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
Pursuant to the Brookfield Repurchase Arrangement, we and the Operating Partnership will offer to repurchase shares of common stock or Class E OP Units, as applicable, from the Brookfield Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Class E OP Units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50.0 million. In addition, the Brookfield Investor has agreed to hold all of the shares of common stock and Class E OP units that it received in consideration for the contribution of the Brookfield Portfolio until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) the date that is the third anniversary of November 2, 2021. Following such date, the Brookfield Investor may cause us to repurchase its shares and Class E OP Units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of our common stock or OP Units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. Shares of our common stock or Class E OP Units held by the Brookfield Investor that were not issued as consideration for the contribution of the Brookfield Portfolio are not subject to the Brookfield Repurchase Arrangement, but may be redeemed, in whole or in part, for cash upon the request of the Brookfield Investor, subject to the limitations of our share purchase plan. For the nine months ended September 30, 2024, we and the Operating Partnership did not repurchase any shares or OP Units as part of the Brookfield Repurchase Arrangement.
During the three months ended September 30, 2024, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of Shares Outstanding(2)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
July 2024	1,357,620	1.6%	$11.1968	1,357,620	—
August 2024	1,155,722	1.4%	$11.1047	1,155,722	—
September 2024(4)	756,303	0.9%	$10.9803	501,367	—
Total	3,269,645			3,014,709

(1)	Repurchases are limited under the share repurchase plan as described above.
(2)
Includes shares repurchased outside of the share repurchase plan. For purposes of calculating the monthly and quarterly limits under our share repurchase plan, net repurchases as a percentage of aggregate NAV were 1.6%, 1.4% and 0.6% for the months of July 2024, August 2024 and September 2024, respectively, and 3.6% for the calendar quarter ended September 30, 2024.

(3)	All repurchase requests under our share repurchase plan were satisfied during the period.
(4)	Includes 254,936 Class I shares repurchased from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
On November 8, 2024, we, the Operating Partnership, the general partner of the Operating Partnership and BUSI II-C entered into an agreement pursuant to which we repurchased, at the then-current transaction price, 25,123,346.212 Class I shares and 2,173,519.737 Class E shares held by BUSI II-C in exchange for an in-kind distribution to BUSI II-C of 25,123,346.212 Class I OP Units and 2,173,519.737 Class E OP Units.

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 filed on April 12, 2018 and incorporated herein by reference)

3.2
Articles of Amendment of Oaktree Real Estate Income Trust, Inc. dated June 13, 2018 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on June 14, 2018 and incorporated herein by reference)

3.3	Articles Supplementary of Oaktree Real Estate Income Trust, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021 and incorporated herein by reference)

3.4
Second Articles of Amendment of Brookfield Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2021 and incorporated herein by reference)

3.5	Articles Supplementary of Brookfield Real Estate Income Trust Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2021 and incorporated herein by reference)

3.6
Certificate of Correction to Brookfield Real Estate Income Trust Inc.’s Articles Supplementary (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 8, 2021 and incorporated herein by reference)

3.7
Third Articles of Amendment of Brookfield Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2022 and incorporated herein by reference)

3.8
Fourth Articles of Amendment of Brookfield Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2022 and incorporated herein by reference)

3.9	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022 and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2023 and incorporated herein by reference)

10.1
Fourth Amended and Restated Limited Partnership Agreement of Brookfield REIT Operating Partnership L.P. dated September 25, 2024 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 1, 2024 and incorporated herein by reference)

10.2
Repurchase and Distribution Agreement dated November 8, 2024 by and among Brookfield Real Estate Income Trust Inc., BUSI II-C L.P, Brookfield REIT OP GP LLC and Brookfield REIT Operating Partnership L.P. (filed as Exhibit 4 to the Registrant’s Schedule 13D/A filed on November 12, 2024 and incorporated herein by reference)

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

Brookfield Real Estate Income Trust Inc.

November 14, 2024	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

November 14, 2024	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Financial Officer
(Principal Financial and Accounting Officer)