Form 10-K
period 2024-12-31
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2025-03-18
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____
Commission File Number: 000-56428

 Brookfield Real Estate Income Trust Inc.
(Exact name of registrant as specified in its charter)

Maryland	82-2365593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	X	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No X
The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock.
As of February 28, 2025 the registrant had the following shares outstanding: 32,335,176 Class I shares, par value $0.01 per share, 27,242,873 Class S shares, par value $0.01 per share, 147,821 Class D shares, par value $0.01 per share, 14,585 Class T shares, par value $0.01 per share, 7,826,117 Class C shares, no par value per share, and 1,339,114 Class E shares, no par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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
•We cannot guarantee that we will make distributions, and if we do, we may fund such distributions from sources other than cash flows from operations, and we have no limits on the amounts we may pay from such sources.
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
•We have no employees and are dependent on Brookfield REIT Adviser LLC (the “Adviser”) to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and the other investment funds, REITs, vehicles, accounts, products and other similar arrangements for which Brookfield currently acts, or will act in the future, as sponsor, general partner or manager to, or otherwise participate in, including proprietary accounts (“Other Brookfield Accounts”), the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.
•Our shares are being offered pursuant to a “best efforts” offering. If we are not able to raise a substantial amount of capital in the near term, our ability to achieve our investment objectives could be adversely affected.

•Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets. Borrowing also increases our risk of loss and exposure to negative economic effects.
•There are limits on the ownership and transferability of our shares.
•Investing in commercial real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of, or demand for, similar properties in a given market.
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
We are externally managed by our Adviser, an affiliate of Brookfield Asset Management Ltd. (together with its affiliates, “Brookfield”). On November 2, 2021, we consummated a series of related transactions and actions that we refer to collectively as the “Adviser Transition,” including, but not limited to, the engagement of the Adviser as our external manager, the engagement of Oaktree Fund Advisors, LLC (the “Sub-Adviser”) to select and manage certain of our liquid assets and the engagement of Brookfield Oaktree Wealth Solutions LLC (the “Dealer Manager”) as the dealer manager for the Offering.
We are conducting a continuous public offering (the “Offering”) of Class S, Class T, Class D and Class I shares of our common stock pursuant to Rule 415 of the Securities Act. On April 30, 2018, we launched our initial public offering of up to $2.0 billion in shares of our common stock. On November 2, 2021, our initial public offering terminated, and we commenced our second public offering of up to $7.5 billion in shares of our common stock (the “Current Public Offering”). On October 23, 2024, we filed a new registration statement for our third public offering of up to $7.5 billion in shares of our common stock, which is not yet effective.
In addition to the Offering, we are conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. We are also offering Class E shares to Brookfield’s and Brookfield Oaktree Holdings, LLC’s ("Oaktree") employees and our independent directors in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D promulgated thereunder.
As of March 18, 2025, we had received cumulative net proceeds of $1.1 billion, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class S, Class D, Class I, Class E, Class C and Class T common stock in our Offering and our private offerings. We have contributed the net proceeds from our Offering and private offerings to the Operating Partnership in exchange for a corresponding number of Class S, Class D, Class I, Class E and Class C units (no Class T units had been issued). The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate-related debt and securities and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan from time to time). We intend to continue selling shares of our common stock on a monthly basis through our Offering and private offerings. In addition to our Offering and private offerings, on October 1, 2024, through our Operating Partnership, we launched a program to raise capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests to “accredited investors” in specific Delaware statutory trusts holding real properties (the “DST Program”). As of December 31, 2024, we raised gross offering proceeds of $15 million through the DST Program.
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
Our investment strategy seeks to capitalize on Brookfield’s deep expertise as an owner and operator of real assets with a long-standing history of creating value and delivering strong risk-adjusted returns across market cycles. We also seek to benefit from Brookfield’s disciplined investment approach, as well as its scale and ability to identify and acquire our target investments at attractive pricing. Brookfield is a leading global alternative asset manager with over $1 trillion of assets under management across renewable power and transition, infrastructure, private equity, real estate, and credit as of December 31, 2024. Brookfield invests client capital for the long-term with a focus on real assets and essential service businesses that form the backbone of the global economy. Brookfield offers a range of alternative investment products to investors around the world, including public and private pension plans, endowments and foundations, sovereign wealth funds, financial institutions, insurance companies and private wealth investors. Brookfield draws on its heritage as an owner and operator to invest for value and generate strong returns for its clients, across economic cycles.
Investments in Real Estate
We invest primarily in stabilized, income-generating real estate across various segments, including multifamily, student housing, single-family rental, net lease, office, logistics, and alternative property types. The majority of our portfolio is concentrated in the United States, but we may selectively invest in large global cities where our sponsor, Brookfield, has comprehensive capabilities, such as Toronto, London, Sydney and Seoul.
We do not designate specific geography or sector allocations for the portfolio; rather we invest in regions or asset classes where we see the best opportunities that support our investment objectives.
As of December 31, 2024, we owned a diversified portfolio of 18 properties, 667 single-family rental homes and two unconsolidated interests in real estate joint ventures. Our real estate properties consisted of multifamily (53%), net lease (24%), single-family rental (10%), student housing (6%), logistics (5%) and office (2%) based on the asset value of our real estate investments.

Investments in Real Estate-Related Loans and Securities
Our real estate-related debt and securities strategy seeks to achieve high current income and superior risk-adjusted returns. Our real estate-related debt investments focus on performing real estate-related debt, primarily commercial first mortgages and mezzanine loans, where the investment strategy is not intended to result in real estate ownership. Our investments in real estate-related securities include commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and real estate-related corporate debt. In addition to serving our investment purposes, our investments in real estate-related securities also provide a source of liquidity for our share repurchase plan and cash management.
As of December 31, 2024, our investments in real estate-related loans and securities consisted of 39 investments with an aggregate fair value of approximately $72.3 million.
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
Available Information
Stockholders may obtain copies of our filings with the Securities and Exchange Commission (the “SEC”), free of charge, from the website maintained by the SEC at www.sec.gov or from our website at www.BrookfieldREIT.com. We are providing the address to our website solely for the information of investors. The information on our website is not part of or incorporated by reference into this report.

ITEM 1A. RISK FACTORS
Risks Related to Our Organizational Structure
We have a history of net losses and an accumulated deficit.
For the year ended December 31, 2024 we had net losses attributable to stockholders under U.S. Generally Accepted Accounting Principles (“GAAP”) and an accumulated deficit. It is possible that we will continue to experience net losses and to accumulate additional deficits, which may negatively affect the value of our shares of common stock.
We have held several of our current investments for only a limited period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.
We have not yet acquired or identified all of the investments we may make. We are not able to provide you with any information relating to any future properties, real estate debt or real estate-related securities that we may acquire. Because we have not held our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from our offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate debt and real estate-related securities. However, because you are unable to evaluate the economic merit of our future investments before we make them, you have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you do not have the opportunity to evaluate potential investments. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.
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
There is no public trading market for shares of our common stock; therefore, stockholders’ ability to dispose of their shares will likely be limited to repurchase by us. If stockholders do sell their shares to us, they may receive less than the price they paid.
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
In addition, the total amount of shares that we will repurchase will be limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV attributable to stockholders as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV attributable to our stockholders as of the last day of the previous calendar quarter. The 2% and 5% limits described above are subject to potential carry-over capacity and measured based on net repurchases during a month or quarter, as applicable. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month is not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
Furthermore, our board of directors may agree for the benefit of one or more of our stockholders to restrict repurchases in a manner that is intended to permit us to be treated as a “domestically controlled” REIT within the meaning of Section 897(h)(4)(B) of the Code. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, stockholders’ ability to have their shares repurchased by us may be limited and at times stockholders may not be able to liquidate their investment.
Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, rising interest rates and inflation could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, the breadth of our portfolio by property type and location, could be materially adversely affected.
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
As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of our shares. For the year ended December 31, 2024, 79% of our distributions were funded by cash flows from operations and 21% of our distributions were funded from other sources.
We may pay distributions and fund share repurchases from sources other than our cash flows from operations and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flows from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders or share repurchases from sources other than cash flows from operations. The extent to which we pay distributions and fund share repurchases from sources other than cash flows from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, level of share repurchase requests, the extent to which the Adviser elects to receive its management or performance fees in shares of our common stock or units of the Operating Partnership, how quickly we invest the proceeds from the Offering and any future offering and the performance of our investments along with tax and Investment Company Act considerations relating thereto.
Funding distributions and share repurchases from the proceeds of the sale of properties and other real estate-related assets that we acquire, the repayment of loans that we acquire or originate, borrowings, return of capital or proceeds of the Offering will result in a reduction of assets available to acquire properties or other real estate-related investments. As a result, the return stockholders realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute existing stockholders’ interest in us on a percentage basis and may impact the value of stockholders’ investments, especially if we sell these securities at prices less than the price they paid for their shares. Funding share repurchases from the sale of additional securities will impact the value of stockholders' investments if we sell these securities at prices less than the price at which we repurchase shares. We may be required to continue to fund our regular distributions and share repurchases from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions or repurchases that may be paid from any of these sources.
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
For the purposes of calculating our monthly NAV, our properties will initially be valued at cost, which we expect to represent fair value at that time. Thereafter, our independent valuation advisor will prepare monthly appraisals of our properties (except for single-family rentals and non-US investments) in accordance with the valuation guidelines approved by our board of directors. At least once annually, we obtain an appraisal prepared by another independent third-party appraisal firm. Such annual appraisal report will provide an estimated range of value for the property, which our independent valuation advisor will take into consideration when determining the value of the property during such month. Our investments in real estate securities will be valued monthly by the Adviser using quotations from third-party pricing vendors.
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
We obtain annual appraisals prepared by independent third parties for each of our properties, as well as have the independent valuation advisor prepare update appraisals at the end of each month for each of our properties, other than any single-family rental properties and international properties. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally anticipated for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new monthly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the last day of the month when the Adviser determines NAV.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Adviser’s determination of our monthly NAV per share will be based in part on annual appraisals of each of our properties by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor or appraisals provided directly by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our properties, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods used by the Adviser and State Street Bank and Trust Company (“State Street”), as applicable, to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations may differ from actual values that could be realized in the event that we were forced to sell assets.

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
Our Offering is being made on a “best efforts” basis, meaning that the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our Offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments, resulting in less diversity in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that our stockholders will lose money in their investment if we have less diversity in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. Further, our board of directors has approved a share repurchase arrangement whereby we will offer to repurchase shares or Operating Partnership units held by one or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”), provided that no such repurchase will be made during any month in which the full amount of all shares requested to be repurchased under our share repurchase plan is not repurchased. As a result of this share repurchase arrangement, our aggregate NAV may not grow as quickly as it otherwise might as a result of our continuous offering and we may not have capital to make new investments until the shares and Operating Partnership units owned by the Brookfield Investor that are subject to this repurchase arrangement are fully repurchased, which will exacerbate the risks described above.
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
Corporations organized under Maryland law with a class of registered securities under the Exchange Act and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:
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
These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three. In addition, for so long as the Advisory Agreement is in effect, (i) the Adviser has the right to designate for nomination, subject to the approval of such nomination by our board of directors, four directors to the slate of directors to be voted on by the stockholders at our annual meeting of stockholders; provided, however, that such number of director nominees shall be reduced as necessary by a number that will result in a majority of directors being independent directors, (ii) our board of directors must consult with the Adviser before the nomination of individuals for the remaining directorships and (iii) only individuals nominated in accordance with clauses (i) and (ii) of this sentence or our bylaws will be eligible for election as directors. Our board of directors must also consult with the Adviser in connection with filling any vacancies on the board of directors. See “Management”. These and other provisions in our charter and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer or proxy contest involving our company. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future.
Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which such person would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:
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
Our charter permits our board of directors to authorize us to issue preferred stock on terms that may be senior to the rights of the holders of our current common stock or discourage a third-party from acquiring us.
Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could be senior to the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.
Maryland law limits, in some cases, the ability of a third-party to vote shares acquired in a “control share acquisition.”
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
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”), and Maryland law. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our directors. As a result, our stockholders and we may have more limited rights against our directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by our directors in some cases. However, our charter provides that we may not indemnify any of our directors, the Adviser or any of our or the Adviser’s affiliates, for any liability or loss suffered by them or hold any of our directors, the Adviser or any of our or the Adviser’s affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by any of our non-independent directors, the Adviser or any of our or the Adviser’s affiliates, or gross negligence or willful misconduct by any of our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from the stockholders.
Maryland law limits our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.
Although the NASAA REIT Guidelines indicate that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are required to comply with the MGCL, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors and also require approval by our stockholders.
Your interest in us will be diluted if we issue additional shares.
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in the Offering or future public offerings (including using prices based on our NAV as of a different time than the applicable NAV used in our Offering); (2) issue equity interests in private offerings (including using prices based on our NAV as of a different time than the applicable NAV used in our Offering); (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; or (4) issue shares or our common stock or Operating Partnership units to the Adviser, or its respective successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional shares, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of the Operating Partnership, stockholders’ percentage ownership interest in our assets will be diluted. Because certain classes of the units of the Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, you may experience substantial dilution in your percentage ownership of shares of our common stock or your interests in the underlying assets held by the Operating Partnership.

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
We will classify our assets for purposes of our Section 3(c)(5)(C) exemption based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 20 years ago.. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to reclassify our assets for purposes of the Investment Company Act. If we are required to reclassify our assets, we may no longer be in compliance with the exemption from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act.
Based on no-action letters issued by the SEC staff, we will treat our investments in any joint ventures that in turn invest in qualifying assets such as real property as qualifying assets, but only if we are active in the management and operation of the joint venture and have the right to approve major decisions by the joint venture; otherwise, they will be classified as real estate-

related assets. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Brookfield Accounts.
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
Many jurisdictions in which Brookfield operates have laws and regulations relating to data privacy and protection of personal information. For example, the California Consumer Privacy Act (CCPA), that went into effect on January 1, 2020, requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. Furthermore, if Brookfield fails to comply with relevant laws and regulations or fails to make required notifications of a breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause harm to our stockholders.
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
The DST Program could subject us to liabilities from litigation or otherwise.
We, through the Operating Partnership, have initiated a DST Program to issue and sell up to a maximum aggregate offering amount of $1.0 billion of beneficial interests (“DST Interests”) in specific Delaware statutory trusts (“DSTs”) holding one or more real properties (each, a “DST Property” and, collectively, the “DST Properties”). These DST Interests will be sold in private placements exempt from registration under the Securities Act to “accredited investors” in specific DSTs holding one or more DST Properties. We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Code. However, there is no guarantee that the DST Program will provide the tax benefits expected by investors. Investors who acquire DST Interests through such private placements may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the sole member of the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of the DST Program.

The DST Program will not shield us from risks related to the performance of the DST Properties held through such structures.
Under the DST Program, certain of our existing real properties and real properties acquired from third parties may be placed into DSTs, the DST Interests of which will be sold to investors. We, through a wholly owned subsidiary, will hold long-term leasehold interests in each DST Property under a master lease, which will be guaranteed by the Operating Partnership. Under each master lease, we, through such subsidiary or applicable master tenant, will be responsible for subleasing the applicable DST Property to occupying tenants until the earlier of the expiration of the master lease or the Operating Partnership’s exercise of the FMV Option, which means that we bear the risk that the underlying cash flows from a DST Property may be less than the master lease payments. Therefore, even though we will no longer own such applicable DST Property, because of the fixed terms of the master lease guaranteed by the Operating Partnership, negative operating performance by a DST Property could affect cash available for distributions to our stockholders and would likely have an adverse effect on our results of operations. In addition, although the Operating Partnership will hold a FMV Option to reacquire each DST Property, the purchase price will be based on the then-current fair market value of the applicable DST Property subject to the master lease. Therefore, we may pay more for a DST Property upon the FMV Option exercise if it appreciates while held by the applicable DST than if we had not placed such property in the DST Program.
We may own DST Interests in DSTs owning DST Properties that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.
In connection with the DST Program, we may own DST Interests in DSTs owning one or more DST Properties that are subject to the terms of the agreements governing our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our DST Interests. Such agreements could affect our ability to turn our DST Interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements, and in some cases the financing documents used in connection with the DST Program, could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.
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
Our activities and investments could be materially adversely affected by the instability in the U.S. or global financial markets, or changes in market, economic, political or regulatory conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation of our investments), trade barriers and currency exchange controls, and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) in respect of the countries in which we invest, as well as by numerous other factors outside the control of the Adviser or its affiliates. For example, changes in U.S. administrative policy may lead to significant increases in tariffs for imported goods among other possible changes. The imposition of such tariffs or other similar trade restrictions may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the U.S. Any future financial market disruptions may adversely affect the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or effectively exit or realize upon investments on favorable terms. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. Any of the foregoing events could result in substantial or total losses to us in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in our capital structure or a particular investment’s capital structure. Such financial market disruptions may also force us to use a greater proportion of our Offering proceeds to finance our acquisitions and fund tenant improvements, reducing the cash available to make distributions and satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.
Inflation may adversely affect our financial condition and results of operations.
An increase in inflation could have an adverse impact on our floating rate mortgages, credit facilities, rental operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, their ability to pay rent. In addition, leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below- market lease rates on a significant number of our properties and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected. Actions to reduce inflation, including raising interest rates, increase our cost of borrowing, which in turn could make it more difficult to obtain financing for our operations or investments on favorable terms.

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
Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of our investment activities, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of any new laws, regulations or initiatives that may be proposed is impossible to determine.
We may be subject to foreign currency risk and our risk management activities may adversely affect the performance of our operations.
While the majority of our portfolio is concentrated in the United States, we may selectively invest in large global cities where Brookfield has comprehensive capabilities, such as Toronto, London, Sydney and Seoul. As a result, some of our assets and operations may be in countries where the U.S. dollar is not the functional currency. These operations pay distributions in currencies other than the U.S. dollar which we must convert to U.S. dollars prior to making distributions on our shares. A significant depreciation in the value of such foreign currencies may have a material adverse effect on our business, financial condition and results of operations.
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
Joint venture investments may involve risks not present in investments where a third-party is not involved, including the possibility that a co-venturer or partner may at any time have other business interests and investments other than the joint venture with us, may have economic or business goals different from ours, and may be in a position to take actions contrary to our policies or objectives. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement. Such investments may have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner has full control over the joint venture. In addition, the joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment or causing us to sell our investment in the joint venture at a time when it would not otherwise be in our best interest to do so. Our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such other vehicle not participated. Joint venture partners might become bankrupt or fail to fund their required capital contributions. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may be liable for actions of its co-venturers or partners. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business.
Furthermore, we may have conflicting fiduciary obligations if we acquire properties with our affiliates or other related entities. As a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.
Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for the short-term, rather than long-term investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.
We rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.
We hire property managers to manage our properties and leasing agents to lease vacancies in our properties. These property managers may be our affiliates or partners in joint ventures that we enter into. We may also use portfolio entities owned by Brookfield to provide these property management, leasing and similar services. The property managers have significant decision-making authority with respect to the management of our properties. In cases where we use third-party property managers, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. In cases where we use one of Brookfield’s portfolio entities to provide property management services, we reimburse certain Brookfield affiliates for corporate support and operating personnel expenses, including, but not limited to, employees who provide on-site maintenance, leasing, administrative and operational support services. Such employees may be fully dedicated or a shared resource amongst other investments. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.
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
We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flows from tenants will result, which could adversely impact our operating results.
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
Short-term leases associated with any multifamily, student housing and single-family rental properties may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to our stockholders.
Substantially all of our leases in multifamily, student housing and single-family rental properties are on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
Increased levels of unemployment could adversely affect the occupancy and rental rates of any multifamily, student housing and single-family rental properties we acquire.
Increased levels of unemployment in markets where we are invested in multifamily, student housing and single-family rental properties could significantly decrease occupancy and rental rates. In times of increasing unemployment, occupancy and rental rates have historically been adversely affected by:
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
These factors will generally contribute to lower rental rates and higher vacancy, which may adversely impact our results of operations, financial condition and ability to make distributions to our stockholders.
Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our multifamily, student housing and single-family rental properties.
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
The multifamily, student housing and single-family rental properties in which we invest must comply with the Fair Housing Amendment of 1988 (the “FHAA”).
The multifamily, student housing and single-family rental properties in which we invest domestically must comply with the FHAA which requires that multifamily, student housing and single-family rental properties first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily, student housing and single-family rental communities for compliance with the requirements of the FHAA and the Americans with Disabilities Act (the “ADA”) and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily, student housing and single-family rental properties to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.
We face risks related to alternative accommodation offerings at our multifamily properties.
Certain of our multifamily properties offer alternative accommodations, typically short-term-rentals, consisting of units leased to third-party individual hosts and units managed by us, that are rented through third-party booking platforms. These alternative accommodations face risks relating to claims of liability, regulatory developments and continued growth and profitability.
Alternative accommodations are subject to claims of liability based on injury, death, discrimination or criminal activities occurring at these properties. We have no control over the actions of tenants and third parties during a guest’s stay, and cannot guarantee the safety of such individuals. In addition, we have not in the past and may not in the future undertake to systematically verify the safety, quality, and legal compliance of alternative accommodation listings at our properties leased to individual hosts. We rely on individual hosts to disclose information relating to their listings and such information may be inaccurate or incomplete. Any resulting complaints or claims could result in negative publicity and increased costs, which could adversely affect our reputation, business and results of operations.
The regulatory environment related to alternative accommodations is evolving, and laws, regulations, or property association rules could impose restrictions or burdens on us. For example, certain domestic and foreign jurisdictions have adopted or are considering statutes or ordinances that prohibit or limit the ability of property owners and managers to rent certain properties for fewer than 30 consecutive days, including laws that place many difficult obligations on property owners that must be complied with to offer their properties, or that regulate the ability to list alternative accommodations, including prohibiting the listing of unlicensed properties. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term rentals. Governments also are looking at additional taxes specific to alternative accommodations that, if implemented, could make the business of operating an alternative accommodation less attractive or prohibitively expensive.

In addition, our ability to attract and retain guests in our alternative accommodations may be adversely impacted by: properties failing to meet guests’ expectations; hosts failing to provide differentiated, high-quality and an adequate supply of stays or experiences at competitive prices; negative associations with, or reduced awareness of, alternative accommodations; negative perceptions of the safety of alternative accommodations and macroeconomic and other conditions outside of our control affecting travel and hospitality industries generally.
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
The value of CMBS and RMBS is subject to risk from possible geographic or industry concentration. In addition to investing in pools or tranches of CMBS and RMBS, we may in certain circumstances invest in securities relating to a single issuer or a handful of issuers, which involves a high degree of concentrated risk with no certainty of any return of capital. These risks may be further pronounced in cases where the CMBS or RMBS is secured by a relatively small or less diverse pool of underlying loans or real estate assets. Certain geographic regions or industries may be more adversely affected from economic pressures when compared to other geographic regions or industries. A pool of CMBS or RMBS comprised of mortgage loans with a substantial geographic or industry concentration will be more susceptible to the economic environment of such concentrated geographic regions or industries, and therefore could be at greater risk for a substantial loss in value.
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
Subject to maintaining our REIT qualification and the limitations in our charter, we have used and may continue to use leverage for our investments on a recourse or non-recourse basis or otherwise engage in certain investment activities that involve the use of leverage. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deterioration in the condition of the investments. Any event that adversely affects the value of one of our investments would be magnified to the extent leverage is used. To the extent that we engage in any leveraging, we will be subject to the risks normally associated with debt financing, including those relating to the ability to refinance and the insufficiency of cash flow to meet principal and interest payments, which could significantly reduce or even eliminate the value of our equity in real estate investments. Leveraging our capital structure will mean that third parties, such as banks, may be entitled to the cash flow generated by such investments prior to us or our investors receiving a return. Additionally, if one of our assets is mortgaged or otherwise used as collateral to secure repayment of indebtedness and such payments are not made, the asset could be foreclosed upon by or otherwise transferred to the lender.
Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. To the extent that we do not employ long-term leverage (or employ less leverage than originally anticipated), our investment returns may be lower than those that might have been achieved using long-term leverage.
No assurance can be given that financing will be available throughout the life of us or any individual investment, or that long-term replacement financing can be obtained as intended by the Adviser. If we are unable to obtain financing, including on favorable terms that reflect its underlying investments, this may have a material adverse effect on our ability to achieve our investment objectives and the return on invested capital. There are also financing costs associated with leverage. Such costs will be borne by us and therefore may adversely affect the rate of returns we obtain. In addition, each leveraged investment will involve interest rate risk to the extent that financing charges for such leveraged investment are based on fluctuations in the applicable benchmark.
Although the use of borrowed funds may increase investment returns if the leveraged investment earns a return greater than the cost of our borrowed funds, investment returns will decrease if the leveraged investment fails to earn a return equal to the cost of our borrowed funds. The extent to which we use borrowed funds may have important consequences to our stockholders, including greater fluctuations in our net assets, use of cash flow for debt service, rather than for additional investments, distributions, or other purposes, and in certain circumstances we may be required to prematurely divest investments to service its debt obligations.
If we default on secured indebtedness, the lender may foreclose and we could lose our entire investment in the collateral for such loan. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and not be limited to any particular asset, such as the investment giving rise to the liability. No assurance can be given that financing for our investments will be obtained by us, or obtained on favorable or acceptable terms. A foreclosure may also have substantial adverse tax consequences for us.
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
We have entered into an uncommitted line of credit from an affiliate of Brookfield (the “Affiliate Line of Credit”) and may seek to obtain additional lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to pay distributions or fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to borrow under the line of credit, that the lender will issue a loan or extend or renew the line of credit, or that we will be able to obtain additional lines of credit on financially reasonable terms. In addition, we may not be able to obtain a line of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to pay distributions or fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our Offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness.
Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
Our use of leverage will subject us to interest rate risk in that increases in long-term interest rates will, absent all else, increase our interest rate expense, impacting profitability. Interest we pay on our loan obligations will reduce cash available for distributions. Certain of our debt obligations are variable rate and, therefore, increases in interest rates would increase our interest costs, which would reduce our cash flows available for distribution. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. We cannot predict factors which may or may not affect interest rates.
Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.
If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Agreements we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to make distributions to our stockholders and the value of our shares.
Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.
Subject to any limitations required to maintain our qualification as a REIT, we may engage in interest rate hedging or other hedging strategies in order to manage risk and return trade-offs. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that, based on the value of the underlying hedging contract, may be held or liquidated separately from the underlying property or loan for which they were originally established. Moreover, it may not be possible to hedge against currency exchange rate, interest rate or public security price fluctuations at a price sufficient to provide protection from the decline in the value of the portfolio position. Hedging may also reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

We may enter into swap transactions, which involve a variety of significant risks.
We may enter into long and short positions in all types of derivative transactions and credit-linked securities, including interest rate and foreign exchange swaps. Swap transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular swap transaction necessarily depend upon the terms of the transaction and our circumstances. In general, however, all swap transactions involve some combination of market risk, credit risk, counterparty credit risk, funding risk, liquidity risk and operational risk. In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for us to modify, terminate or offset our obligations under a swap or our exposure to the risks associated with a swap prior to its scheduled termination date.

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

The Adviser has engaged the Sub-Adviser to select and manage certain of our real estate-related debt and securities and relies on the performance of the Sub-Adviser in managing these securities.
The Adviser has engaged the Sub-Adviser to select and manage certain of our investments in accordance with, and subject to, our investment objectives, strategy, guidelines, policies and limitations pursuant to a sub-advisory agreement among us, the Adviser, the Operating Partnership and the Sub-Adviser (the “Sub-Advisory Agreement”), including certain of our real estate-related debt and securities. The Sub-Adviser has and will continue to have substantial discretion, within our investment guidelines, to make decisions related to the acquisition, management and disposition of certain liquid assets. If the Sub-Adviser does not succeed in managing this portion of our investment strategy, our performance will suffer. In addition, even though the Adviser has the ability to terminate the Sub-Adviser at any time, it may be difficult and costly to terminate and replace the Sub-Adviser.
The success of our Offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.
The dealer manager for the Offering is Brookfield Oaktree Wealth Solutions LLC, an affiliate of the Adviser. The success of the Offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker- dealers and other agents to distribute shares in the Offering. If the Dealer Manager is unable to do so, we may not be able to raise adequate proceeds through the Offering to meet our investment objectives. In addition, the Dealer Manager serves as dealer manager for other issuers, including Other Brookfield Accounts and other accounts of Oaktree (“Other Oaktree Accounts”). As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the Offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through the Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.
The fees we pay in connection with the offering and the agreements entered into with Brookfield, Oaktree and their respective affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.
The compensation paid to the Adviser, the Sub-Adviser and other affiliates of Brookfield and Oaktree for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Brookfield, Oaktree and their respective affiliates, including the Adviser and the Sub-Adviser, were not negotiated at arm’s length. Such agreements include the Advisory Agreement, the Sub-Advisory Agreement, our dealer manager agreement and any property management and other agreements we may enter into with affiliates of the Adviser and the Sub-Adviser from time to time.
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
We will pay the Adviser a management fee regardless of the performance of our portfolio. The Adviser’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay the Adviser a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The Adviser, however, has a fiduciary duty to us. If the Adviser fails to act in our best interests, then it will have violated this duty. The Advisory Agreement may be terminated by a majority of our independent directors or the Adviser on 60 days’ notice. The existence of the performance fee, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Adviser to make riskier or more speculative investments on our behalf or cause us to use more leverage than it would otherwise make in the absence of such performance based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the Adviser may receive a performance fee based on unrealized gains in certain assets at the time of such performance fees and such gains may not be realized when those assets are eventually disposed of.
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
Our Adviser also has discretion to choose which of our properties to syndicate in the DST Program, which presents conflicts because our Adviser and the Dealer Manager earn fees from the DST Program.
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
We may co-invest with Brookfield and Oaktree affiliates in real estate-related investments and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest.
Other Brookfield Accounts and Other Oaktree Accounts hold a number of existing real estate-related investments and may in the future make further such investments. To the extent permitted by our charter and, as required, subject to approval by our board of directors (including a majority of our independent directors), we may make investments either in those same assets or in related assets. In addition, we anticipate that we may make investments in entities or assets in which an Other Brookfield Account or Other Oaktree Account holds an investment in a different class of the debt or equity securities of such entities or such assets. For example, we may make investments in the equity of entities or assets in which Other Brookfield Accounts or Other Oaktree Accounts have made or will make investments in various tranches of CMBS securitizations or other debt instruments.
In the foregoing circumstances, to the extent we hold securities that are different (including with respect to relative seniority) than those held by such Other Brookfield Accounts or Other Oaktree Accounts, as applicable, Brookfield and Oaktree could have conflicting loyalties between their duties to us and such other account. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating to or with respect to such securities held by such Other Brookfield Accounts or Other Oaktree Accounts (notwithstanding that if such accounts maintain voting rights with respect to the securities they hold) or, if we do not recuse ourselves Brookfield or Oaktree may be required to take action where it will have conflicting loyalties between its duties to us and to such Other Brookfield Accounts or Other Oaktree Accounts, as applicable, which may adversely impact us.
Brookfield, including the Adviser, may face conflicts of interest associated with the Brookfield Investor’s investments in us and the related share repurchase arrangement.
The Brookfield Investor was issued a combination of shares of our common stock and units of the Operating Partnership in connection with its contribution of certain assets to the Operating Partnership. Our board of directors, including a majority of independent directors, has adopted an arrangement to repurchase securities held by the Brookfield Investor. Because this arrangement is with an affiliate of Brookfield, the terms were not negotiated at arm’s length. Brookfield may face conflicts of interest in conducting the share repurchase arrangement with the Brookfield Investor. Also, because the Brookfield Investor owns a significant amount of shares of our common stock and Operating Partnership units, the Adviser may face conflicts of interest in managing our investment activities.
There may be conflicts of interest related to our uncommitted line of credit with an affiliate of Brookfield.
We have entered into the Affiliate Line of Credit with an affiliate of Brookfield, pursuant to which we may borrow up to $125 million at an interest rate equal to the lowest then-current interest rate offered by a third-party lender to us for a similar credit product, or, if no such rate is available, the U.S. dollar denominated Secured Overnight Financing Rate (“SOFR”) plus a 0.10% credit adjustment and a 2.25% margin. There can be no assurances that we will be able to borrow under the Affiliate Line of Credit, or that the Brookfield lender will issue a loan or extend or renew the Affiliate Line of Credit. Because this Affiliate Line of Credit is with an affiliate of Brookfield, the terms of the agreement were not negotiated at arm’s length. The Adviser may face conflicts of interest in connection with any borrowings or disputes under this Affiliate Line of Credit.
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
We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially applied with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
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
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than 9.9%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.9%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of all classes or series of our stock, which we refer to collectively as the “ownership limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to own constructively in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, with the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.
The ownership limit may have the effect of precluding a change in control of us by a third-party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the NAV of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of directors’ power to increase the ownership limit or grant further exemptions in the future.
Non-U.S. holders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”), which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs, or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount of gain recognized on (or, in the case of a distribution, the amount of the distribution attributable to gains from) such disposition. Subject to certain exceptions, FIRPTA gains must be reported on a U.S. federal income tax return and are taxable at regular U.S. federal income tax rates. Such tax does not apply, however, to gain from the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire time period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we fail to qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including repurchases) would be subject to tax under FIRPTA, unless (1) our shares of common stock were regularly traded on an established securities market and (2) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market.
Final Treasury regulations that are effective as of April 25, 2024 (the “Final Regulations”), modify prior tax guidance relating to the determination of whether we are a domestically controlled REIT by providing a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and by treating “qualified foreign pension funds” as foreign persons. The Final Regulations further provide that domestic publicly traded partnerships, public domestic C corporations, and public regulated investment companies will be treated as look-through persons if the REIT has actual knowledge that the partnership, corporation, or regulated investment company, as applicable, is foreign controlled. The look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a domestically controlled REIT for a period of up to ten years, or until the earlier date on which the REIT undergoes a significant change in its ownership (meaning the percentage of the REIT stock held by non-look-through persons increases by more than 50% in the aggregate over the percentage of REIT stock owned by such non-look-through persons on April 24, 2024, the date the Final Regulations were issued) or the REIT acquires additional USRPIs that represent more than 20% of the aggregate fair market value of its USRPIs held on April 24, 2024, the date the Final Regulations were issued (the “Applicable Limits”). If a REIT exceeds an Applicable Limit during the ten-year period, then the look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date it exceeds such Applicable Limit. We believe we are subject to such look-through rule in the Final Regulations. Please consult your tax advisor.
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
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state, local and foreign taxes. For example, net income from the sale of properties that are “dealer” properties (properties held for sale in the ordinary course of a trade or business and not for investment) sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, we may elect to cause our stockholders to be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, will have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of directors has duties to us and our stockholders and could only cause such changes in our tax treatment if it determines that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which may cause a reduction in the total return to our stockholders.
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
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20% (excluding the 3.8% “net investment income” tax). Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under current law, through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of “ordinary” REIT dividends (i.e., dividends other than capital gain dividends and qualified dividend income) received by them, which temporarily reduces the effective tax rate on such dividends.
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
Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including the Operating Partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances concerning the acquisition, ownership and disposition of such property. We intend to avoid this 100% “prohibited transaction” tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Code. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business or that a safe harbor will apply.
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
Our Adviser’s cybersecurity program includes a comprehensive policy framework, reviewed and updated annually; security awareness and data protection training for all employees, completed annually; technology risk assessments for critical information systems and applications, performed annually and following all changes to these systems; monthly vulnerability scans; quarterly technology risk assessments and the use of software to protect the confidentiality, integrity and availability of our systems, including the use of anti-malware applications and the use of programs that log, monitor and audit system activities. The effectiveness of our Adviser’s cybersecurity programs is evaluated regularly through both internal and third-party audits. We may also engage third parties to conduct risk assessments.
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
Audits, cybersecurity simulations and employee testing results indicate that the Adviser’s program is effective in protecting our information. The policies, standards, and guidance are structured to help us respond effectively to the dynamically changing environment of cybersecurity threats, cybersecurity risks, technologies, laws, and regulations. The Adviser modifies its policies, standards, and guidance as needed to adjust to this changing environment.
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

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock
The Offering consists of four classes of shares of our common stock, Class S shares, Class T shares, Class D shares and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 18, 2025, there were 2,227 holders of record of our Class S common stock, 425 holders of record of our Class I common stock, 2 holders of record of our Class T common stock, and 39 holders of record of our Class D common stock. Class C and Class E shares are not offered or sold in the Offering. These figures do not include the number of stockholders that hold shares in “street name” through banks or broker-dealers. The following table details the selling commissions, dealer manager fees and stockholder servicing fees for each applicable share class being offered and sold in the Offering as of December 31, 2024:

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
For the year ended December 31, 2024, the costs of raising capital in our Offering, which represents all upfront selling commissions, upfront dealer manager fees, stockholder servicing fees and organization and offering costs accrued by us during the year, was approximately 3.3% of capital raised, inclusive of capital raised from private offerings.

The following table presents our monthly NAV per share for each of the six classes of shares from January 31, 2022 through December 31, 2024:

	Class S Shares	Class I Shares	Class D Shares	Class T Shares (1)	Class C Shares (2)	Class E Shares (2)
January 31, 2022	$12.5735	$12.6154	$—	$—	$12.5240	$12.7185
February 28, 2022	12.9453	12.9919	—	—	12.8738	13.1675
March 31, 2022	13.0702	13.1344	—	—	12.9693	13.3421
April 30, 2022	13.6326	13.6925	—	—	13.5045	14.0147
May 31, 2022	13.7789	13.8601	—	—	13.5772	14.2549
June 30, 2022	13.7215	13.8110	13.7139	—	13.5231	14.1412
July 31, 2022	13.8200	13.9101	13.8117	—	13.6245	14.2684
August 31, 2022	13.8555	13.9499	13.7712	—	13.6556	14.3219
September 30, 2022	13.8660	13.9594	13.8145	—	13.6629	14.3442
October 31, 2022	13.8702	13.9636	13.8034	—	13.6667	14.3613
November 30, 2022	13.5418	13.6332	13.4806	—	13.3424	13.9833
December 31, 2022	13.2712	13.3602	13.2204	—	13.0716	13.6732
January 31, 2023	13.2112	13.3019	13.2957	—	13.0050	13.2742
February 28, 2023	13.1299	13.2192	13.2047	—	12.9231	13.1923
March 31, 2023	12.8583	12.9469	12.9538	—	12.6584	12.9215
April 30, 2023	12.8531	12.9465	12.9928	—	12.6617	12.9087
May 31, 2023	12.7076	12.8002	12.8466	—	12.5181	12.7723
June 30, 2023	12.4704	12.5603	12.6073	—	12.2839	12.5345
July 31, 2023	12.4159	12.5063	12.5746	—	12.2284	12.4806
August 31, 2023	12.2713	12.3597	12.4305	—	12.0856	12.3356
September 30, 2023	12.2754	12.3651	12.4373	—	12.0879	12.3397
October 31, 2023	12.2236	12.3138	12.3859	—	12.0361	12.2887
November 30, 2023	11.9828	12.0743	12.1459	—	11.8006	12.0471
December 31, 2023	11.6835	11.7742	11.8483	—	11.5092	11.7522
January 31, 2024	11.6574	11.7507	11.8473	—	11.4815	11.7274
February 29, 2024	11.3510	11.4431	11.5337	—	11.1759	11.4318
March 31, 2024	11.2240	11.3174	11.4227	—	11.0461	11.3070
April 30, 2024	11.2146	11.3109	11.4093	—	11.0368	11.2980
May 31, 2024	11.1726	11.2698	11.3688	—	10.9952	11.2573
June 30, 2024	11.1158	11.2130	11.3137	—	10.9360	11.2012
July 31, 2024	11.0662	11.1665	11.2666	—	10.8880	11.1540
August 31, 2024	10.9145	11.0178	11.1154	—	10.7421	11.0065
September 30, 2024	10.9753	11.0809	11.1828	—	10.7991	11.0677
October 31, 2024	10.9331	11.0385	11.1365	—	10.7570	11.0273
November 30, 2024	10.8872	10.9920	11.0910	—	10.7129	10.9805
December 31, 2024	10.8911	10.9967	11.0958	—	10.7161	10.9854

(1)	No Class T shares had been sold as of December 31, 2024.
(2)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.

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

Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of December 31, 2024 ($ and shares/units in thousands):

Components of NAV	December 31, 2024
Investments in real estate	$1,812,280
Investments in real estate-related loans and securities	72,259
Investments in unconsolidated entities	81,566
Cash and cash equivalents	13,763
Restricted cash	10,544
Other assets	13,101
Debt obligations	(1,056,553)
Accrued stockholder servicing fees(1)	(228)
Management fee payable	(867)
Dividend payable	(4,682)
Subscriptions received in advance	(1,204)
Other liabilities	(46,499)
Non-controlling interests in joint ventures	(26,336)
Net asset value	$867,144
Number of shares/units outstanding	79,336

(1)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of December 31, 2024, we have accrued under GAAP approximately $17.5 million of stockholder servicing fees payable to the Dealer Manager related to the Class S and Class D shares sold (as of December 31, 2024, we had not sold any Class T shares).

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party Class I OP Units(2)	Third-party Class E OP Units(2)	Total
Net asset value	$302,954	$156,318	$1,406	$—	$88,537	$15,186	$277,771	$24,972	$867,144
Number of shares/units outstanding	27,817	14,215	127	—	8,262	1,382	25,259	2,274	79,336
NAV Per Share/Unit as of December 31, 2024	$10.8911	$10.9967	$11.0958	$—	$10.7161	$10.9854	$10.9967	$10.9854

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes the units of the Operating Partnership held by parties other than us.
As of December 31, 2024, we had not sold any Class T shares.

The following table details the weighted average discount rate and exit capitalization rate, which are the key assumptions in the discounted cash flow methodology, by property type as of December 31, 2024:

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily/Student Housing	7.2%	5.9%
Single-Family Rental	7.0%	5.4%
Net Lease	6.9%	5.9%
Office	8.3%	7.5%
Logistics	7.2%	5.9%

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

Input	Hypothetical Change	Multifamily/Student Housing Investment Values	Single-Family Rental Investment Values	Net Lease Investment Values	Logistics Investment Values	Office Investment Values
Discount Rate	.25% Decrease	1.9%	1.1%	2.2%	2.0%	1.9%
(weighted average)	.25% Increase	(1.8)%	(1.1)%	(2.1)%	(2.0)%	(1.9)%
Exit Capitalization Rate	.25% Decrease	2.6%	3.7%	2.8%	2.6%	1.9%
(weighted average)	.25% Increase	(2.4)%	(3.6)%	(2.6)%	(2.5)%	(2.2)%

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2024
Stockholders’ equity under U.S. GAAP	$323,226
Redeemable non-controlling interest	302,743
Total partners’ capital of Operating Partnership under GAAP	625,969
Adjustments:
Accrued stockholder servicing fee	17,223
Deferred rent	(6,411)
Advanced organizational and offering costs	7,094
Unrealized net real estate appreciation	23,924
Accumulated depreciation and amortization	199,345
NAV	$867,144

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
The following table details the aggregate net distributions declared for each class of common stock for the year ended December 31, 2024:

	Year Ended December 31, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.8586	$0.8586	$0.8586	$—	$0.8586	$0.8586
Stockholder servicing fee per share of common stock	(0.0949)	—	(0.0285)	—	—	—
Management fee per share of common stock	(0.1397)	(0.1410)	(0.1422)	—	(0.1376)	—
Net distributions declared per share of common stock	$0.6240	$0.7176	$0.6879	$—	$0.7210	$0.8586

(1)	As of December 31, 2024 we did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the year.

For the year ended December 31, 2024, we declared distributions in the amount of $55.0 million. The following table outlines the tax character of our distributions paid in 2024 as a percentage of total distributions. The distribution declared on December 30, 2024 was paid in January of the following year and is excluded from the below analysis as it is a 2025 tax event:

	Ordinary Income	Capital Gains	Return of Capital
2024 Tax Year	—%	—%	100%

The following table summarizes our distributions declared during the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	For the year ended December 31, 2024		For the year ended December 31, 2023		For the year ended December 31, 2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$21,692	39%	$26,592	41%	$17,075	40%
Reinvested in shares	33,270	61%	37,712	59%	25,653	60%
Total distributions	$54,962	100%	$64,304	100%	$42,728	100%

Sources of Distributions
Cash flows from operating activities(1)	$43,296	79%	$63,716	99%	$42,728	100%
Cash flows from other sources(2)	11,666	21%	588	1%	—	—%
Total sources of distributions	$54,962	100%	$64,304	100%	$42,728	100%

Cash flows from operating activities	$43,296		$33,738		$65,357
Funds from Operations(3)	$24,691		$21,295		$15,833
Adjusted Funds from Operations(3)	$29,096		$32,399		$41,056
Funds Available for Distribution(3)	$27,141		$45,421		$47,735

(1)	Sources of distributions in 2022 includes cash flows from operating activities in prior periods.
(2)	Includes cash flows from investing activities, such as proceeds from sales of trading securities and real estate-related securities.
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

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our Consolidated Financial Statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, plus (iii) real estate-related depreciation and amortization, and (iv) after adjustments for our share of consolidated and unconsolidated joint ventures.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders and redeemable non-controlling interests. We believe it is meaningful to include redeemable non-controlling interests since it is a component of our NAV ($ in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Net income (loss) attributable to REIT shareholders including Redeemable non-controlling interest	$(31,450)	$(48,906)	$(39,082)
Adjustments to arrive at FFO:
Depreciation and amortization	55,259	51,691	55,684
Impairment of investments in real estate	33,922	19,331	—
Gain on extinguishment of debt	(32,251)	—	—
Amount attributed to non-controlling interests attributable to third party joint ventures for above adjustments	(789)	(821)	(769)
FFO attributable to stockholders and redeemable non-controlling interests	24,691	21,295	15,833
Adjustments to arrive at AFFO:
Straight-line rental income	(2,360)	(926)	(1,879)
Amortization of above and below market lease intangibles, net	(907)	(1,016)	(963)
Amortization of deferred financing costs	3,501	3,169	4,534
Amortization of upfront derivative acquisition costs	1,860	1,943	—
Amortization of origination fees and discount	—	(84)	(85)
Amortization of restricted stock awards	323	323	323
Unrealized loss on investments, net(1)	2,153	7,742	16,750
Non-cash performance fee	—	—	6,566
Amount attributed to non-controlling interests attributable third party joint ventures for above adjustments	(165)	(47)	(23)
AFFO attributable to stockholders and redeemable non-controlling interests	29,096	32,399	41,056
Adjustments to arrive at FAD:
Non-cash management fee	11,183	13,895	10,512
Realized gain on sale of real estate-related loans and securities	(7,590)	(1,398)	(726)
Realized loss (gain) on financial instruments(2)	(2,838)	4,143	(10,572)
Stockholder servicing fees	(2,710)	(3,618)	(3,107)
FAD attributable to stockholders and redeemable non-controlling interests	$27,141	$45,421	$37,163

(1)
Unrealized loss (gain) on investments, net relates to provisions for current estimated credit losses and mark-to-market changes on our investments in real estate-related securities, derivative contracts, and investments in unconsolidated entities reported at fair value. For the years ended December 31, 2024, 2023 and 2022, unrealized loss on investments, net includes $5.3 million, $3.7 million and $4.1 million, respectively, of net operating income less interest expense attributable to our unconsolidated investment in Principal Place.

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

Unregistered Sales of Equity Securities
For the three months December 31, 2024, all equity securities that were sold and not registered under the Securities Act were previously reported on our Current Report on Form 8-K.
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
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an “Early Repurchase Deduction”) subject to certain limited exceptions. Settlements of share repurchases will be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan, to shares the Adviser elects to receive instead of cash in respect of its management or performance fees. In addition, shares of our common stock are sold to certain feeder vehicles primarily created to hold our shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, we may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
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
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of our common stock and Operating Partnership units in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021. We and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”), pursuant to which we and the Operating Partnership will offer to repurchase shares of common stock or units of the Operating Partnership, as applicable, from the Brookfield Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares and units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50.0 million. Pursuant to the terms of the Brookfield Repurchase Arrangement, the Brookfield Investor may cause us or the Operating Partnership to repurchase its shares and units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of our common stock or units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. Shares of our common stock or units held by the Brookfield Investor that were not issued as consideration for the contribution of certain properties to the Operating Partnership are not subject to the Brookfield Repurchase Arrangement, but may be redeemed, in whole or in part, for cash upon the request of the Brookfield Investor, subject to the limitations of our share purchase plan. For the year ended December 31, 2024, we and the Operating Partnership did not repurchase any shares or units as part of the Brookfield Repurchase Arrangement.
During the three months ended December 31, 2024, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)(2)	Repurchases as a Percentage of Shares Outstanding(3)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(4)
October 2024	1,024,403	1.25%	$11.0401	1,024,403	—
November 2024(5)	28,091,183	25.84%	$11.0756	794,317	—
December 2024(6)	1,774,841	2.19%	$10.8697	1,525,401	—
Total	30,890,427			3,344,121

(1)	Repurchases are limited under the share repurchase plan as described above.
(2)	Share repurchases were funded through a combination of proceeds from the sale of our common stock and proceeds from the sale of trading securities and real estate-related securities.
(3)
Includes shares repurchased outside of the share repurchase plan. For purposes of calculating the monthly and quarterly limits under our share repurchase plan, net repurchases as a percentage of aggregate NAV were 0.83%, 0.48% and 0.00% for the months of October 2024, November 2024 and December 2024, respectively, and 0.00% for the calendar quarter ended December 31, 2024.

(4)	All repurchase requests under our share repurchase plan were satisfied.
(5)	Includes 27,296,866 shares repurchased from the Brookfield Investor outside of the share repurchase plan related to restructuring of the Brookfield Investor’s interest. As consideration for the repurchase, the Brookfield Investor received a distribution of an equivalent amount of units in the Operating Partnership in a non-cash transaction.
(6)	Includes 249,440 Class I shares repurchased from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.

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
We are conducting a continuous public offering (the “Offering”) of Class S, Class T, Class D and Class I shares of our common stock pursuant to Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). On April 30, 2018, we launched our initial public offering of up to $2.0 billion in shares of our common stock (the “Initial Public Offering”). On November 2, 2021, the Initial Public Offering terminated, and we commenced our second public offering of up to $7.5 billion in shares of our common stock in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock (the “Current Public Offering”). On October 23, 2024, we filed a new registration statement for our third public offering of up to $7.5 billion in shares of our common stock, which is not yet effective.
In addition to the Current Public Offering, we are conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. We are also offering Class E shares to Brookfield and its affiliates, certain of Brookfield’s and Oaktree’s employees, and our independent directors in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D promulgated thereunder. As of March 18, 2025, we have received cumulative net proceeds of $1.1 billion, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class S, Class D, Class I, Class E, Class C and Class T common stock in our Offering and our private offerings.
We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019, and we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of December 31, 2024, we owned and operated 18 investments in real estate and held investments in two unconsolidated interests in real estate joint ventures, three real estate-related loans, and 34 short-term real estate-related debt securities and two interest rate derivatives related to its investments in real estate-related securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties or real estate-related loans.
DST Program
On October 1, 2024, we initiated, through the Operating Partnership, a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $1.0 billion of beneficial interests (“DST Interests”) in specific Delaware statutory trusts (“DSTs”) holding one or more real properties (each, a “DST Property” and, collectively, the “DST Properties”). These DST Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act, in one or more offerings (the “DST Offerings”). Under the DST Program, each DST Property will be sourced from our real properties or from third parties, which will be held in a DST and subsequently leased by one of our wholly owned subsidiaries in accordance with a certain master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will hold a fair market value option (the “FMV Option”), giving it the right, but not the obligation, to acquire the DST Interests in the applicable DST from the investors in exchange for Operating Partnership units or cash, at the Operating Partnership’s discretion. Such FMV Option shall be exercisable during a one-year option period, beginning two years following the sale of the last DST Interest in any such DST Offering. The Operating Partnership, in its sole and absolute discretion, may assign its rights in the FMV Option to a subsidiary, an affiliate, a successor entity to the Operating Partnership or the acquirer of a majority of the Operating Partnership’s assets. After a one-year holding period, investors who acquire Operating Partnership units pursuant to the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their Operating Partnership units for, at our sole discretion, shares of our common stock, cash, or a combination of both.
We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Affiliates of the Adviser have provided and may continue to provide mortgage financing with respect to certain DST Properties and are expected to receive fees in connection with the sale of the DST Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We have not allocated specific amounts of the net proceeds from the DST Program for any specific purpose. As of December 31, 2024, we have raised approximately $15 million of aggregate gross proceeds from our DST Program.
Recent Developments
Business Outlook
Portfolio performance during 2024 remained stable as real estate fundamentals continued to be resilient after a prolonged period of volatility. The year was underpinned by improving macroeconomic conditions, with inflation in the United States continuing to decline since its peak in 2022 and the U.S. Federal Reserve issuing its first rate cuts in four years. The change in rate policy and decline in interest rates should create favorable conditions for private real estate, including positive impacts on property values and cash flows.
Debt capital markets have also benefited from the recent relief from elevated interest rates, with new issuance volume increasing significantly from the same period last year. The increased availability of debt and tightening of credit spreads should drive an increase in real estate transaction volume heading into 2025. We believe we are well-positioned to capitalize on these opportunities going forward, with no unsatisfied repurchase requests and approximately $350 million of total liquidity as of December 31, 2024.
While the broader real estate market continues to show signs of recovery, geopolitical instability and other macroeconomic factors in the United States and globally could affect our business and operating results. However, the strong operating performance of our properties, with consistency high occupancy and growing cash flows, should position us well for any instability.

2024 Highlights
Operating and Capital Raising Results:
•Total return for the year ended December 31, 2024, excluding upfront selling commissions, was -1.41% for Class S, -0.45% for Class I and -0.49% for Class D shares. Negative performance in 2024 was primarily attributable to increases during the first half of the year to discount and exit cap rate assumptions used in our property valuations. Total return is calculated as the percent change in the net asset value (“NAV”) per share during the respective periods, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares. As of December 31, 2024, no Class T shares of common stock had been issued.
•Annualized total return from inception through December 31, 2024, excluding upfront selling commissions, was 6.28% for Class S, 7.33% for Class I, and -2.53% for Class D shares. Since inception returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued.
•Raised $56.7 million from the sale of our common stock during the year ended December 31, 2024.
•Declared monthly net distributions totaling $55.0 million for the year ended December 31, 2024. As of December 31, 2024, the annualized net distribution rate was 5.74% for Class S, 6.53% for Class I and 6.20% for Class D shares.
•Reinvested distributions of $33.3 million during the year ended December 31, 2024.
Investing and Financing Activity:
•Closed on the following property acquisitions during the year for an aggregate purchase price of $166.0 million, excluding closing costs:
◦Two single-family rental home communities consisting of 181 homes in Chattanooga, Tennessee, and Birmingham, Alabama, for an aggregate purchase price of $50.0 million.
◦Reflection, a 741-bed student housing property in Atlanta, Georgia, for a purchase price of $116.0 million.
•Disposed of Two Liberty Center for a gross sales price of $27.6 million ($0 of net sale proceeds after repayment of debt) and recognized a gain on debt extinguishment of $32.3 million.
•As of December 31, 2024, our leverage ratio was 52.7%. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. There is no indebtedness on our real estate-related debt investments. The leverage ratio would be higher if our pro rata share of debt within our unconsolidated investment was included in the calculation.
Current Portfolio:
•Our portfolio as of December 31, 2024, based on the net asset value of our investments, consisted of 92% real estate properties and 8% real estate-related loans and securities. Net asset value is measured as the fair value of our investments less any mortgages or debt obligations related to such investments. There is no indebtedness on our real estate-related debt investments.
•Our real estate properties as of December 31, 2024, based on the total asset value of our properties measured at fair value, consisted of multifamily (53%), net lease (24%), single-family rental (10%), student housing (6%), logistics (5%) and office (2%).
•As of December 31, 2024, our real estate-related loans and securities consisted of 39 investments with an aggregate fair value of $72.3 million.

Portfolio
The following table provides information regarding our portfolio of real properties as of December 31, 2024:

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Multifamily	April 2019	90%	$59.2	448	88%
Arbors of Las Colinas	Dallas, TX	Multifamily	December 2020	90%	63.5	408	89%
1110 Key Federal Hill	Baltimore, MD	Multifamily	September 2021	100%	73.6	224	95%
Domain	Orlando, FL	Multifamily	November 2021	100%	74.1	324	91%
The Burnham	Nashville, TN	Multifamily	November 2021	100%	129.0	328	99%
Flats on Front	Wilmington, NC	Multifamily	December 2021	100%	97.5	273	96%
Verso	Beaverton, OR	Multifamily	December 2021	100%	74.0	172	95%
2626 South Side Flats	Pittsburgh, PA	Multifamily	January 2022	100%	90.0	264	92%
The Parker at Huntington Metro(5)	Alexandria, VA	Multifamily	March 2022	100%	136.0	360	92%
Briggs + Union	Mount Laurel, NJ	Multifamily	April 2022	100%	158.0	490	96%
Single-Family Rentals	Various	Single-Family Rental	Various	100%	178.5	667	92%
Reflection	Atlanta, GA	Student Housing	June 2024	97%	116.0	741	78%
Principal Place(6)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	95%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
Total					$1,825.8

(1)	Investments in real estate properties includes our consolidated property investments and our unconsolidated investment in Principal Place.
(2)	The joint venture agreements entered into by us (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(3)	Purchase price is presented in millions and excludes acquisition costs.
(4)
For multifamily and student housing investments, occupancy represents the percentage of all leased units divided by the total available units as of December 31, 2024. Single-family rentals occupancy represents all occupied homes divided by the total stabilized homes as of the date indicated. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of December 31, 2024.

(5)
Held through our DST Program as of December 31, 2024. The property has been consolidated on our Consolidated Balance Sheets and any profits interest due to the third-party investors in the DST Program are reported within Non-controlling interests in consolidated joint ventures.

(6)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.

Investments in Real Estate-Related Loans and Securities
The following table details our real estate-related loans and securities as of December 31, 2024 ($ in thousands):

Type of Security	Number of Positions	Weighted Average Coupon(1)(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis(4)	Carrying Cost
CMBS - floating	7	SOFR + 3.85%	July 2026	$24,794	$22,667	$22,361
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	6,238
RMBS - fixed	23	5.54%	September 2026	29,728	28,960	29,217
Real estate-related loans	3	11.13%	February 2026	16,479	13,587	13,587
Interest rate swaps	2	4.40%	September 2026	—	—	102
Total	39	6.88%	August 2026	$94,414	$85,864	$71,505

(1)	As of December 31, 2024, SOFR was equal to 4.49%.
(2)	Total weighted average coupon excludes interest rate swaps.
(3)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
(4)	Cost Basis for Real estate-related loans is shown net of the allowance adjustment for estimated credit loss. As of December 31, 2024 and December 31, 2023, the Company recognized estimated credit losses of $2.9 million and $2.0 million, respectively, related to its investments in real-estate related loans.
Lease Expirations
The following table details the expiring leases at our consolidated office, logistics and net lease properties by annualized base rent and square footage as of December 31, 2024 ($ and square feet data in thousands). The table below excludes our multifamily, student housing and single-family rental properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Approximate Gross Leasable Square Footage of Expiring Leases	% of Total Square Feet Expiring
2025	10	$1,137	4%	60	4%
2026	6	1,547	6%	67	4%
2027	6	713	3%	46	3%
2028	10	1,606	6%	76	5%
2029	10	1,985	7%	178	12%
2030	6	1,186	4%	72	5%
2031	3	402	1%	16	1%
2032	1	1,366	5%	211	14%
2033	2	106	—%	3	—%
2034	1	1,467	5%	300	20%
Thereafter	2	15,292	59%	467	32%
Total	57	$26,807	100%	1,496	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Year Ended December 31,		2024 vs. 2023
	2024	2023	$
Revenues
Rental revenues	$129,421	$126,528	$2,893
Other revenues	14,567	12,119	2,448
Total revenues	143,988	138,647	5,341
Expenses
Rental property operating	52,886	52,661	225
General and administrative	8,113	8,389	(276)
Management fee	11,183	13,895	(2,712)
Impairment of investments in real estate	33,922	19,331	14,591
Depreciation and amortization	55,259	51,691	3,568
Total expenses	161,363	145,967	15,396
Other (expense) income
Income from real estate-related loans and securities	12,055	17,609	(5,554)
Interest expense	(68,446)	(58,577)	(9,869)
Gain on extinguishment of debt	32,251	—	32,251
Gain (loss) from unconsolidated entities	6,413	(2,083)	8,496
Other income, net	2,921	331	2,590
Total other (expense) income	(14,806)	(42,720)	27,914
Net loss	$(32,181)	$(50,040)	$17,859
Net loss attributable to non-controlling interests in consolidated joint ventures	800	1,179	(379)
Net income attributable to non-controlling interests – preferred stockholders	(69)	(45)	(24)
Net loss attributable to redeemable non-controlling interests	3,680	42	3,638
Net loss income attributable to Brookfield REIT stockholders	$(27,770)	$(48,864)	$21,094
Per common share data:
Net loss income per share of common stock – basic and diluted	$(0.34)	$(0.53)	$0.19
Weighted average number of shares outstanding – basic and diluted	82,198	92,740	(10,542)

Revenues
Revenues primarily consist of base rent arising from tenant leases at our multifamily, student housing, single-family rental, net lease, office and logistics properties. Revenues increased $5.3 million from $138.6 million for the year ended December 31, 2023 to $144.0 million for the year ended December 31, 2024. The increase was primarily due to incremental rental revenue generated from properties acquired during 2024, as well as rental revenue growth at certain multifamily and single-family rental properties. The increase was partly offset by decreased rental revenues attributable to the disposition of an office asset. The components of revenue during these periods are as follows ($ in thousands):

	Year Ended December 31,		2024 vs. 2023
	2024	2023	$
Rental revenue	$119,983	$115,714	$4,269
Tenant reimbursements	9,438	10,814	(1,376)
Ancillary income and fees	14,567	12,119	2,448
Total revenue	$143,988	$138,647	$5,341

Rental Property Operating Expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees and insurance expenses. Rental property operating expenses increased $0.2 million during the year ended December 31, 2024 to $52.9 million compared to $52.7 million for the year ended December 31, 2023. The increase in 2024 was primarily due to the rise in operating expenses attributable to acquisition activity in 2024, partially offset by the disposal of an asset and a reduction in real estate taxes at a net lease property.
General and Administrative Expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the year ended December 31, 2024, general and administrative expenses were $8.1 million compared to $8.4 million during the year ended December 31, 2023. The decrease of $0.3 million was primarily due to the reduction in transactional activity in the current period.
Management Fee
Management fees are earned by our Adviser for providing services pursuant to the advisory agreement among the Adviser, the Operating Partnership and the Company (the “Advisory Agreement”). During the year ended December 31, 2024, the total management fee expense was $11.2 million compared to $13.9 million during the year ended December 31, 2023. Management fees are calculated based on our aggregate NAV of Class S, Class I, Class T, Class D and Class C shares (no management fees are paid on Class E shares) and are paid monthly. The decrease in management fees was due to a lower average NAV during the year ended December 31, 2024 compared to the prior year.
Impairment of Investments in Real Estate
During the years ended December 31, 2024 and 2023, we recognized impairment charges of $33.9 million and $19.3 million, respectively. The impairment charges in both years were related to an office property that was sold in 2024.
Depreciation and Amortization
During the year ended December 31, 2024, depreciation and amortization increased $3.6 million compared to the corresponding period in 2023. The increase is attributable to a larger asset base as a result of acquisition activity, partially offset by routine asset retirements and the disposition of an office property.
Income from Real Estate-Related Loans and Securities
Income from real estate-related loans and securities was $12.1 million and $17.6 million for the years ended December 31, 2024 and 2023, respectively. The $5.5 million decrease was primarily attributable to a decrease in interest income from the sales of real estate-related securities, partially offset by realized gains on sales of securities. As of December 31, 2024, the weighted average coupon of our investments in real estate-related securities was 6.88% and 32% of our investments in real estate-related securities were variable rate.
Interest Expense
Interest expense is primarily related to interest incurred on our mortgage loans, a credit agreement with a lender secured by certain of our properties (the “Secured Credit Facility”) and an uncommitted line of credit from an affiliate of Brookfield (the “Affiliate Line of Credit”). For the year ended December 31, 2024, interest expense was $68.4 million compared to $58.6 million for the year ended December 31, 2023. The $9.9 million increase was primarily due to interest incurred on mortgage loans for properties acquired during the year and the termination of interest rate derivatives.
Gain (Loss) from Unconsolidated Entities
Gain (loss) from unconsolidated entities consists of changes in the fair value of our investments in unconsolidated entities that are held at fair value, as well as realized and unrealized gains and losses on our foreign currency swap contracts related to our unconsolidated non-U.S. investment in Principal Place. During the years ended December 31, 2024 and 2023, gain from unconsolidated entities was $6.4 million and loss was $2.1 million, respectively. The gains and losses were primarily due to changes in the fair value of our unconsolidated interest in Principal Place.
Other income, net
Other income, net consists of realized and unrealized gains and losses on our interest rate derivatives and income from our trading securities. During the years ended December 31, 2024 and 2023, other income was $2.9 million and $0.3 million, respectively. The increase was primarily due to realized gains on our interest rate derivatives.
Net Loss Attributable to Redeemable Non-Controlling Interests
Net loss attributable to redeemable non-controlling interests was $3.7 million for the year ended December 31, 2024 compared to less than $0.1 million for the year ended December 31, 2023. The loss allocable to redeemable non-controlling interests is related to interests held in the Operating Partnership by parties other than us. The change from the prior period was due to an increase in redeemable non-controlling interests during the year ended December 31, 2024 as a result of the Brookfield Investor receiving 25,123,346 Class I units and 2,173,520 Class E units of the Operating Partnership as consideration for the repurchase of an equivalent amount of our Class I and Class E shares.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended December 31, 2024, our Total Operating Expenses did not exceed the 2%/25% Limitation.
Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024 for discussion of our consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, which specific discussion is incorporated herein by reference.

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
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $281.5 million of liquidity as of December 31, 2024, consisting of $13.8 million of unrestricted cash and cash equivalents, $155.5 million of undrawn available capacity on our Secured Credit Facility and $112.2 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-related loans and securities, which had an aggregate fair value of $72.3 million as of December 31, 2024.
Our portfolio remains conservatively leveraged at 52.7% as of December 31, 2024, and we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the year ended December 31, 2024, we received $56.7 million of proceeds from the sale of shares of our common stock, including proceeds from our private offerings. In addition, for the year ended December 31, 2024, we repurchased $195.9 million in shares of our common stock under our share repurchase plan.

The following table is a summary of our indebtedness as of December 31, 2024 and 2023 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2024	December 31, 2023
Fixed rate loans:
Fixed rate mortgages	3.84%	December 2029	N/A	$395,720	$263,720
Total fixed rate loans				395,720	263,720
Variable rate loans:
Floating rate mortgages	SOFR+1.73%	September 2027	N/A	524,597	680,410
Secured credit facility(3)	SOFR+2.00%	April 2025	$300,000	144,485	118,985
Affiliate line of credit(4)	SOFR+2.25%	November 2025	$125,000	12,790	—
Total variable rate loans				681,872	799,395
Total indebtedness				1,077,592	1,063,115
Deferred financing costs, net				(3,436)	(4,772)
Total indebtedness, net				$1,074,156	$1,058,343

(1)	As of December 31, 2024 and 2023, SOFR was 4.49% and 5.38%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.
(3)	As of December 31, 2024 and 2023, borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rentals. We intend to refinance the facility with the existing lender prior to maturity.
(4)	Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to us or our subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash flows provided by operating activities	$43,296	$33,738	$65,357
Cash flows provided by (used in) investing activities	61,903	53,765	(826,530)
Cash flows (used in) provided by financing activities	(121,593)	(126,801)	780,388
Net increase in cash and cash equivalents and restricted cash	$(16,394)	$(39,298)	$19,215

Cash flows provided by operating activities increased by $9.6 million for the year ended December 31, 2024 compared to the corresponding period in 2023 due to $10.1 million of proceeds received in the current period from the settlement of interest rate swap contracts.
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
Cash flows provided by investing activities increased $8.1 million for the year ended December 31, 2024 compared to the corresponding period in 2023. The increase is primarily due to a $62.8 million increase in cash from the sale of trading securities (net of purchases of trading securities), as well as an increase of $81.6 million in cash flows provided by the sale of real estate-related securities (net of purchases of real estate-related securities) and principal repayments of real estate-related loans and securities. This was partially offset by $139.5 million increase in cash used in the acquisition of real estate (net of dispositions of real estate).

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
Cash flows used in financing activities decreased $5.2 million for the year ended December 31, 2024 compared to the corresponding period in 2023. The decrease is primarily due to $43.9 million of net proceeds received from borrowings on mortgage loans, the Secured Credit Facility, and the Affiliate Line of Credit (net of repayments) and a $16.6 million increase in contributions from non-controlling interests from sales of our DST Program. This was partially offset by a $48.7 million decrease in proceeds from the issuance of common stock and a $6.3 million increase in repurchases of common stock.
Cash flows (used in) provided by financing activities decreased $907.2 million for the year ended December 31, 2023 compared to the corresponding period in 2022. The decrease is due to a $218.9 million decrease in borrowings, net of repayments, a $510.1 million decrease in proceeds from the issuance of common stock, a $133.2 million increase in repurchases of common stock, a $38.0 million decrease in proceeds received from the issuance of Operating Partnership units, and a $5.2 million decrease in subscriptions received in advance.

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
Impairment of Long-Lived Assets
We review our real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates the carrying amount of an asset may not be recoverable. A property is considered impaired if the estimate of aggregate future cash flows generated by the property is less than the carrying value of the property, taking into account an appropriate capitalization rate in determining the future terminal value. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements, anticipated hold periods and terminal capitalization rates that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2024, the outstanding principal balance of our variable rate indebtedness was $681.9 million.
Certain of our mortgage loans and other indebtedness are variable rate and indexed to the U.S. Dollar denominated Secured Overnight Financing Rate (“SOFR”) and previously the U.S. Dollar denominated London Interbank Offered Rate (“LIBOR” and, together with SOFR, the “Reference Rates”). For the year ended December 31, 2024, a 10% increase in the Reference Rates would have resulted in increased interest expense of $2.2 million. We have executed interest rate swaps and caps with an aggregate notional amount of $598.3 million as of December 31, 2024 to hedge the risk of increasing interest rates.
Investments in Real Estate-Related Loans and Securities
As of December 31, 2024, we held $71.5 million of investments in real estate-related loans and securities. Certain of our investments are floating rate and indexed to the Reference Rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the year ended December 31, 2024, a 10% increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.5 million.
We may also be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of December 31, 2024, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $5.8 million.
Foreign Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar (“USD”). We seek to manage or mitigate our exposure to the effects of currency changes by entering into derivative financial instruments to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, changes in the timing or amount of foreign currency denominated cash flows from our non-U.S. investments. As of December 31, 2024, we have one foreign currency derivative with a notional hedged amount of £62.1 million GBP.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-38. See accompanying Index to Financial Statements on page F-1.

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2024, was effective.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted the insider trading policy of Brookfield Corporation, which governs the purchase, sale and other dispositions of our securities by our directors, officers and other employees. This policy promotes compliance with applicable securities laws and regulations, including those that prohibit insider trading. A copy of Brookfield Corporation’s Personal Trading Policy is filed as an exhibit to this Form 10-K. The remaining information required by this item will be incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item relating to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

3.9	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q on November 14, 2022 and incorporated herein by reference).

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on March 13, 2023 and incorporated herein by reference).

4.2*	Description of Registrant's Securities

4.3	Brookfield Share/OP Unit Repurchase Arrangement (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022 and incorporated herein by reference).

10.1
Dealer Manager Agreement, dated November 2, 2021, by and between Brookfield Real Estate Income Trust Inc. and Brookfield Oaktree Wealth Solutions LLC (filed as Exhibit 1.1 to the Registrant's Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.2	Form of Selected Dealer Agreement filed as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.2 hereof.

10.3
Second Amended and Restated Advisory Agreement, dated October 1, 2024, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 1, 2024 and incorporated herein by reference).

10.4
Fourth Amended and Restated Limited Partnership Agreement of Brookfield REIT Operating Partnership L.P., dated September 25, 2024 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on October 1, 2024 and incorporated herein by reference).

10.5
Trademark License Agreement, dated November 2, 2021, by and between Brookfield Office Properties Inc. and Brookfield Real Estate Income Trust Inc. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.6
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022)).

10.7**	Independent Director Compensation Policy (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2023 and incorporated herein by reference).

10.8**	Form of Restricted Stock Award Agreement (filed as Exhibit A to the Independent Director Compensation Policy filed as Exhibit 10.11 hereof).

10.9
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

10.11
Second Amendment to Uncommitted Unsecured Line of Credit, dated October 10, 2023 by and among Brookfield Corporate Treasury Limited, Brookfield REIT Operating Partnership L.P., and Brookfield US Holdings Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 13, 2023 and incorporated herein by reference).

10.12*	Third Amendment to Uncommitted Unsecured Line of Credit, dated November 15, 2024 by and among Brookfield Corporate Treasury Limited and Brookfield REIT Operating Partnership L.P.
10.13*	Fourth Amendment to Uncommitted Unsecured Line of Credit, dated November 26, 2024 by and among Brookfield Corporate Treasury Limited, Brookfield REIT Operating Partnership L.P., and Brookfield US Inc.
10.14
DST Dealer Manager Agreement, dated October 1, 2024, by and among Brookfield Real Estate Exchange LLC, Brookfield Oaktree Wealth Solutions LLC and Brookfield REIT Operating Partnership L.P. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on October 1, 2024 and incorporated herein by reference).

10.15
Repurchase and Distribution Agreement, dated November 8, 2024, by and among Brookfield Real Estate Income Trust Inc., BUSI II-C L.P, Brookfield REIT OP GP LLC and Brookfield REIT Operating Partnership L.P. (filed as Exhibit 99.11 to the Registrant’s Schedule 13D/A filed on November 12, 2024 and incorporated herein by reference).

19.1*	Personal Trading Policy of Brookfield Corporation
21.1*	Subsidiaries of Registrant.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Denotes management contract or compensation plan or agreement.
***	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
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

Brookfield Real Estate Income Trust Inc.

March 18, 2025	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 18, 2025	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

March 18, 2025	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 18, 2025	/s/ Lori-Ann Beausoleil
Date	Lori-Ann Beausoleil
Director

March 18, 2025	/s/ Richard W. Eaddy
Date	Richard W. Eaddy
Director

March 18, 2025	/s/ Thomas F. Farley
Date	Thomas F. Farley
Director

March 18, 2025	/s/ Lis S. Wigmore
Date	Lis S. Wigmore
Director

March 18, 2025	/s/ Robert Stelzl
Date	Robert Stelzl
Director

Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brookfield Real Estate Income Trust Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookfield Real Estate Income Trust Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Impairment of Investments in real estate - Refer to Note 2 in the financial statements

Critical Audit Matter Description

The Company’s real estate properties are evaluated for impairment on a quarterly basis or when there is an event or change in circumstances that indicate that the carrying value may not be recoverable. The Company’s evaluation of the recoverability of its investments in real estate properties involves the comparison of undiscounted future cash flows expected to be generated over the Company’s estimated holding period, including the future terminal value, to the respective carrying amount. Changes to the Company’s strategy of holding properties over the long term or certain market conditions may have a significant impact on the estimates of recoverability. To the extent an impairment has occurred, the impairment loss is measured as the excess of the carrying amount over the estimated fair value of the underlying asset.

The Company’s identification of impairment indicators requires management to make significant judgments, including monitoring changes in strategy, operating performance, and property conditions. Additionally, the Company’s recoverability assessment requires management to make significant estimates, including assumptions related to future occupancy, market rental growth rates and capitalization rates.

Given the significant judgement made by management in identifying impairment indicators, and significant assumptions made in estimating future occupancy, market rental growth rates and capitalization rates, performing audit procedures to evaluate the reasonableness of the judgements and assumptions used in the Company’s impairment analysis required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

▪We gained an understanding of the Company’s controls over the review of impairment indicator analysis, including management’s assessments of significant judgments and assumptions.

▪We evaluated management’s assumptions, including the intended hold periods. We engaged in discussions with senior management, including the Chief Executive Officer and the Chief Financial Officer to evaluate the assumptions utilized in determining the intended hold periods. We corroborated whether the Company’s hold periods were reasonable with external tools utilized by our fair value specialists, including industry intelligence and marketing platforms.

▪We evaluated the reasonableness of management’s estimated future cash flows used in the impairment analysis by comparing management’s projections to historical results. We also benchmarked significant assumptions utilized in the undiscounted cash flow analysis against market research and/or market data.

▪With the assistance of our fair value specialists, for certain of our selections, we evaluated the reasonableness of the significant assumptions used by management in the undiscounted cash flow analysis, including future occupancy, market rental growth rates and capitalization rates.

/s/ Deloitte & Touche LLP

New York, New York
March 18, 2025

We have served as the Company’s auditor since 2021.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Year Ended December 31,
	2024	2023	2022
Revenues
Rental revenues	$129,421	$126,528	$108,652
Other revenues	14,567	12,119	9,616
Total revenues	143,988	138,647	118,268
Expenses
Rental property operating	52,886	52,661	41,302
General and administrative	8,113	8,389	9,562
Management fee	11,183	13,895	10,512
Performance fee	—	—	6,566
Impairment of investments in real estate	33,922	19,331	—
Depreciation and amortization	55,259	51,691	55,684
Total expenses	161,363	145,967	123,626
Other (expense) income
Income from real estate-related loans and securities	12,055	17,609	8,827
Interest expense	(68,446)	(58,577)	(39,718)
Gain on extinguishment of debt	32,251	—	—
Gain (loss) from unconsolidated entities	6,413	(2,083)	(6,130)
Other income, net	2,921	331	3,173
Total other (expense) income	(14,806)	(42,720)	(33,848)
Net loss	$(32,181)	$(50,040)	$(39,206)
Net loss attributable to non-controlling interests in consolidated joint ventures	$800	$1,179	$148
Net income attributable to non-controlling interests - preferred stockholders	(69)	(45)	(24)
Net loss attributable to redeemable non-controlling interests	3,680	42	4,669
Net loss attributable to Brookfield REIT stockholders	$(27,770)	$(48,864)	$(34,413)
Per common share data:
Net loss per share of common stock - basic and diluted	$(0.34)	$(0.53)	$(0.55)
Weighted average number of shares outstanding - basic and diluted	82,198	92,740	62,594

Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$1,592,802	$1,525,156
Investments in real estate-related loans and securities, net	71,505	240,108
Investments in unconsolidated entities	81,566	78,569
Intangible assets, net	35,008	41,459
Cash and cash equivalents	13,763	24,272
Restricted cash	10,544	16,429
Accounts and other receivables, net	9,401	10,794
Other assets	6,674	53,120
Total Assets	$1,821,263	$1,989,907
Liabilities and Equity
Mortgage loans, secured term loan and secured credit facility, net	$1,061,366	$1,058,343
Affiliate line of credit	12,790	—
Due to affiliates	32,883	43,971
Intangible liabilities, net	24,783	26,127
Accounts payable, accrued expenses and other liabilities	42,732	39,224
Subscriptions received in advance	1,204	3,003
Total Liabilities	1,175,758	1,170,668
Commitments and Contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	302,743	933
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 27,817 and 34,244 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	278	342
Common stock - Class I shares, $0.01 par value per share, 250,000 shares authorized; 14,215 and 41,504 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	142	415
Common stock - Class T shares, $0.01 par value per share, 225,000 shares authorized; no shares issued nor outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class D shares, $0.01 par value per share, 100,000 shares authorized; 127 and 148 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1	1
Common stock - Class C shares, $0.00 par value per share, 100,000 shares authorized; 8,262 and 9,347 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	66	83
Common stock - Class E shares, $0.00 par value per share, 100,000 shares authorized; 1,382 and 3,353 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	619,431	1,028,028
Accumulated deficit	(296,692)	(213,960)
Total Stockholders’ Equity	323,226	814,909
Non-controlling interests in consolidated joint ventures	18,911	3,022
Non-controlling interests attributable to preferred stockholders	625	375
Total Equity	342,762	818,306
Total Liabilities and Stockholders’ Equity	$1,821,263	$1,989,907

See accompanying notes to consolidated financial statements.

The following table presents the assets and liabilities of investments consolidated as variable interest entities for which the Company is determined to be the primary beneficiary ($ in thousands).

	December 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$378,080	$199,136
Intangible assets, net	1,979	5,398
Cash and cash equivalents	3,610	1,374
Restricted cash	5,031	10,761
Accounts and other receivables, net	2,426	2,274
Other assets	1,439	2,651
Total Assets	$392,565	$221,594

Liabilities
Mortgage loans, net	$246,509	$178,458
Due to affiliates	35	—
Intangible liabilities, net	12	18
Accounts payable, accrued expenses and other liabilities	6,323	6,362
Total Liabilities	$252,879	$184,838

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests Attributable to Preferred Shareholders	Total Equity
Balance at December 31, 2021	$28	$200	$16	$—	$—	$249,427	$(23,609)	$226,062	$4,519	$375	$230,956
Common stock issued	414	179	78	—	—	930,967	—	931,638	—	—	931,638
Stock-based compensation	—	—	—	—	—	323	—	323	—	—	323
Distribution reinvestment	8	8	—	—	—	23,340	—	23,356	—	—	23,356
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	198	—	198
Distributions	—	—	—	—	—	—	(42,728)	(42,728)	(498)	(24)	(43,250)
Common stock repurchased	(26)	(20)	—	—	—	(70,238)	—	(70,284)	—	—	(70,284)
Offering costs, net	—	—	—	—	—	(21,596)	—	(21,596)	—	—	(21,596)
Net income (loss)	—	—	—	—	—	—	(39,082)	(39,082)	(148)	24	(39,206)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(49,144)	4,669	(44,475)	—	—	(44,475)
Balance at December 31, 2022	$424	$367	$94	$—	$—	$1,063,079	$(100,750)	$963,214	$4,071	$375	$967,660

Common stock issued	$56	$35	$—	$—	$1	$131,230	$—	$131,322	$—	$—	$131,322
Stock-based compensation	—	—	—	—	—	323	—	323	—	—	323
Distribution reinvestment	17	10	—	—	—	37,685	—	37,712	—	—	37,712
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	152	—	152
Distributions	—	—	—	—	—	—	(64,304)	(64,304)	(22)	(45)	(64,371)
Common stock repurchased	(82)	(70)	(11)	—	—	(203,678)	—	(203,841)	—	—	(203,841)
Offering costs, net	—	—	—	—	—	(625)	—	(625)	—	—	(625)
Net income (loss)	—	—	—	—	—	—	(48,906)	(48,906)	(1,179)	45	(50,040)
Allocation to redeemable non-controlling interests	—	—	—	—	—	14	—	14	—	—	14
Balance at December 31, 2023	$415	$342	$83	$—	$1	$1,028,028	$(213,960)	$814,909	$3,022	$375	$818,306

Common stock issued	$45	$8	$—	$—	$—	$68,114	$—	$68,167	$—	$—	$68,167
Stock-based compensation	—	—	—	—	—	300	—	300	—	—	300
Preferred equity issued	—	—	—	—	—	—	—	—	—	375	375
Distribution reinvestment	19	9	—	—	—	33,243	—	33,270	—	—	33,270
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	16,763	—	16,763
Distributions	—	—	—	—	—	—	(54,962)	(54,962)	(74)	(69)	(55,105)
Common stock repurchased	(337)	(81)	(17)	—	—	(509,492)	—	(509,926)	—	(125)	(510,051)
Offering costs, net	—	—	—	—	—	3,951	—	3,951	—	—	3,951
Net loss	—	—	—	—	—	—	(31,450)	(31,450)	(800)	69	(32,181)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(4,713)	3,680	(1,033)	—	—	(1,033)
Balance at December 31, 2024	$142	$278	$66	$—	$1	$619,431	$(296,692)	$323,226	$18,911	$625	$342,762
See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(32,181)	$(50,040)	$(39,206)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	55,259	51,691	55,684
Impairment of investments in real estate	33,922	19,331	—
Management fees	11,183	13,895	10,512
Gain on extinguishment of debt	(32,251)	—	—
Performance fees	—	—	6,566
Amortization of above and below market leases and lease inducements	(907)	(1,016)	(963)
Amortization of restricted stock grants	323	323	323
Amortization of deferred financing costs	3,501	3,169	4,534
Amortization of upfront derivative acquisition costs	1,860	1,943	—
Provision for current expected credit losses	848	2,044	—
Amortization of origination fees and discount	—	(84)	(250)
Paid-in-kind interest	(888)	—	195
Realized gain on sale of derivatives	(2,839)	—	—
Realized gain on investments in real estate-related loans and securities	(7,590)	(3,048)	(726)
Unrealized loss (gain) on investments	1,305	5,698	16,750
Distributions of earnings from unconsolidated entities	2,002	4,211	3,256
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(1,028)	(1,037)	(713)
Upfront derivative acquisition costs	(1,242)	(10,134)	—
Proceeds from settlement of derivative contracts	10,135	—	—
Increase in other assets	(383)	451	(101)
Increase in accounts and other receivables	(955)	(3,116)	(4,135)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,108	(1,809)	10,620
Increase (decrease) in due to affiliates	114	1,266	3,011
Net cash provided by operating activities	43,296	33,738	65,357
Cash flows from investing activities
Acquisitions of real estate	(166,505)	(1,561)	(547,399)
Purchase of real estate-related loans and securities	(15,871)	(62,800)	(296,374)
Proceeds from sale of real estate-related loans and securities	171,869	116,878	8,974
Proceeds from principal repayments of real estate-related loans	12,140	32,436	7,382
Proceeds from disposition of real estate	25,468	—	—
Refund (payment) of investment acquisition deposits	—	—	3,202
Capital improvements to real estate	(5,766)	(8,943)	(15,308)
Proceeds from sale of preferred membership interests	—	—	28,831
Purchase of trading securities	(201,772)	(287,053)	(38,188)
Proceeds from sale of trading securities	242,340	264,808	22,350
Net cash provided by (used in) investing activities	61,903	53,765	(826,530)
Cash flows from financing activities:
Borrowings from mortgage loans	132,000	911	664,960
Borrowings from secured credit facility	25,500	—	390,419
Repayment of mortgage loans	(125,521)	—	(214,750)
Repayment of secured credit facility	—	—	(515,836)
Proceeds from affiliate line of credit	93,500	—	43,000
Repayments of affiliate line of credit	(80,710)	—	(148,000)
Proceeds from issuance of OP units	—	—	38,000
Proceeds from issuance of preferred units	375	—	—
Payment of deferred financing costs	(2,165)	(35)	(8,824)
Proceeds from issuance of common stock	53,778	102,503	612,578
Repurchases of common stock	(205,492)	(199,176)	(66,005)
Repurchases of preferred stock	(125)	—	—
Subscriptions received in advance	1,204	3,003	8,166
See accompanying notes to consolidated financial statements.

Payment of organizational and offering costs	(6,739)	(7,253)	(7,591)
Distributions to non-controlling interests	(74)	(21)	(498)
Contributions from non-controlling interests	16,762	152	198
Distributions	(23,817)	(26,840)	(15,405)
Distributions to non-controlling interests attributable to preferred stockholders	(69)	(45)	(24)
Net cash (used in) provided by financing activities	(121,593)	(126,801)	780,388

Net change in cash and cash-equivalents and restricted cash	(16,394)	(39,298)	19,215
Cash and cash-equivalents and restricted cash, beginning of period	40,701	79,999	60,784
Cash and cash-equivalents and restricted cash, end of period	$24,307	$40,701	$79,999

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$13,763	$24,272	$61,824
Restricted cash	10,544	16,429	18,175
Total cash and cash equivalents and restricted cash	$24,307	$40,701	$79,999

Supplemental disclosures:
Interest paid	$63,342	$52,215	$37,010
Non-cash investing and financing activities:
Conversion of Brookfield REIT OP units to Common shares	$—	$—	$284,785
Conversion of Common shares to Brookfield REIT OP units	$(302,445)	$—	$—
Accrued distributions	$2,125	$(118)	$3,951
Accrued stockholder servicing fee due to affiliate	$(4,974)	$16	$18,365
Accrued capital expenditures	$1,390	$(533)	$576
Accrued repurchases in accounts payable	$2,598	$1,312	$10,992
Accrued repurchases in due to affiliates	$(611)	$3,353	$—
Accrued offering costs	$374	$453	$1,232
Decrease in assets and liabilities in connection with disposition of real estate
Investments in real estate, net	$33,922	$—	$—
Mortgage loans	$32,251	$—	$—

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
On November 2, 2021, the Company, the Adviser and the Operating Partnership consummated a series of related transactions and actions, referred collectively as the “Adviser Transition,” pursuant to which, among other things, the Oaktree Adviser was engaged to select and manages certain of the Company’s liquid assets (cash, cash equivalents, other short-term investments, U.S. government securities, agency securities, corporate debt, liquid real estate-related, equity or debt securities, private debt investments and other investments for which there is reasonable liquidity)
The Company is conducting a continuous public offering (the "Offering") of Class S, Class T, Class D and Class I shares of its common stock pursuant to Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"). The Company had previously registered with the Securities and Exchange Commission (the “SEC”) its initial public offering of up to $2.0 billion in shares of common stock (the “Initial Public Offering”), which was initially declared effective on April 30, 2018 and terminated on November 2, 2021. The Company subsequently registered a follow-on offering with the SEC of up to $7.5 billion in shares of common stock, consisting of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan, which was declared effective on November 2, 2021 (the “Current Public Offering”). On October 23, 2024, the Company filed a new registration statement for a third public offering of up to $7.5 billion in shares of common stock, which is not yet effective.
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
In addition to the Offering, the Company is conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. The Company is also offering Class E shares to Brookfield and its affiliates, certain of Brookfield’s and Oaktree’s employees, and the Company’s independent directors in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
In October 2024, the Company, through its Operating Partnership, launched a program (the “DST Program”) to raise capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests (the “DST Interests”) to “accredited investors” in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of December 31, 2024, the Company raised approximately $15 million of aggregate gross proceeds from the DST Program.
As of December 31, 2024, the Company owned 18 investments in real estate, two investments in unconsolidated real estate joint ventures, three investments in real estate-related loans, 34 investments in real estate-related debt securities, and two interest rate derivatives related to investments in real estate-related securities. The Company currently operates in six reportable segments: multifamily and student housing, office, logistics, single-family rental, net lease and real estate-related loans and securities. During the year ended December 31, 2024, the Company made changes to its reportable segments as detailed in Note 14 — “Segment Reporting” to the Company’s Consolidated Financial Statements.

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
Under the Company’s DST Program, each private placement offers DST Interests in one or more DST Properties. DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying DST Properties are leased-back to a wholly owned subsidiary of the Company (the “Master Tenant”) on a long-term basis, unless sooner terminated pursuant to the applicable master lease agreement. The master lease agreements are fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the DST Interests from the investors at a later time in exchange for Operating Partnership units.
Under the master lease agreement, the Master Tenant is responsible for subleasing the DST Property to occupying tenants and paying all underlying costs associated with operating the DST Property. For financial reporting purposes (and not for income tax purposes), the sale of DST Interests in the DST Properties is accounted for as a failed sale-leaseback transaction and, as a result, the DST Properties are included in the Company’s Consolidated Balance Sheets.
As of December 31, 2024, the Company held one property through the DST Program and the total investment in real estate, net associated with the DST Property was $126 million. There were no properties held through the DST Program as of December 31, 2023. The Company has determined that the DST entities are VIEs and the Company is the primary beneficiary of these VIEs. As a result, these DST entities are included in the Company’s consolidated financial statements.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2024.
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
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30-40 years
Building and site improvements	5-21 years
Furniture, fixtures and equipment	1-9 years
Tenant improvements	Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements
In-place lease intangibles	Over lease term
Above and below market leases	Over lease term
Lease origination costs	Over lease term
Present value of tax abatement savings	Over tax abatement period
When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.
The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the year ended December 31, 2024 and December 31, 2023, the Company recognized an impairment charge of $33.9 million and $19.3 million, respectively, related to an office property. The impairment was the result of updates to the undiscounted cash flow assumptions to account for a shorter hold period, as the Company considered a disposition of the investment due to an upcoming debt maturity. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. There were no impairment charges during the year ended December 31, 2022.
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of December 31, 2024 and 2023.
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
The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. In making this determination, the Company considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue. The Company will recognize revenue from such leases prospectively, based on actual amounts received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance. As of December 31, 2024 and December 31, 2023, the allowance for doubtful accounts was approximately $1.6 million and $1.0 million, respectively. These amounts are included in Accounts and other receivables, net on the Company’s Consolidated Balance Sheets.
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
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. During the years ended December 31, 2024, 2023 and 2022 income from trading securities was $0.9 million, $1.7 million and $0.1 million, respectively.
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
The Company recognizes all derivatives as either assets or liabilities in the accompanying Consolidated Balance Sheets and measures those instruments at fair value. Realized and unrealized gains or losses on the Company’s interest rate swaps and caps are recorded in current-period earnings as a component of Other income, net on the accompanying Consolidated Statements of Operations. The Company recognized $1.7 million of net gains, $1.6 million of net losses and $3.1 million of net gains during the years ended December 31, 2024, 2023 and 2022, respectively. Realized and unrealized gains or losses on foreign currency derivatives are related to the Company’s unconsolidated non-U.S investment and are recorded as Gain (loss) from unconsolidated entities in the accompanying Consolidated Statements of Operations. The Company recognized $1.4 million of net gains, $4.3 million of net losses and $10.9 million of net gains during the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, the Company’s derivative instruments consisted of the following ($ and £ in thousands):

	Number of Instruments	Notional Amount	Weighted Average Strike Rate	Weighted Average Maturity (years)
Interest Rate Swaps	1	$100,000	3.7%	1.7
Interest Rate Caps	5	$498,310	5.7%	0.3
Foreign Currency Swap Contracts	1	£62,100	N/A	0.6
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
The following table details the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related loans and securities	$—	$51,578	$6,238	$57,816	$—	$223,605	$—	$223,605
Investments in unconsolidated entities	—	—	81,566	81,566	—	—	78,569	78,569
Derivatives	—	3,645	—	3,645	—	10,657	—	10,657
Interest rate swaps related to investments in real estate-related securities	—	102	—	102	—	—	—	—
Total	$—	$55,325	$87,804	$143,129	$—	$234,262	$78,569	$312,831

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in real estate-related securities	Investment in unconsolidated entities	Total Assets
Balance as of December 31, 2023	$—	$78,569	$78,569
Transfer into Level 3	10,774	—	10,774
Distributions of earnings from unconsolidated entities	—	(2,002)	(2,002)
Unrealized (loss) gain	(4,536)	6,416	1,880
Loss on foreign currency translation		(1,417)	(1,417)
Balance as of December 31, 2024	$6,238	$81,566	$87,804

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Average	Impact to Valuation from an Increase in Input
Investments in real estate-related securities	$6,238	Discounted cash flow	Discount Rate	18.7%	Decrease
Investments in unconsolidated entities	$81,566	Discounted cash flow	Discount Rate	6.3%	Decrease
			Exit Capitalization Rate	5.2%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Average	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$78,569	Discounted cash flow	Discount Rate	5.8%	Decrease
			Exit Capitalization Rate	4.8%	Decrease

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
During the years ended December 31, 2024 and 2023, the Company recognized impairment of $33.9 million and $19.3 million, respectively, related to an office property. The impairment charges were the result of updates to the undiscounted cash flow assumptions for a shorter hold period and the company entering into a purchase and sale agreement for the property, which was sold in September 2024. As of December 31, 2024, the Company had no impaired assets that are measured at fair value on a nonrecurring basis.
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of December 31, 2024, the fair value of the Company’s mortgage loans and other indebtedness was approximately $21.1 million below the outstanding principal balance.
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
The Company has formed wholly-owned subsidiaries that are taxed as taxable REIT subsidiaries (“TRSs”) that are subject to taxation at the federal, state and local levels, as applicable, at regular corporate tax rates. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business. For the years ended December 31, 2024, 2023, and 2022, the Company recognized income tax expense of $0.4 million, $0.4 million and $0.1 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of Operations.
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

The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the years ended December 31, 2024, 2023 and 2022 there were no dilutive participating securities.
Stockholder Servicing Fee
The Company has entered into a dealer manager agreement with Brookfield Oaktree Wealth Solutions LLC, a registered broker-dealer affiliated with the Adviser (“Dealer Manager”), to serve as the dealer manager for the Offering. The Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees of up to 3.5% of the transaction price and ongoing stockholder servicing fees of 0.85% per annum of the aggregate NAV for outstanding Class S and Class T shares with a limit of up to, in the aggregate, 8.75% of the gross proceeds from such shares. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price and ongoing stockholder servicing fees of 0.25% per annum of the aggregate NAV for outstanding Class D shares with a limit of up to, in the aggregate, 8.75% of the gross proceeds from such shares. There are no upfront selling commissions, dealer manager fees or ongoing stockholder servicing fees with respect to Class I shares. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company accrues the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold, which is recorded as a component of Due to affiliates in the Company’s Consolidated Balance Sheets.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker (CODM) and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has reviewed the information provided to the CODM with the current segment disclosures and has determined the current segment disclosures are presented in compliance with the requirements of ASU 2023-07
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-04 03 Income Statement – Reporting Comprehensive Income – Expenses Disaggregation Disclosures. ASU 2024-03 requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. A relevant expenses caption is an expense caption presented on the face of the income statement within continuing operations that contain any of the expense categories listed. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 but does not believe the adoption of ASU 2024-03 will have a material impact on the Company’s consolidated financial statements.

3. Investments in Real Estate
As of December 31, 2024 and 2023, investments in real estate, net, consisted of the following: ($ in thousands):

	December 31, 2024	December 31, 2023
Building and building improvements	$1,362,183	$1,304,336
Land and land improvements	293,424	262,323
Tenant improvements	29,189	35,877
Furniture, fixtures and equipment	43,306	29,071
Total	1,728,102	1,631,607
Accumulated depreciation	(135,300)	(106,451)
Investments in real estate, net	$1,592,802	$1,525,156
Acquisitions
During the year ended December 31, 2024, the Company acquired $167.9 million of real estate investments, which were comprised of 181 single-family rental properties and one student housing property.
During the year ended December 31, 2023, the Company acquired $1.7 million of real estate investments, which were comprised of six single-family rental properties.
The following table provides further details of the properties acquired during the years ended December 31, 2024 and 2023 ($ in thousands):

Investment	Ownership Interest	Location	Segment	Acquisition Date	Units	Purchase Price(1)
Single-Family Rentals	100%	Various	Single-Family Rental	Various 2023	6	$1,681
Single-Family Rentals	100%	Various	Single-Family Rental	Various 2024	181	50,448
Reflection	97%	Atlanta, GA	Student Housing	June 2024	741	117,408
						$169,537

(1)	Purchase price is inclusive of closing costs.

The following table summarizes the purchase price allocation of the properties acquired during the years ended December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Building and building improvements	$114,073	$1,418
Land and land improvements	36,503	263
Tenant improvements	115	—
Furniture, fixtures and equipment	13,933	—
In-place lease intangibles	3,171	—
Lease origination costs	61	—
Total purchase price(1)	$167,856	$1,681

(1)	Purchase price is inclusive of closing costs.
Dispositions
During the year ended December 31, 2024, the Company disposed of an office property for a gross sales price of $27.6 million. In connection with the sale, the Company repaid $25.5 million of the mortgage loan secured by the property and the lender extinguished the loan, resulting in a $32.3 million gain on extinguishment of debt. The Company did not receive any net sales proceeds from the disposition.

4. Investments in Unconsolidated Entities
The Company holds investments in unconsolidated joint ventures that it has elected to account for using the FVO, as the Company’s ownership interest in the joint ventures do not meet the requirements for consolidation.
On December 15, 2023, the Company acquired a 2% equity interest in The Avery, a condo and multifamily property located in San Francisco, California, through an indirect interest in a joint venture that owns the property. The Company did not pay any consideration for its interest, which was granted to the Company by the borrower on the Company’s investments in The Avery Senior Loan and The Avery Mezzanine Loan. As of December 31, 2024 and 2023, the fair value of the Company’s equity interest in The Avery was zero.
The Company holds a 20% interest in Principal Place, a net lease property located in London, United Kingdom, through an indirect interest in the joint venture that owns the property. As of December 31, 2024 and 2023, the fair value of the Company’s interest in Principal Place was $81.6 million and $78.6 million, respectively.
As of December 31, 2024 and 2023, investments in unconsolidated entities were $81.6 million and $78.6 million, respectively.
The following tables provide summarized financial information of the joint venture that owns Principal Place as of and for the periods set forth below ($ in thousands):

	As of December 31, 2024	As of December 31, 2023
Total Assets	$1,004,069	$1,042,957
Total Liabilities	615,447	634,183
Total Equity	$388,622	$408,774

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Total Revenues	$50,192	$47,071	$46,146
Total Expenses	51,599	55,438	51,318
Net Loss	$(1,407)	$(8,367)	$(5,172)

5. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following as of December 31, 2024 and 2023 ($ in thousands):

Intangible assets	December 31, 2024	December 31, 2023
In-place lease intangibles	$29,340	$32,513
Lease origination costs	12,285	14,203
Lease inducements	—	2,690
Tax intangibles	5,249	5,249
Above-market lease intangibles	114	114
Total intangible assets	46,988	54,769
Accumulated amortization:
In-place lease intangibles	(5,889)	(6,644)
Lease origination costs	(4,025)	(4,188)
Lease inducements	—	(1,101)
Tax intangibles	(2,011)	(1,340)
Above-market lease intangibles	(55)	(37)
Total accumulated amortization	(11,980)	(13,310)
Intangible assets, net	$35,008	$41,459

Intangible liabilities:
Below-market lease intangibles	$(28,909)	$(28,919)
Accumulated amortization	4,126	2,792
Intangible liabilities, net	$(24,783)	$(26,127)

The weighted average amortization periods of the Company’s intangible assets is 196 months and intangible liabilities is 266 months.

The following table details the Company’s future amortization of intangibles for each of the next five years and thereafter as of December 31, 2024 ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2025	$1,659	$18	$1,955	$(1,340)
2026	1,558	18	1,795	(1,332)
2027	1,452	7	1,695	(1,327)
2028	1,370	5	1,258	(1,327)
2029	1,320	5	1,067	(1,327)
Thereafter	16,092	6	3,728	(18,130)
Total	$23,451	$59	$11,498	$(24,783)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Real estate-related securities	$57,816	$223,605
Real estate-related loans	13,587	16,503
Interest rate swaps	102	—
Total investments in real estate-related loans and securities	$71,505	$240,108

The Company’s investments in real estate-related securities consist of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and interest rate swap contracts related to its investments in real estate-related securities.
The following tables detail the Company’s investments in real estate-related loans and securities as of December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024
Type of Security	Number of Positions	Weighted Average Coupon(1)(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis (4)	Carrying Value
CMBS - floating	7	SOFR + 3.85%	July 2026	$24,794	$22,667	$22,361
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	6,238
RMBS - fixed	23	5.54%	September 2026	29,728	28,960	29,217
Real estate-related loans	3	11.13%	February 2026	16,479	13,587	13,587
Interest rate swaps	2	4.40%	September 2026	—	—	102
Total	39	6.88%	August 2026	$94,414	$85,864	$71,505

	December 31, 2023
Type of Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis (4)	Carrying Value
CMBS - floating	29	SOFR+3.64%	November 2025	$149,282	$141,971	$143,423
CMBS - fixed	7	4.26%	April 2026	37,913	33,413	24,322
RMBS - floating	6	SOFR+1.58%	October 2024	10,752	10,757	10,765
RMBS - fixed	30	4.71%	July 2026	46,611	45,105	45,095
Real estate-related loans	3	11.90%	July 2024	$18,547	$16,503	$16,503
Total	75	7.69%	November 2025	$263,105	$247,749	$240,108

(1)	As of December 31, 2024 and December 31, 2023, SOFR was equal to 4.49% and 5.38%, respectively.
(2)	Total weighted average coupon excludes interest rate swaps.
(3)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
(4)
Cost Basis for Real estate-related loans is shown net of the allowance adjustment for estimated credit loss. As of December 31, 2024 and December 31, 2023, the Company recognized estimated credit losses of $2.9 million and $2.0 million, respectively, related to its investments in real-estate related loans.

During the year ended December 31, 2024, the Company recorded net realized and unrealized gains on its investments in real estate-related securities of $0.1 million. During the year ended December 31, 2023, the Company recorded net realized and unrealized losses on its investments in real estate-related securities of $4.8 million. During the year ended December 31, 2022, the Company recorded net realized and unrealized losses on its investments in real estate-related securities of $2.5 million. Such amounts are recorded as components of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
Certain of the Company’s investments in real estate-related securities are floating rate and indexed to SOFR. As such, the Company is exposed to interest rate risk and net income will increase or decrease depending on interest rate movements. The Company seeks to manage this risk by entering into interest rate swap contracts related to its investments in real estate-related securities. As of December 31, 2024, the Company had two interest rate swap contracts related to its investments in real estate-

related securities with an aggregate notional amount of $24.0 million and a weighted average strike rate of 4.40%. The Company did not have any interest rate swap contracts related to its investments in real estate-related securities as of December 31, 2023. Interest paid or received by the Company related to such instruments is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. The Company measures its interest rate swap contracts at fair value and records the value of such instruments as a component of Investments in real estate-related loans and securities, net in its Consolidated Balance Sheets and any realized and unrealized gains or losses as a component of Income from real estate-related loans and securities on its Consolidated Statements of Operations.
For the year ended December 31, 2024, the Company recognized $2.9 million as an allowance adjustment for estimated credit loss, which is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. The allowance adjustment is related to The Avery Senior Loan and The Avery Mezzanine Loan and is based on the expected timing of loan repayments, forecasted cash flows from the underlying collateral, and the current macroeconomic environment. The Company estimates its credit loss allowance primarily using the discounted cash flow method based on projected future principal cash flows for each individual loan. For the year ended December 31, 2023 the Company recognized $2.0 million as an allowance adjustment for estimated credit loss. There have been no write-offs related to the Company's investment in real estate-related loans.

7. Accounts and Other Receivables and Other Assets
The following table summarizes the components of accounts and other receivables and other assets as of December 31, 2024 and 2023 ($ in thousands):

Accounts and other receivables, net	December 31, 2024	December 31, 2023
Straight-line rent receivables	$6,411	$5,058
Accounts receivable, net	2,313	4,700
Interest receivable	677	1,036
Total accounts and other receivables, net	$9,401	$10,794

Other assets	December 31, 2024	December 31, 2023
Derivative instruments	$3,645	$10,657
Prepaid expenses	2,445	2,170
Other	584	469
Trading securities	—	39,824
Total other assets	$6,674	$53,120

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Stock repurchases payable	$16,496	$13,898
Accounts payable and accrued expenses	11,818	7,547
Real estate taxes payable	4,818	3,665
Tenant security deposits	3,978	3,400
Distribution payable	3,007	5,132
Accrued interest expense	1,824	4,204
Prepaid rent	791	1,378
Total accounts payable, accrued expenses and other liabilities	$42,732	$39,224

9. Mortgage Loans, Secured Credit Facility and Affiliate Line of Credit
The following table summarizes the components of total indebtedness, net as of December 31, 2024 and 2023 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2024	December 31, 2023
Fixed rate loans:
Fixed rate mortgages	3.84%	December 2029	N/A	$395,720	$263,720
Total fixed rate loans				395,720	263,720
Variable rate loans:
Floating rate mortgages	SOFR+1.73%	September 2027	N/A	524,597	680,410
Secured credit facility(3)	SOFR+2.00%	April 2025	$300,000	144,485	118,985
Affiliate line of credit(4)	SOFR+2.25%	November 2025	$125,000	12,790	—
Total variable rate loans				681,872	799,395
Total indebtedness				1,077,592	1,063,115
Deferred financing costs, net				(3,436)	(4,772)
Total indebtedness, net				$1,074,156	$1,058,343

(1)	As of December 31, 2024 and 2023, SOFR was 4.49% and 5.38%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expect to be able to exercise.
(3)
As of December 31, 2024 and 2023, borrowings on the Secured Credit Facility, (defined below), were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rentals. The Company intends to refinance the facility with the existing lender prior to maturity.

(4)
Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of December 31, 2024 ($ in thousands):

Year	Amount
2025	$184,330
2026	49,984
2027	360,675
2028	117,994
2029	254,735
Thereafter	109,874
Total	$1,077,592

The mortgage loans and Secured Credit Facility are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of December 31, 2024, the Company is in compliance with all of its loan covenants that could result in a default under such agreements.
Mortgage Loans
During the year ended December 31, 2024, the Company obtained a $65.0 million fixed rate mortgage loan related to the acquisition of a property and a $67.0 million fixed rate mortgage loan in relation to the DST Program. During the year ended December 31, 2023, the Company did not obtain any new mortgage loans but received $0.9 million of additional borrowings on an existing mortgage loan. During the year ended December 31, 2024, the Company repaid $125.5 million of mortgage loans, including $25.5 million related to a mortgage loan secured by an office property that the Company disposed of in September

2024, resulting in a $32.3 million gain on extinguishment of debt. During the year ended December 31, 2023, the Company did not repay any mortgage loans.
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
In December 2022, the Company refinanced the Secured Credit Facility with the lender. The maximum aggregate principal amount of the facility was amended to $300.0 million, inclusive of a $100.0 million revolving credit amount which the Company may repay and re-borrow upon request, subject to certain conditions. The Company may increase the available capacity on the Secured Credit Facility by an additional $1.2 billion, subject to lender approval. The Secured Credit Facility bears interest at a rate of SOFR plus 2.00%. and an initial maturity date of January 2025, which was extended to April 2025.
During the year ended December 31, 2024, the Company had $25.5 million of additional borrowings on the Secured Credit Facility related to the acquisition of properties.
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the “Affiliate Line of Credit”), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The Affiliate Line of Credit had an initial maturity date of November 2, 2022, with one-year extension options subject to the lender’s approval. Effective November 1, 2024, the maturity date of the Affiliate Line of Credit was extended to November 2, 2025. During the year ended December 31, 2024, the Company borrowed $93.5 million on the Affiliate Line of Credit and repaid $80.7 million. As of December 31, 2024, there was $12.8 million of outstanding borrowings on the Affiliate Line of Credit. As of December 31, 2023, there were no outstanding borrowings on the Affiliate Line of Credit.

10. Related Party Transactions
Advisory Agreement
Pursuant to the advisory agreement among the Adviser, the Operating Partnership and the Company (the “Advisory Agreement”), the Adviser is entitled to a management fee as compensation for the services it provides to the Company and the Operating Partnership. The Company pays the Adviser a management fee equal to 1.25% per annum of the Company’s NAV on its Class T, Class S, Class D, Class I and Class C shares of common stock, payable monthly. The Operating Partnership pays the Adviser a management fee equal to 1.25% per annum of the Operating Partnership’s NAV of its Class T, Class T-1, Class S, Class S-1, Class D, Class D-1, Class I and Class C units held by unitholders other than the Company, payable monthly. In addition, the Company and the Operating Partnership pay the Adviser a management fee equal to 1.25% per annum of the aggregate DST Property consideration, payable monthly, for all DST Properties subject to a fair market option held by the Operating Partnership. For avoidance of doubt, the Adviser will not receive a duplicative management fee with respect to any DST Property. In calculating the management fee, the Company will use its NAV and the Operating Partnership’s NAV before giving effect to any accruals for the management fee, the performance fee, the stockholder servicing fee, the investor servicing fee or distributions payable on its shares or the Operating Partnership’s units. No management fee is paid with respect to Class E shares or Class E units.
The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock. To date, the Adviser has elected to receive the management fee in Class I and Class E shares of the Company’s common stock. During the years ended December 31, 2024, 2023 and 2022, the Company incurred $11.2 million, $13.9 million, and $10.5 million, respectively, of management fees.
During the year ended December 31, 2024, the Company issued 998,494 unregistered Class I shares of common stock to the Adviser for the payment of management fees earned from December 2023 through November 2024. During the year ended December 31, 2023 the Company issued 1,095,150 unregistered Class I shares of common stock for the payment of 2023 management fees. During the year ended December 31, 2022 the Company issued 502,895 unregistered Class I shares of common stock and 172,098 unregistered Class E shares of common stock to the Adviser for the payment of 2022 management fees. The Company had accrued payables of $0.9 million and $1.0 million related to management fees as of December 31, 2024 and 2023, respectively, which are included in Due to affiliates on the Company’s Consolidated Balance Sheets. During January 2025, the Company issued 78,892 unregistered Class I shares of common stock to the Adviser as payment of the $0.9 million management fees accrued as of December 31, 2024. During January 2023, the Company issued 90,871 unregistered Class E shares of common stock to the Adviser as payment of the $1.2 million management fees accrued as of December 31, 2022.
The Adviser is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and Class T shares of common stock (no performance fee is paid on the Class E shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or units of the Operating Partnership. The Company did not recognize any performance fees for the years ended December 31, 2024 and 2023. The performance fee for the year ended December 31, 2022 was $6.6 million.
As of December 31, 2024 and 2023, there was no performance fee payable to the Adviser. The performance fee for 2022 became payable on December 31, 2022, and in January 2023 the Company issued 481,598 shares of Class I common stock to the Adviser as payment of the 2022 performance fee.
Repurchase of Adviser Shares
During the year ended December 31, 2024, the Company repurchased 1,036,728 Class I shares of common stock from the Adviser outside of its share repurchase plan for total consideration of $11.6 million. During the year ended December 31, 2023, the Company repurchased 1,112,986 Class I shares of common stock from the Adviser outside of its share repurchase plan for total consideration of $14.0 million.
Sub-Adviser Agreement
The Company and the Adviser have engaged the Sub-Adviser to select and manage certain of the Company’s liquid assets (cash, cash equivalents, other short-term investments, U.S. government securities, agency securities, corporate debt, liquid real estate-related, equity or debt securities, private debt investments and other investments for which there is reasonable liquidity) in accordance with, and subject to, the Company’s investment objectives, strategy, guidelines, policies and limitations pursuant to a sub-advisory agreement among the Company, the Adviser, the Operating Partnership and the Sub-Adviser (the “Sub-Advisory Agreement”).
The Sub-Adviser earns management and performance fees pursuant to the terms of the Sub-Advisory Agreement. These fees are paid by the Adviser out of the management and performance fees earned by the Adviser; therefore, no management or performance fees related to the Sub-Advisory Agreement have been recognized in the Company’s Consolidated Statements of Operations.
Dealer Manager Agreement
The Company has engaged the Dealer Manager, a registered broker-dealer affiliated with the Adviser, as the dealer manager for the Offering. The Company pays to the Dealer Manager selling commissions, dealer manager fees and stockholder servicing fees in connection with sales of the Company’s common stock in the Offering. The Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class S, Class T, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.
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
Affiliate Loan to DST Property
In September 2024, the Company entered into a mortgage loan agreement with an affiliate of Brookfield. The loan is secured by a multifamily property that is part of the DST Program. Under the terms of the loan agreement, the Company borrowed an aggregate principal amount of $67.0 million at a fixed rate of 4.2% with a maturity date of September 30, 2034. For the year ended December 31, 2024, the Company incurred $0.8 million in interest expense related to this loan.
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Operating Partnership units in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021. The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating Partnership units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50.0 million. Pursuant to the terms of the Repurchase Arrangement, the Brookfield Investor may cause the Company to repurchase its shares and or the Operating Partnership to repurchase its Operating Partnership units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. During the years ended December 31, 2024 and 2023, the Company and the Operating Partnership did not repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement. As of December 31, 2024, the aggregate value of the Brookfield Investor’s shares and units that are subject to the Brookfield Repurchase Arrangement was $162.9 million.
Brookfield Investor Subscriptions
On November 30, 2021, the Operating Partnership and the Brookfield Investor entered into a subscription agreement (the “Brookfield Subscription Agreement”) pursuant to which the Brookfield Investor agreed to purchase up to $83.0 million of Class E units upon the request of the general partner of the Operating Partnership, of which the Company is the sole member. On December 1, 2021, the Brookfield Investor was issued 3,756,480 Class E units in exchange for $45.0 million. On January 3, 2022, the Brookfield Investor was issued 3,075,006 Class E units in exchange for $38.0 million. On June 29, 2022, the Company, the Operating Partnership and the Brookfield Investor entered into an agreement pursuant to which all such Class E units issued to the Brookfield Investor in connection with the Brookfield Subscription Agreement were converted to Class I shares of the Company’s common stock at the then-applicable conversion factor per unit based on the most recently determined NAV of Class E units and Class I shares.
On April 3, 2023, the Brookfield Investor was issued 756,475 Class I shares in the Current Public Offering in exchange for $10.0 million. On May 1, 2023, the Brookfield Investor was issued 617,909 Class I shares in the Current Public Offering in exchange for $8.0 million. On August 1, 2024, the Brookfield Investor was issued 633,194 Class I shares in the Current Public

Offering in exchange for $7.1 million. The Class I shares held by the Brookfield Investor in connection with the Brookfield Subscription Agreement and subsequent subscriptions are not subject to the Brookfield Repurchase Arrangement, but the Brookfield Investor may request the Company repurchase its shares, in whole or in part, subject to the terms and conditions of the Company’s share repurchase plan. On December 31, 2024, the Brookfield Investor submitted a repurchase request for $7.1 million through the Company’s share repurchase plan, which was paid in January 2025.
Brookfield Distribution and Exchange Transaction
On November 8, 2024, the Company, the Operating Partnership, the general partner of the Operating Partnership and the Brookfield Investor entered into an agreement pursuant to which the Company repurchased, at the then-current transaction price, 25,123,346 Class I shares and 2,173,520 Class E shares held by the Brookfield Investor in exchange for an in-kind distribution to the Brookfield Investor of 25,123,346 Class I units and 2,173,520 Class E units of the Operating Partnership. The repurchase was made outside of the Company’s share repurchase plan in a non-cash transaction.
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
The following table summarizes the Company’s affiliate service provider expenses for the years ended December 31, 2024 2023 and 2022 ($ in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Property management fees(1)	$3,349	$2,958	$2,203
Single-family rental leasing, maintenance and turnover oversight fees(1)	673	582	446
Capitalized construction management fees(2)	57	83	139
Capitalized single-family rental renovation oversight fees(2)	—	40	402
Reimbursed personnel costs(3)	7,724	7,026	5,363
Total	$11,803	$10,689	$8,553

(1)	Included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company's Consolidated Balance Sheets.
(3)
For the year ended December 31, 2024, $6.7 million included in Rental property operating expenses and $1.0 million included in General and administrative expenses on the Company’s Consolidated Statements of Operations. For the year ended December 31, 2023, $6.0 million included in Rental property operating expenses and $1.1 million included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

A Brookfield affiliate in Luxembourg provides company secretarial, accounting and administrative services to the Company’s unconsolidated non-U.S. investment. For the years ended December 31, 2024, 2023 and 2022, the amounts incurred by the Company for these services were insignificant. A Brookfield affiliate provides asset and property management services to the Company’s unconsolidated non-U.S. investment. For the years ended December 31, 2024, 2023 and 2022, the amounts incurred by the Company for these services were $0.2 million, $0.2 million, and $0.2 million, respectively.

Captive Insurance Company
BPG Bermuda Insurance Limited (“BAM Insurance Captive”), a Brookfield affiliate, provides property and liability insurance for certain of the Company’s properties. For the years ended December 31, 2024, 2023 and 2022 the Company paid BAM Insurance Captive an insignificant amount, $0.2 million and $0.3 million, respectively, for insurance premiums.
On March 31, 2023, Obsidian Mutual IC (“Obsidian”), a Brookfield affiliate, replaced BAM Insurance Captive in providing property insurance for certain of the Company’s properties. For the years ended December 31, 2024 and 2023, the Company incurred $0.3 million and $0.1 million, respectively for insurance premiums provided by Obsidian Mutual.
On March 15, 2024, Onyx Mutual Insurance IC (“Onyx”), a Brookfield affiliate, replaced BAM Insurance Captive in providing liability insurance for certain of the Company’s properties. For the year ended December 31, 2024, the Company incurred $0.1 million for insurance premiums provided by Onyx.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), an affiliate of Brookfield, provides title insurance for certain of the Company’s properties. Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company. For the years ended December 31, 2024, 2023 and 2022 the Company paid Horizon insignificant amounts in 2024 and 2023, and $0.4 million, in 2022 for title services.
Terrorism Insurance Provider
Liberty IC Casualty LLC (“Liberty”), a Brookfield affiliate, provides terrorism insurance for certain of the Company’s properties. For the years ended December 31, 2024 and 2023 the insurance premiums incurred by the Company were an insignificant amount. No comparable financial information has been presented for the year ended December 31, 2022 as the insurance program commenced in 2023.
Submetering Services
Certain of the Company’s properties sold submetering infrastructure and associated equipment to Metergy, an affiliate of Brookfield. Sale proceeds earned by the Company for the years ended December 31, 2024 and 2023 was nil and $0.5 million, respectively. Metergy provides submetering services to certain of the Company’s properties. For the years ended December 31, 2024 and 2023, the fee incurred by the Company was an insignificant amount. No comparable financial information has been presented for the year ended December 31, 2022 as the submetering program commenced in 2023.
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	December 31, 2024	December 31, 2023
Accrued stockholder servicing fee	$17,451	$25,507
Advanced organization and offering costs	7,014	9,734
Stock repurchase payable to the Adviser for management fees	2,742	3,353
Other(1)	1,908	2,410
Accrued management fee	867	1,046
Accrued affiliate service provider expenses	1,227	1,915
OP Units Distributions Payable	1,674	6
Total	$32,883	$43,971

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.

11. Stockholders’ Equity and Redeemable Non-controlling Interests
Authorized Capital
On April 30, 2018, the SEC declared effective the Company’s registration statement on Form S-11 for the Initial Public Offering. On November 2, 2021, the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-255557) for the Current Public Offering of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan. The Initial Public Offering terminated upon the commencement of the Current Public Offering. Pursuant to the Current Public Offering, the Company is offering to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company is also offering Class I, Class C and Class E shares in private offerings exempt from registration. Other than the differences in upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance fees, each class of common stock has the same economic and voting rights.

Classification	No. of Authorized Shares (in thousands)	Par Value Per Share
Preferred stock	50,000	$0.01
Class S common stock	225,000	$0.01
Class I common stock	250,000	$0.01
Class T common stock	225,000	$0.01
Class D common stock	100,000	$0.01
Class C common stock	100,000	$0.00
Class E common stock	100,000	$0.00
Total	1,050,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Class S	Class I	Class D	Class T(1)	Class C	Class E	Total
December 31, 2021	20,046	2,825	—	—	1,644	2,098	26,613
Common stock issued (2)	17,686	41,459	36	—	7,974	1,186	68,341
Distribution reinvestment	793	769	—	—	—	151	1,713
Common stock repurchased	(1,821)	(2,656)	—	—	(275)	(225)	(4,977)
December 31, 2022	36,704	42,397	36	—	9,343	3,210	91,690

Common stock issued (2)	3,513	5,626	114	—	801	35	10,089
Distribution reinvestment	953	1,724	—	—	—	264	2,941
Common stock repurchased	(6,926)	(8,243)	(2)	—	(797)	(156)	(16,124)
December 31, 2023	34,244	41,504	148	—	9,347	3,353	88,596

Common stock issued (2)	750	4,500	19	—	660	116	6,045
Distribution reinvestment	888	1,825	1	—	4	211	2,929
Common stock repurchased	(8,065)	(33,614)	(41)	—	(1,749)	(2,298)	(45,767)
December 31, 2024	27,817	14,215	127	—	8,262	1,382	51,803

(1)	As of December 31, 2024, no Class T shares of common stock had been issued.
(2)	Includes conversions between share classes.

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
The following table details the aggregate net distributions declared for each applicable class of common stock:

	Year Ended December 31, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.8586	$0.8586	$0.8586	$—	$0.8586	$0.8586
Stockholder servicing fee per share of common stock	(0.0949)	—	(0.0285)	—	—	—
Management fee per share of common stock	(0.1397)	(0.1410)	(0.1422)	—	(0.1376)	—
Net distributions declared per share of common stock	$0.6240	$0.7176	$0.6879	$—	$0.7210	$0.8586

(1)	The Company did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the year ended December 31, 2024.

	Year Ended December 31, 2023
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$1.2124	$1.2124	$1.2124	$—	$1.2124	$1.2124
Stockholder servicing fee per share of common stock	(0.1072)	—	(0.0319)	—	—	—
Management fee per share of common stock	(0.1583)	(0.1595)	(0.1598)	—	(0.1558)	—
Performance fee per share of common stock(2)	(0.3353)	(0.3353)	(0.3353)	—	(0.3353)	—
Net distributions declared per share of common stock	$0.6116	$0.7176	$0.6854	$—	$0.7213	$1.2124

(1)	The Company did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the year ended December 31, 2023.
(2)	Relates to the distribution declared on January 17, 2023, in connection with the payment of the 2022 performance fee that was payable on December 31, 2022.

	Year Ended December 31, 2022
	Class S	Class I	Class D(1)	Class T(2)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.8715	$0.8715	$0.5199	$—	$0.8715	$0.8715
Stockholder servicing fee per share of common stock	(0.1100)	—	(0.0200)	—	—	—
Management fee per share of common stock	(0.1681)	(0.1689)	(0.1005)	—	(0.1661)	—
Net distributions declared per share of common stock	$0.5934	$0.7026	$0.3994	$—	$0.7054	$0.8715

(1)	The Company issued its first Class D shares of common stock in June 2022, thus no distributions were declared for Class D prior to this date.
(2)	The Company did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the year ended December 31, 2022.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders will have their cash distributions attributable to the shares they own automatically reinvested in additional shares of common stock; provided, however, that clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan and stockholders that are residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to participate in the distribution reinvestment plan. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. During the years ended December 31, 2024 and 2023 the Company reinvested $33.3 million and $37.7 million of distributions for 2,929,614 and 2,939,928 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purposes. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and an annual dividend payable ranging between 12.0% and 12.5%. As of December 31, 2024, there were 625,000 of preferred non-voting shares outstanding.
Redeemable Non-controlling Interest
The Brookfield Investor was issued Class E units in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021 and subsequent cash contributions to the Operating Partnership pursuant to the Brookfield Subscription Agreement. Because the Brookfield Investor has the ability to redeem its Class E units for shares of common stock or cash, subject to certain restrictions, the Company has classified the Class E units held by the Brookfield Investor as Redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period.
The following table summarizes the Redeemable non-controlling interest activity for the years ended December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Balance at beginning of the year	$933	$990
Distribution of Operating Partnership units as consideration for common share repurchase from the Brookfield Investor(1)	302,445	—
GAAP Income Allocation	(3,680)	(42)
Distributions	(3,396)	(92)
Distributions Reinvested	1,728	91
Fair Value Allocation	4,713	(14)
Balance at the end of the year	$302,743	$933

(1)
In connection with a restructuring of the Brookfield Investor’s interest in the Company that occurred in November 2024, the Brookfield Investor received a distribution of 25,123,346 Class I units and 2,173,520 Class E units of the Operating Partnership as consideration for the repurchase of an equivalent amount of Class I and Class E shares of the Company in a non-cash transaction.

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
With respect to future periods, the Company’s board of directors may choose whether the limitations will be applied to “gross repurchases” rather than to net repurchases. If repurchases for a given month or quarter are measured on a gross basis rather than on a net basis, the repurchase limitations would limit the amount of shares repurchased in a given month or quarter without regard to any capital inflows for that month or quarter. In order for the Company’s board of directors to change the application of the limitations from net repurchases to gross repurchases or vice versa, the Company will provide notice to stockholders in a prospectus supplement or special or periodic report filed by the Company, as well as in a press release or on the Company’s website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure repurchases on a gross basis or net basis will only be made for an entire quarter, and not particular months within a quarter.
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
For the years ended December 31, 2024, 2023 and 2022, the Company repurchased 17,432,809, 14,485,367 and 4,888,778 shares of common stock representing a total of $195.9 million, $183.4 million and $70.3 million, respectively.
The Company satisfied all repurchase requests during the years ended December 31, 2024, 2023 and 2022.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it. The Company may, from time to time, enter into payment guarantees related to mortgage loans at its investments in unconsolidated entities. As of December 31, 2024, the Company has a payment guarantee of $1.6 million.

13. Leases
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, student housing, office, logistics, single-family rental and net lease properties. Leases at the Company’s office, logistics, and net lease properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its office, logistics, and net lease properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily, student housing and single-family rental properties primarily consist of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities.
The following table details the components of operating lease income from leases in which the Company is the lessor for the period set forth below($ in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Fixed lease payments	$121,149	$116,220	$102,890
Variable lease payments	8,272	10,308	5,762
Total rental revenues	$129,421	$126,528	$108,652

The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, net lease, and office properties as of December 31, 2024. The table below excludes the Company’s multifamily, student housing and single-family rental properties as substantially all leases are shorter term in nature ($ in thousands):

Year	Future Minimum Rents
2025	$27,008
2026	26,232
2027	25,743
2028	24,762
2029	22,912
Thereafter	102,564
Total	$229,221

14. Segment Reporting
As of December 31, 2024, the Company operates in six reportable segments: multifamily and student housing, office, logistics, single-family rental, net lease and real estate-related loans and securities. The Company continually evaluates the financial information used by the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM receives periodic reporting summarizing the Company’s portfolio of investments and related performance. These reports include information on the Company’s allocation of assets by sector and investment type. The sectors identified in these reports are: Multifamily, Student Housing, Single-Family Rental, Net Lease, Office, Logistics, and real estate-related debt investments. The CODM uses segment net operating income (“NOI”) as the primary financial measure when reviewing the portfolio performance. Segment NOI is defined by the Company as total property revenue less direct property expenses plus income from real estate-related securities adjusted for any losses from real estate-related securities.
Effective December 31, 2024, single-family rental was established as a new reportable segment. Previously, these investments were reported under the rental housing segment. However, the single-family rental portfolio has grown due to acquisitions and the Company has determined the single-family rental portfolio meets the materiality threshold for reporting. Additionally, the rental housing segment has been renamed multifamily. Student housing has been combined with multifamily as the student housing investment does not meet materiality thresholds for a separate reportable segment. Prior periods have been recast to reflect these changes.
The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the total assets by segment ($ in thousands):

	December 31, 2024	December 31, 2023
Multifamily/Student Housing	$1,008,812	$925,612
Office	33,695	103,179
Logistics	104,330	108,329
Single-Family Rental	183,510	136,329
Net Lease	413,130	415,282
Real Estate-Related Loans And Securities	71,505	240,108
Total assets for reportable segments	1,814,982	1,928,839
Other (Corporate)	6,281	61,068
Total assets	$1,821,263	$1,989,907

The following table sets forth the financial results by segment for the year ended December 31, 2024 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$78,790	$9,294	$8,078	$12,504	$20,755	$—	$129,421
Other revenues	12,886	794	6	628	253	—	14,567
Total revenues	91,676	10,088	8,084	13,132	21,008	—	143,988

Expenses:
Rental property operating	35,377	5,182	2,062	6,177	4,088	—	52,886
Total expenses	35,377	5,182	2,062	6,177	4,088	—	52,886
Income from real estate-related loans and securities	—	—	—	—	—	12,055	12,055
Segment net operating income	$56,299	$4,906	$6,022	$6,955	$16,920	$12,055	$103,157

Gain from unconsolidated entities							$6,413
Other income, net							2,921
Impairment of investments in real estate							(33,922)
Gain on extinguishment of debt							32,251
Depreciation and amortization							(55,259)
General and administrative expenses							(8,113)
Management fee							(11,183)
Interest expense							(68,446)
Net loss							$(32,181)
Net loss attributable to non-controlling interests in consolidated joint ventures							800
Net income attributable to non-controlling interests - preferred stockholders							(69)
Net loss attributable to redeemable non-controlling interests							3,680
Net loss attributable to stockholders							$(27,770)

The following table sets forth the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$74,369	$12,222	$7,780	$9,454	$22,703	$—	$126,528
Other revenues	10,919	666	3	449	82	—	12,119
Total revenues	85,288	12,888	7,783	9,903	22,785	—	138,647

Expenses:
Rental property operating	33,515	6,275	2,325	4,812	5,734	—	52,661
Total expenses	33,515	6,275	2,325	4,812	5,734	—	52,661
Income from real estate-related loans and securities	—	—	—	—	—	17,609	17,609
Segment net operating income	$51,773	$6,613	$5,458	$5,091	$17,051	$17,609	$103,595

Loss from unconsolidated entities							$(2,083)
Other income, net							331
Impairment of investments in real estate							(19,331)
Depreciation and amortization							(51,691)
General and administrative expenses							(8,389)
Management fee							(13,895)
Interest expense							(58,577)
Net loss							$(50,040)
Net loss attributable to non-controlling interests in consolidated joint ventures							1,179
Net income attributable to non-controlling interests - preferred stockholders							(45)
Net loss attributable to redeemable non-controlling interests							42
Net loss attributable to stockholders							$(48,864)

The following table sets forth the financial results by segment for the year ended December 31, 2022 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$65,302	$12,844	$6,632	$4,503	$19,371	$—	$108,652
Other revenues	8,684	658	—	274	—	—	9,616
Total revenues	73,986	13,502	6,632	4,777	19,371	—	118,268

Expenses:
Rental property operating	28,753	5,917	1,978	2,311	2,343	—	41,302
Total expenses	28,753	5,917	1,978	2,311	2,343	—	41,302
Income from real estate-related loans and securities	—	—	—		—	8,827	8,827
Segment net operating income	$45,233	$7,585	$4,654	$2,466	$17,028	$8,827	$85,793

Loss from unconsolidated entities							$(6,130)
Other income, net							3,173
Depreciation and amortization							(55,684)
General and administrative expenses							(9,562)
Management fee							(10,512)
Performance fee							(6,566)
Interest expense							(39,718)
Net loss							$(39,206)
Net loss attributable to non-controlling interests in consolidated joint ventures							148
Net income attributable to non-controlling interests - preferred stockholders							(24)
Net loss attributable to redeemable non-controlling interests							4,669
Net loss attributable to stockholders							$(34,413)

15. Subsequent Events
In January 2025, the Company issued Class I shares of common stock to an institutional investor in exchange for a $200.0 million subscription.
In January 2025, the Company acquired from a third-party a junior mezzanine loan secured by a property owned by an affiliate of Brookfield for $100.0 million.
In February 2025, the Company refinanced its property mortgage at Lakes at West Covina for a five-year term with a principal amount of $23.7 million and an interest rate of 7.3%.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2024
(in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisitions (1)		Gross Amounts at which Carried at the Close of Period
Description	Location		Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Multifamily/Student Housing properties:
Anzio Apartments	Atlanta, GA		$44,172	$9,837	$47,058	$(1,270)	$269	$8,567	$47,327	$55,894	$(10,832)	1986	2019	(1)
Arbors of Las Colinas	Dallas, TX		45,950	18,155	43,492	712	857	18,867	44,349	63,216	(6,371)	1984	2020	(1)
1110 Key Federal Hill	Baltimore, MD		51,520	10,310	61,908	13	284	10,323	62,192	72,515	(5,350)	2019	2021	(1)
Domain	Orlando, FL		48,700	10,503	61,703	77	191	10,580	61,894	72,474	(5,480)	2017	2021	(1)
The Burnham	Nashville, TN		110,633	14,145	111,469	57	312	14,202	111,781	125,983	(8,923)	2017	2021	(1)
Flats on Front	Wilmington, NC		62,110	6,528	88,877	26	310	6,554	89,187	95,741	(6,985)	2021	2021	(1)
Verso	Beaverton, OR		47,553	8,100	61,139	39	18	8,139	61,157	69,296	(4,758)	2021	2021	(1)
2626 South Side Flats	Pittsburgh, PA		58,965	11,064	77,270	4	374	11,068	77,644	88,712	(6,046)	2016	2022	(1)
The Parker at Huntington Metro	Alexandria, VA		67,000	18,775	114,441	57	771	18,832	115,212	134,044	(8,300)	2016	2022	(1)
Briggs + Union	Mount Laurel, NJ		80,000	18,987	131,552	124	475	19,111	132,027	151,138	(10,471)	2020	2022	(1)
Reflection	Atlanta, GA		65,000	23,495	79,216	—	3	23,495	79,219	102,714	(1,174)	2022	2024	(1)
Total Multifamily/Student Housing properties			$681,603	$149,899	$878,125	$(161)	$3,864	$149,738	$881,989	$1,031,727	$(74,690)

Single-Family Rental properties:
Single-Family Rentals	Various	(2)	$107,508	$37,481	$140,015	$673	$11,266	$38,154	$151,281	$189,435	$(10,930)	Various	Various	(1)
Total Single-Family Rental properties			$107,508	$37,481	$140,015	$673	$11,266	$38,154	$151,281	$189,435	$(10,930)

Logistics properties:
6123-6227 Monroe Ct	Morton Grove, IL	(2)	$11,685	$5,625	$9,703	$—	$860	$5,625	$10,563	$16,188	$(1,451)	1968	2021	(1)
8400 Westphalia Road	Upper Marlboro, MD		—	11,676	17,161	—	—	11,676	17,161	28,837	(2,452)	2005	2021	(1)
McLane Distribution Center	Lakeland, FL		—	3,217	22,039	—	96	3,217	22,135	25,352	(2,835)	1973	2021	(1)
2003 Beaver Road	Landover, MD	(2)	6,295	1,591	7,708	—	36	1,591	7,744	9,335	(745)	1983	2022	(1)
187 Bartram Parkway	Franklin, IN	(2)	18,997	4,205	22,948	—	—	4,205	22,948	27,153	(2,113)	2004	2022	(1)
Total Logistics properties			$36,977	$26,314	$79,559	$—	$992	$26,314	$80,551	$106,865	$(9,596)

Office properties:
Lakes at West Covina	Los Angeles, CA		$26,515	$4,415	$30,637	$—	$(1,108)	$4,415	$29,529	$33,944	$(4,424)	1990	2020	(1)
Total Office properties			$26,515	$4,415	$30,637	$—	$(1,108)	$4,415	$29,529	$33,944	$(4,424)

Net Lease properties:
DreamWorks Animation Studios	Glendale, CA		$212,200	$74,803	$247,835	$—	$187	$74,803	$248,022	$322,825	$(23,473)	1997	2021	(1)
Total Net Lease properties			$212,200	$74,803	$247,835	$—	$187	$74,803	$248,022	$322,825	$(23,473)

Portfolio Total			$1,064,803	$292,912	$1,376,171	$512	$15,201	$293,424	$1,391,372	$1,684,796	$(123,113)

(1)	Refer to Note 2 of the Consolidated Financial Statements for details of depreciable lives.
(2)	These properties secure a $144.5 million balance on the Secured Credit Facility.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2024 - Continued

The total included on Schedule III does not include furniture, fixtures and equipment totaling $43.3 million. Accumulated depreciation does not include $12.2 million of accumulated depreciation related to furniture, fixtures and equipment.
The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Real Estate:
Balance at the beginning of the year	$1,602,537	$1,617,092
Additions during the year:
Land and land improvements	37,005	836
Building and building improvements	117,704	6,552
Dispositions during the year:
Land and land improvements	(5,905)	—
Building and building improvements	(27,596)	(175)
Other Deductions:
Impairment of investment in real estate	(38,949)	(21,768)
Balance at the end of the year	$1,684,796	$1,602,537

Accumulated Depreciation:
Balance at the beginning of the year	$(100,604)	$(57,837)
Depreciation expense	(43,686)	(45,380)
Dispositions	16,150	175
Impairment of investment in real estate	5,027	2,438
Balance at the end of the year	$(123,113)	$(100,604)