Form 10-Q
period 2025-03-31
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2025-05-13
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
As of April 30, 2025, the registrant had the following shares outstanding: 31,547,326 Class I shares, par value $0.01 per share, 26,871,172 Class S shares, par value $0.01 per share, 107,963 Class D shares, par value $0.01 per share, 14,726 Class T shares, par value $0.01 per share, 7,024,184 Class C shares, no par value per share, and 1,481,800 Class E shares, no par value per share.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$1,582,488	$1,592,802
Investments in real estate-related loans and securities, net	190,151	71,505
Investments in unconsolidated entities	92,564	81,566
Intangible assets, net	34,220	35,008
Cash and cash equivalents	18,352	13,763
Restricted cash	12,612	10,544
Accounts and other receivables, net	10,716	9,401
Other assets	65,006	6,674
Total Assets	$2,006,109	$1,821,263
Liabilities and Equity
Mortgage loans and secured credit facility, net	$1,058,430	$1,061,366
Affiliate line of credit	—	12,790
Due to affiliates	31,936	32,883
Intangible liabilities, net	24,447	24,783
Accounts payable, accrued expenses and other liabilities	63,576	42,732
Subscriptions received in advance	3,207	1,204
Total Liabilities	1,181,596	1,175,758

Commitments and contingencies	—	—
Redeemable non-controlling interests	296,074	302,743

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 27,174 and 27,817 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	272	278
Common stock - Class I shares, 0.01 par value per share, 250,000 shares authorized; 31,737 and 14,215 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	317	142
Common stock - Class T shares, 0.01 par value per share, 225,000 shares authorized; 15 and no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock - Class D shares, 0.01 par value per share, 100,000 shares authorized; 148 and 127 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Common stock - Class C shares, no par value per share, 100,000 shares authorized; 7,335 and 8,262 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	56	66
Common stock - Class E shares, no par value per share, 100,000 shares authorized; 1,352 and 1,382 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	803,137	619,431
Accumulated deficit and cumulative distributions	(306,690)	(296,692)
Total Stockholders’ Equity	497,093	323,226
Non-controlling interests in consolidated joint ventures	30,721	18,911
Non-controlling interests attributable to preferred shareholders	625	625
Total Equity	528,439	342,762
Total Liabilities and Equity	$2,006,109	$1,821,263

See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Rental revenues	$32,955	$30,856
Other revenues	2,565	2,358
Total Revenues	35,520	33,214

Expenses
Rental property operating	13,621	12,374
General and administrative	1,544	2,214
Management fee	3,191	2,995
Depreciation and amortization	13,135	12,762
Total Expenses	31,491	30,345

Other Income (Expense)
Income from real estate-related loans and securities	4,089	7,058
Interest expense	(14,525)	(16,327)
Gain from unconsolidated entities	9,118	733
Other income, net	220	2,153
Total Other Income (Expense)	(1,098)	(6,383)
Net Income (Loss)	$2,931	$(3,514)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(120)	$203
Net (income) loss attributable to redeemable non-controlling interests	(810)	3
Net Income (Loss) Attributable to Brookfield REIT Stockholders	$2,001	$(3,308)
Per common share data:
Net income (loss) per share of common stock - basic and diluted	$0.03	$(0.04)
Weighted average shares of common stock outstanding - basic and diluted	69,510	88,151

See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Three Months Ended March 31, 2025
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests Attributable to Preferred Shareholders	Total Equity
Balance at December 31, 2024	$142	$278	$66	$—	$—	$1	$619,431	$(296,692)	$323,226	$18,911	$625	$342,762
Common stock issued	187	3	—	—	—	—	208,376	—	208,566	—	—	208,566
Preferred equity issued	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	118	—	118	—	—	118
Distribution reinvestment	1	2	—	—	—	—	3,430	—	3,433	—	—	3,433
Common stock repurchased	(13)	(11)	(10)	—	—	—	(35,754)	—	(35,788)	—	—	(35,788)
Stock-based compensation	—	—	—	—	—	—	81	—	81	—	—	81
Net income	—	—	—	—	—	—	—	2,811	2,811	120	—	2,931
Distributions declared on common stock	—	—	—	—	—	—	—	(11,999)	(11,999)	—	—	(11,999)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(292)	—	(292)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	11,982	—	11,982
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	7,455	(810)	6,645	—	—	6,645
Balance at March 31, 2025	$317	$272	$56	$—	$—	$1	$803,137	$(306,690)	$497,093	$30,721	$625	$528,439

Three Months Ended March 31, 2024
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests Attributable to Preferred Shareholders	Total Equity
Balance at December 31, 2023	$415	$342	$83	$—	$1	$1,028,028	$(213,960)	$814,909	$3,022	$375	$818,306
Common stock issued	5	3	—	—	1	10,630	—	10,639	—	—	10,639
Preferred equity issued	—	—	—	—	—	—	—	—	—	375	375
Offering costs	—	—	—	—	—	570	—	570	—	—	570
Distribution reinvestment	5	2	—	—	—	8,905	—	8,912	—	—	8,912
Common stock repurchased	(17)	(20)	(9)	—	—	(53,974)	—	(54,020)	—	—	(54,020)
Stock-based compensation	—	—	—	—	—	81	—	81	—	—	81
Net (loss)	—	—	—	—	—	—	(3,310)	(3,310)	(203)	—	(3,513)
Distributions declared on common stock	—	—	—	—	—	—	(15,127)	(15,127)	—	—	(15,127)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	158	—	158
Allocation to redeemable non-controlling interests	—	—	—	—	—	15	—	15	—	—	15
Balance at March 31, 2024	$408	$327	$74	$—	$2	$994,255	$(232,397)	$762,669	$2,977	$750	$766,396
See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,931	$(3,514)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,135	12,762
Management fees	3,191	2,995
Amortization of above and below market leases and lease inducements, net	(326)	(139)
Amortization of restricted stock grants	81	81
Amortization of deferred financing costs	508	784
Amortization of upfront derivative acquisition costs	289	573
Provision for current expected credit losses	—	(230)
Other income	(373)	(351)
Paid-in-kind interest	(232)	(182)
Realized gain on sale of derivatives	—	(3,615)
Realized gain on investments in real estate-related loans and securities	(48)	(747)
Unrealized (gain) loss on investments	(9,225)	58
Distributions of earnings from unconsolidated entities	661	764
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(153)	(402)
Upfront derivative acquisition costs	(26)	(111)
Proceeds from settlement of derivative contracts	—	10,350
Decrease (increase) in other assets	284	(34)
Increase in accounts and other receivables	(1,315)	(1,721)
Decrease in accounts payable, accrued expenses and other liabilities	(1,629)	(448)
Increase in due to affiliates	859	(767)
Net cash provided by operating activities	8,612	16,106

Cash flows from investing activities
Purchase of real estate-related loans and securities	(114,439)	(15,871)
Funding of real estate-related loan commitments	(5,775)	—
Proceeds from sale of real estate-related loans and securities	—	25,265
Proceeds from principal repayments of real estate-related loans and securities	2,136	4,629
Payment of investment acquisition deposits	—	(1,000)
Capital improvements to real estate	(2,020)	(1,321)
Purchase of trading securities	(200,955)	(39,364)
Proceeds from sale of trading securities	165,229	73,043
Net cash (used in) provided by investing activities	(155,824)	45,381

Cash flows from financing activities:
Borrowings from mortgage loans	23,700	—
Repayment of mortgage loans	(26,647)	—
Repayment of affiliate line of credit	(12,790)	—
Payment of deferred financing costs	(497)	(16)
Proceeds from issuance of common stock	204,346	4,563
Proceeds from issuance of preferred equity	—	375
Repurchases of common stock	(39,763)	(53,732)
Subscriptions received in advance	3,207	11,342
Payment of organizational and offering costs	(1,754)	(1,689)
Distributions to non-controlling interests	(292)	—
Contributions from non-controlling interests	11,982	157
Distributions	(7,623)	(6,368)
Net cash provided by (used in) financing activities	153,869	(45,368)

Net change in cash and cash-equivalents and restricted cash	6,657	16,119
Cash and cash-equivalents and restricted cash, beginning of period	24,307	40,701
Cash and cash-equivalents and restricted cash, end of period	$30,964	$56,820

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$18,352	$30,559
Restricted cash	12,612	26,261
Total cash and cash equivalents and restricted cash	$30,964	$56,820

Supplemental disclosures:
Interest paid	$13,963	$14,935
Non-cash investing and financing activities:
Payable for unsettled purchase of trading securities	$25,211	$—
Accrued distributions	$942	$(150)
Accrued stockholder servicing fee due to affiliate	$(585)	$(743)
Accrued offering costs	$463	$(47)
Accrued capital improvements	$6	$142
Accrued repurchases of common stock in accounts payable	$(3,849)	$553
Accrued repurchases of common stock in due to affiliates	$(127)	$(264)

See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Organization and Business Purpose
Brookfield Real Estate Income Trust Inc. (“Brookfield REIT” or the “Company”) was formed on July 27, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019. The Company invests primarily in well-located, high-quality real estate properties that generate strong current cash flow and could further appreciate in value through proactive, best-in-class asset management. To a lesser extent, the Company invests in real estate-related debt investments, including real estate-related loans and real estate-related securities. Brookfield REIT OP GP LLC, a wholly owned subsidiary of the Company, is the sole general partner of Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”). Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Ltd. (together with its affiliates, “Brookfield”). The Company and the Adviser have engaged Oaktree Fund Advisors, LLC (the “Sub-Adviser”), an affiliate of Oaktree Capital Management, L.P. (“Oaktree”), to select and manage certain of the Company’s liquid assets, including certain real estate-related loans and securities. Brookfield holds a majority stake in Oaktree.
The Company had previously registered with the Securities and Exchange Commission (the “SEC”) its initial public offering of up to $2.0 billion in shares of common stock (the “Initial Public Offering”), which was declared effective on April 30, 2018 and terminated on November 2, 2021. The Company subsequently registered a follow-on offering with the SEC of up to $7.5 billion in shares of common stock, consisting of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan, which was declared effective on November 2, 2021 (the “Public Offering” and with the Initial Public Offering, the “Offering”).
Pursuant to the Public Offering, the Company is offering to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Company intends to continue selling shares on a monthly basis.
In addition to the Public Offering, the Company is conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. The Company is also offering Class E shares to Brookfield and its affiliates and certain of Brookfield’s and Oaktree’s employees and the Company’s independent directors in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
In October 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, from private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of March 31, 2025, the Company has raised approximately $26.3 million of aggregate gross proceeds from its DST Program.
On January 1, 2025, the Company issued unregistered shares of Class I common stock to an institutional investor in exchange for a $200 million subscription. The issuance was made at the same transaction price as Class I shares sold through the Public Offering as of January 1, 2025, with fees consistent with existing Class I stockholders. Brookfield entered into a separate agreement with the investor pursuant to which Brookfield will support a specified total annual return on the investor’s investment in the Company’s shares in the form of periodic cash payments, subject to certain limits. In exchange, the investor has agreed not to request the repurchase of its shares, subject to limited exceptions, for a period of five years from the issuance date, at which point the investor may request that the Company repurchase its shares through the share repurchase plan ratably over a two-year period.
As of March 31, 2025, the Company owned 19 investments in real estate, three investments in unconsolidated real estate ventures, four investments in real estate-related loans, 37 investments in real estate-related securities, and two interest rate derivatives related to investments in real estate-related securities. The Company currently operates in six reportable segments: multifamily and student housing, office, logistics, single-family rental, net lease and real estate-related loans and securities. See Note 14 — “Segment Reporting” to the Company’s Consolidated Financial Statements for financial results by segment.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.
The Company consolidates all entities in which it retains a controlling financial interest through majority ownership or voting rights and entities that meet the definition of a variable interest entity (“VIE”) for which it is deemed to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities as its sole general partner. The Company also consolidates all VIEs for which it is the primary beneficiary. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities are accounted for using the equity method of accounting. Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses. As of March 31, 2025, the total assets and liabilities of the Company’s consolidated VIEs were $391.2 million and $248.6 million, respectively, compared to $392.6 million and $252.9 million, respectively, as of December 31, 2024. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
Under the Company’s DST Program, each private placement offers interests in a DST (the “DST Interests”) that holds one or more DST Properties. DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying DST Properties are leased-back to a wholly owned subsidiary of the Company (the “Master Tenant”) on a long-term basis, unless sooner terminated pursuant to the applicable master lease agreement. The master lease agreements are fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the DST Interests from the investors at a later time in exchange for Operating Partnership units.
Under the master lease agreement, the Master Tenant is responsible for subleasing the DST Property to tenants and paying all underlying costs associated with operating the DST Property. For financial reporting purposes (and not for income tax purposes), the sale of DST Interests is accounted for as a failed sale-leaseback transaction and, as a result, the DST Properties are included in the Company’s Consolidated Balance Sheets.
As of March 31, 2025 and December 31, 2024, the Company’s investments in real estate included one property held by a DST whose DST Interests were sold as part of the DST Program. As of March 31, 2025 and December 31, 2024, the total Investments in real estate, net associated with the DST Property was $126.8 million and $126.0 million, respectively. The Company has determined that the DST is a VIE and the Company is the primary beneficiary of the VIE. As a result, the DST is included in the Company’s Consolidated Financial Statements.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the Consolidated Financial Statements are reasonable and supportable based on the information available as of March 31, 2025.
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
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30-40 years
Building and site improvements	5-21 years
Furniture, fixtures and equipment	1-9 years
Tenant improvements	Amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements
In-place lease intangibles	Over lease term
Above and below market leases	Over lease term
Lease origination costs	Over lease term
Present value of tax abatement savings	Over tax abatement period

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
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of March 31, 2025 and December 31, 2024.
Investments in Unconsolidated Entities
The Company has elected the FVO for its investments in unconsolidated entities and therefore reports the investments at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Gain from unconsolidated entities on the Company’s Consolidated Statements of Operations. For further details on the Company’s investments in unconsolidated entities, see Note 4 — “Investments in Unconsolidated Entities” to the Company’s Consolidated Financial Statements.
Investments in Real Estate-Related Loans and Securities
The Company has elected to classify its real estate-related securities as trading securities and carry such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
The Company has elected the FVO for certain of its investments in real estate-related loans. As such, the resulting unrealized gains and losses on such loans are recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
Certain of the Company’s real estate-related loans are classified as held for investment and are recorded at amortized cost. The Company assesses the collectability of its real estate-related loans held at amortized cost to estimate credit losses over the contractual term of each loan on a periodic basis. The Company’s estimate of credit losses is based on relevant factors, including historical realized loss rates, current market conditions, and reasonable and supportable forecasts that affect the collectability of its investments. The Company also considers, among other things, payment status, lien position, borrower or tenant financial resources, and underlying collateral. The Company recognizes an allowance for credit loss when the carrying amount of a loan differs from the amount expected to be collected. For further details on the Company’s allowance for credit loss, see Note 6 — “Investments in Real Estate-Related Loans and Securities” to the Company’s Consolidated Financial Statements.
Interest income from the Company’s investments in real estate-related loans and securities is recognized based on the stated terms of the security or loan agreement and is recorded on an accrual basis. Interest income is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
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

Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue. The Company will recognize revenue from such leases prospectively, based on actual amounts received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance. As of March 31, 2025 and December 31, 2024, the allowance for doubtful accounts was approximately $2.3 million and $1.6 million, respectively. These amounts are included in Accounts and other receivables, net on the Company’s Consolidated Balance Sheets.
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
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. During the three months ended March 31, 2025 and 2024, income from trading securities was $0.6 million and $0.3 million, respectively.
Foreign Currency
In the normal course of business, the Company makes investments in real estate outside the United States through subsidiaries that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations as a component of Gain from unconsolidated entities on the Company’s Consolidated Statements of Operations.
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
Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes and, with regard to its non-U.S. investment, changes in foreign currency exchange rates. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate and currency rate risk. These financial instruments may include interest rate swaps and other derivative contracts.
The Company recognizes all derivatives as either assets or liabilities in the accompanying Consolidated Balance Sheets and measures those instruments at fair value. Realized and unrealized gains or losses on the Company’s interest rate swaps and caps are recorded in current-period earnings as a component of Other income, net on the Company’s Consolidated Statements of Operations. The Company recognized $0.4 million of net losses and $1.8 million of net gains during the three months ended March 31, 2025 and 2024, respectively. Realized and unrealized gains or losses on foreign currency derivatives are related to the Company’s unconsolidated non-U.S investment and are recorded as a Gain from unconsolidated entities on the Company’s Consolidated Statements of Operations. The Company recognized $2.5 million of net losses and $0.6 million of net gains on its foreign currency swap contracts during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the Company’s derivative instruments consisted of the following ($ and £ in thousands):

	Number of Instruments	Notional Amount	Weighted Average Strike Rate	Weighted Average Maturity (years)
Interest Rate Swaps	1	$100,000	3.7%	1.4
Interest Rate Caps	5	$498,310	5.7%	0.9
Foreign Currency Swap Contracts	1	£62,100	N/A	0.3
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
The following table details the Company’s assets and liabilities that are measured at fair value on a recurring basis ($ in thousands):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related loans and securities	$—	$65,465	$111,474	$176,939	$—	$51,578	$6,238	$57,816
Investments in unconsolidated entities	—	—	92,564	92,564	—	—	81,566	81,566
Trading securities	—	61,511	—	61,511	—	—	—	—
Derivatives	—	749	—	749	—	3,645	—	3,645
Interest rate swaps related to investments in real estate-related securities	—	188	—	188	—	102	—	102
Total assets	$—	$127,913	$204,038	$331,951	$—	$55,325	$87,804	$143,129
Liabilities:
Derivatives	$—	$291	$—	$—	$—	$—	$—	$—
Total liabilities	$—	$291	$—	$—	$—	$—	$—	$—

The following table details the Company’s assets that are measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in real estate-related loans and securities	Investments in unconsolidated entities	Total Assets
Balance as of December 31, 2024	$6,238	$81,566	$87,804
Purchases	99,914	—	99,914
Funding of real estate-related loan commitments	5,775	—	5,775
Distributions of earnings from unconsolidated entities	—	(661)	(661)
Included in net income
Unrealized (loss) gain	(453)	9,027	8,574
Gain on foreign currency translation	—	2,632	2,632
Balance as of March 31, 2025	$111,474	$92,564	$204,038

The following tables contain the quantitative inputs and assumptions that are used to determine fair value for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Investments in real estate-related loans and securities	$111,474	Discounted cash flow	Discount rate	12.8%	Decrease
Investments in unconsolidated entities	$92,564	Discounted cash flow	Discount rate	6.7%	Decrease
			Exit capitalization rate	5.3%	Decrease

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Investments in real estate-related securities	$6,238	Discounted cash flow	Discount Rate	18.7%	Decrease
Investments in unconsolidated entities	$81,566	Discounted cash flow	Discount rate	6.3%	Decrease
			Exit capitalization rate	5.2%	Decrease
Valuation of Assets Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. As of March 31, 2025, the Company had no impaired assets that are measured at fair value on a nonrecurring basis.
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of March 31, 2025, the fair value of the Company’s mortgage loans and other indebtedness was approximately $17.9 million below the outstanding principal balance.
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
The Company has formed wholly-owned subsidiaries that are taxed as taxable REIT subsidiaries (“TRSs”) that are subject to taxation at the federal, state and local levels, as applicable, at regular corporate tax rates. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business. For the three months ended March 31, 2025 and 2024, the Company recognized income tax expense of $0.0 million and $0.4 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of Operations.
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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three months ended March 31, 2025 and 2024, there were no dilutive participating securities.
Stockholder Servicing Fee
The Company has entered into a dealer manager agreement with Brookfield Oaktree Wealth Solutions LLC, a registered broker-dealer affiliated with the Adviser (“Dealer Manager”), to serve as the dealer manager for the Public Offering. The Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees of up to 3.5% of the transaction price and ongoing stockholder servicing fees of 0.85% per annum of the aggregate NAV for outstanding Class S and Class T shares with a limit of up to, in the aggregate, 8.75% of the gross proceeds from such shares. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price and ongoing stockholder servicing fees of 0.25% per annum of the aggregate NAV for outstanding Class D shares with a limit of up to, in the aggregate, 8.75% of the gross proceeds from such shares. There are no upfront selling commissions, dealer manager fees or ongoing stockholder servicing fees with respect to Class I shares. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Public Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company accrues the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold, which is recorded as a component of Due to affiliates in the Company’s Consolidated Balance Sheets.
Recent Accounting Pronouncements
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-05, an update to ASC Topic 805, Business Combinations (“ASU 2023-05”). ASU 2023-05 clarifies existing guidance by requiring a joint venture to recognize and initially measure assets contributed and liabilities assumed at fair value, upon its formation. These amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-05 on January 1, 2025 and the adoption did not have a material impact on the Company’s Consolidated Financial Statements.
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
In March 2024, the FASB issued ASU 2024-02 (“ASU 2024-02”) Codification Improvements - Amendments to Remove References to the Concepts Statements (the “Codification”). ASU 2024-02 contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. The amendments in ASU 2024-02 affect a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance and are effective for public business entities for fiscal years beginning after December 15, 2024. Early application of the amendments is permitted. The Company adopted the provisions of ASU 2024-02 effective January 1, 2025. The adoption of this rule did not have a material impact on the Company’s Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expenses Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. A relevant expenses caption is an expense caption presented on the face of the income statement within continuing operations that contain any of the expense categories listed. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 but does not believe the adoption of ASU 2024-03 will have a material impact on the Company’s Consolidated Financial Statements.

3. Investments in Real Estate
As of March 31, 2025 and December 31, 2024, the Company’s investments in real estate, net, consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Building and building improvements	$1,363,336	$1,362,183
Land and land improvements	293,395	293,424
Tenant improvements	29,258	29,189
Furniture, fixtures and equipment	43,800	43,306
Total	1,729,789	1,728,102
Accumulated depreciation	(147,301)	(135,300)
Investments in real estate, net	$1,582,488	$1,592,802
Acquisitions
During the three months ended March 31, 2025, the Company did not acquire any real estate investments. During the year ended December 31, 2024, the Company acquired $167.9 million of real estate investments, which were comprised of 181 single-family rental properties and one student housing property.
The following table provides further details of the properties acquired during the three months ended March 31, 2025 and year ended December 31, 2024 ($ in thousands):

Investment	Ownership Interest	Location	Segment	Acquisition Date	Units	Purchase Price(1)
Single-Family Rentals	100%	Various	Single-Family Rental	Various 2024	181	$50,448
Reflection	97%	Atlanta, GA	Student Housing	June 2024	741	117,408
Total						$167,856

(1)	Purchase price is inclusive of closing costs.
The following table summarizes the purchase price allocation of the properties acquired during the year ended December 31, 2024 ($ in thousands):

December 31, 2024
Building and building improvements	$114,073
Land and land improvements	36,503
Tenant improvements	115
Furniture, fixtures and equipment	13,933
In-place lease intangibles	3,171
Lease origination costs	61
Total purchase price(1)	$167,856

(1)	Purchase price is inclusive of closing costs.

Dispositions
During the three months ended March 31, 2025, the Company had no dispositions. During the year ended December 31, 2024, the Company disposed of an office property for a gross sales price of $27.6 million. In connection with the sale, the Company repaid $25.5 million of the mortgage loan secured by the property and the lender extinguished the loan, resulting in a $32.3 million gain on extinguishment of debt. The Company did not receive any net sales proceeds from the disposition.

4. Investments in Unconsolidated Entities
The Company holds three investments in unconsolidated joint ventures that it has elected to account for using the FVO, as the Company’s ownership interests in the joint ventures do not meet the requirements for consolidation.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	March 31, 2025
Investment	Segment	Number of Properties	Ownership Interest	Fair Value
Principal Place	Net Lease	1	20%	$84,802
Diversified U.S. Logistics Portfolio(1)	Logistics	72	20%	7,762
The Avery(2)	Multifamily	1	2%	—
Total unconsolidated entities carried at fair value		74		$92,564

	December 31, 2024
Investment	Segment	Number of Properties	Ownership Interest	Fair Value
Principal Place	Net Lease	1	20%	$81,566
The Avery(2)	Multifamily	1	2%	—
Total unconsolidated entities carried at fair value		2		$81,566

(1)
In February 2025, the Company was assigned an equity interest in a Brookfield-managed fund from an affiliate. The Company’s investment is held through a limited partnership interest in an entity that indirectly owns approximately 20% of the Diversified U.S. Logistics Portfolio. The Company paid no consideration for the assignment of the interest in the investment, which included $7.4 million of undistributed realized gains related to property sales that occurred prior to the assignment to the Company. In connection with the assignment, the Company assumed the affiliate’s future funding obligation related to the investment. As of March 31, 2025, the Brookfield-managed fund had not called any of the Company’s funding obligation related to the investment. The Company has recorded its proportionate share of the net equity of the investment at fair value.

(2)
In December 2023, the Company acquired a 2% equity interest in The Avery, a condo and multifamily property located in San Francisco, California, through an indirect interest in a joint venture that owns the property. The Company did not pay any consideration for its interest, which was granted to the Company by the borrower on the Company’s investments in The Avery Senior Loan and The Avery Mezzanine Loan. As of March 31, 2025 and December 31, 2024, the fair value of the Company’s equity interest in The Avery was zero.

The following table details the Company’s gain from unconsolidated entities ($ in thousands):

		Three Months Ended March 31,
Investment	Segment	2025	2024
Principal Place	Net Lease	$1,356	$733
Diversified U.S. Logistics Portfolio	Logistics	7,762	—
The Avery	Multifamily	—	—
Total unconsolidated entities carried at fair value		$9,118	$733

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of March 31, 2025 and December 31, 2024 ($ in thousands):

Balance Sheets:	March 31, 2025	December 31, 2024
Total assets	$1,870,258	$1,004,069
Total liabilities	$1,456,840	$615,447

Brookfield REIT’s share of net equity	$82,683	$77,724
Fair value adjustments	9,881	3,842
Total investments in unconsolidated entities	$92,564	$81,566

	Three Months Ended March 31,
Income Statements:	2025	2024
Total revenues	$28,704	$12,481
Net loss	$(3,083)	$(816)

Brookfield REIT’s share of net loss	$(617)	$(163)
Fair value adjustments	9,735	896
Total gain from unconsolidated entities	$9,118	$733

5. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$29,033	$29,340
Lease origination costs	12,231	12,285
Tax intangibles	5,249	5,249
Above-market lease intangibles	114	114
Total intangible assets	$46,627	$46,988
Accumulated amortization:
In-place lease intangibles	$(6,016)	$(5,889)
Lease origination costs	(4,154)	(4,025)
Tax intangibles	(2,179)	(2,011)
Above-market lease intangibles	(58)	(55)
Total accumulated amortization	$(12,407)	$(11,980)
Intangible assets, net	$34,220	$35,008

Intangible liabilities:
Below-market lease intangibles	$(28,909)	$(28,909)
Accumulated amortization	4,462	4,126
Intangible liabilities, net	$(24,447)	$(24,783)

The weighted average amortization periods of the Company’s intangible assets is 197 months and intangible liabilities is 266 months.
As of March 31, 2025, the estimated future amortization of the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2025 (remaining)	$1,226	$15	$1,465	$(1,004)
2026	1,558	18	1,813	(1,332)
2027	1,452	7	1,713	(1,327)
2028	1,370	5	1,276	(1,327)
2029	1,320	5	1,084	(1,327)
2030	1,314	6	1,014	(1,327)
Thereafter	14,777	—	2,782	(16,803)
Total	$23,017	$56	$11,147	$(24,447)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Real estate-related securities	$71,249	$57,816
Real estate-related loans	118,714	13,587
Interest rate swaps	188	102
Total investments in real estate-related loans and securities	$190,151	$71,505

The following tables detail the Company’s investments in real estate-related loans and securities as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/Allowance Adjustment	Carrying Amount
Investments held at fair value
CMBS - floating	9	SOFR+3.73%	November 2026	$37,328	$34,156	$34,259
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	5,784
RMBS - floating	1	SOFR+2.15%	October 2035	2,600	2,600	2,600
RMBS - fixed	23	5.57%	August 2026	28,852	28,102	28,607
Real estate-related loans - floating	1	SOFR+8.00%	December 2025	105,689	105,689	105,689
Interest rate swaps	2	4.40%	September 2026	—	—	188
Total investments held at fair value	40	9.55%	June 2026	$197,882	$191,197	$177,127

Investments held at amortized cost
Real estate-related loans - floating	1	SOFR+8.15%	June 2026	$7,044	$—	$7,044
Real estate-related loans - fixed	2	10.00%	December 2025	8,872	(2,892)	5,980
Total investments held at amortized cost	3	11.09%	February 2026	15,916	(2,892)	13,024

Total investments in real estate-related loans and securities	43	9.67%	June 2026	$213,798	$188,305	$190,151

	December 31, 2024
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/Allowance Adjustment	Carrying Amount
Investments held at fair value
CMBS - floating	7	SOFR+3.85%	July 2026	$24,794	$22,667	$22,361
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	6,238
RMBS - fixed	23	SOFR+5.54%	September 2026	29,728	28,960	29,217
Interest rate swaps	2	4.40%	September 2026	—	—	102
Total investments held at fair value	36	6.11%	September 2026	$77,935	$72,277	$57,918

Investments held at amortized cost
Real estate-related loans - floating	1	SOFR+8.15%	June 2026	$7,044	$—	$7,044
Real estate-related loans - fixed	2	10.00%	December 2025	9,435	(2,892)	6,543
Total investments held at amortized cost	3	11.13%	February 2026	$16,479	$(2,892)	$13,587

Total investments in real estate-related loans and securities	39	6.98%	August 2026	$94,414	$69,385	$71,505

(1)	As of March 31, 2025 and December 31, 2024, the U.S. Dollar denominated Secured Overnight Financing Rate (“SOFR”) was equal to 4.41% and 4.49%, respectively.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
During the three months ended March 31, 2025, the Company recorded net realized and unrealized gains of $0.3 million, on its investments in real estate-related securities. During the three months ended March 31, 2024, the Company recorded net realized and unrealized gains on its investments in real estate-related securities of $1.8 million. Such amounts are recorded as components of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
Certain of the Company’s investments in real estate-related securities are floating rate and indexed to SOFR. As such, the Company is exposed to interest rate risk and net income will increase or decrease depending on interest rate movements. The Company seeks to manage this risk by entering into interest rate swap contracts related to its investments in real estate-related securities. As of March 31, 2025, and December 31, 2024, the Company had two interest rate swap contracts related to its investments in real estate-related securities with an aggregate notional amount of $24.0 million and a weighted average strike rate of 4.40%. Interest paid or received by the Company related to such instruments is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. The Company measures its interest rate swap contracts at fair value and records the value of such instruments as a component of Investments in real estate-related loans and securities, net in its Consolidated Balance Sheets and any realized and unrealized gains or losses as a component of Income from real estate-related loans and securities on its Consolidated Statements of Operations.

7. Accounts and Other Receivables, Net and Other Assets
The following tables summarize the components of Accounts and other receivables, net and Other assets in the Company’s Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Straight-line rent receivables	$6,622	$6,411
Accounts receivable, net	2,046	2,313
Interest receivable	2,048	677
Total accounts and other receivables, net	$10,716	$9,401

	March 31, 2025	December 31, 2024
Trading securities	$61,511	$—
Prepaid expenses	1,986	2,445
Other	760	584
Derivative instruments	749	3,645
Total other assets	$65,006	$6,674

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of Accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Payable for unsettled purchase of trading securities	$25,211	$—
Stock repurchases payable	12,647	16,496
Accounts payable and accrued expenses	12,059	11,818
Tenant security deposits	4,105	3,007
Distributions payable	3,950	3,978
Real estate taxes payable	2,955	4,818
Accrued interest expense	1,814	1,824
Other	835	791
Total accounts payable, accrued expenses and other liabilities	$63,576	$42,732

9. Mortgage Loans, Secured Credit Facility and Affiliate Line of Credit
The following table summarizes the components of Mortgage loans and secured credit facility, net and Affiliate Line of Credit in the Company’s Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2025	December 31, 2024
Fixed rate loans:
Fixed rate mortgages	4.04%	December 2029	N/A	$419,420	$395,720
Total fixed rate loans				419,420	395,720
Variable rate loans:
Variable rate mortgages	SOFR+1.73%	November 2027	N/A	497,950	524,597
Secured Credit Facility(3)	SOFR+2.00%	May 2025	$300,000	144,485	144,485
Affiliate Line of Credit(4)	SOFR+2.25%	November 2025	$125,000	—	12,790
Total variable rate loans				642,435	681,872
Total indebtedness				1,061,855	1,077,592
Deferred financing costs, net				(3,425)	(3,436)
Total indebtedness, net				$1,058,430	$1,074,156

(1)	As of March 31, 2025 and December 31, 2024, SOFR was 4.41% and 4.49%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
(3)
As of March 31, 2025, borrowings on the Secured Credit Facility (defined below) were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rental properties. The Company refinanced the facility prior to maturity. Refer to Note 15 — “Subsequent Events” for further details on the refinancing.

(4)
Borrowings under the Affiliate Line of Credit (defined below) bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of March 31, 2025 ($ in thousands):

Year	Amount
2025 (remaining)	$144,889
2026	50,033
2027	360,737
2028	118,045
2029	254,576
2030	24,567
Thereafter	109,008
Total	$1,061,855
The mortgage loans and Secured Credit Facility are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of March 31, 2025, the Company is in compliance with all of its loan covenants that could result in a default under such agreements.
Mortgage Loans
During the three months ended March 31, 2025, the Company obtained a $23.7 million fixed-rate mortgage loan in connection with the refinancing of an office property. During the year ended December 31, 2024, the Company obtained a $65.0 million fixed-rate mortgage loan related to the acquisition of a property and obtained a $67.0 million fixed rate mortgage loan in relation to a property held through the DST Program. During the three months ended March 31, 2025, the Company repaid $26.6 million of mortgage loans, including the full repayment of a $26.5 million mortgage loan secured by an office property. During year ended December 31, 2024, the Company repaid $125.5 million of mortgage loans, including a $25.5 million repayment of a mortgage loan secured by an office property that the Company disposed in September 2024. In connection with the disposition, the Company recognized $32.3 million gain on extinguishment of debt.

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
In December 2022, the Company refinanced the Secured Credit Facility with the lender. The maximum aggregate principal amount of the facility was amended to $300.0 million, inclusive of a $100.0 million revolving credit amount that the Company may repay and re-borrow upon request, subject to certain conditions. The Company may increase the available capacity on the Secured Credit Facility by an additional $1.2 billion, subject to lender approval. The Secured Credit Facility bears interest at a rate of SOFR plus 2.00% and has a maturity date of January 2025, which was extended to May 2025.
During the three months ended March 31, 2025, there were no borrowings or repayments on the Secured Credit Facility.
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the “Affiliate Line of Credit”), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The Affiliate Line of Credit had an initial maturity date of November 2, 2022, with one-year extension options subject to the lender’s approval. Effective November 1, 2024, the maturity date of the Affiliate Line of Credit was extended to November 2, 2025. During the three months ended March 31, 2025, the Company repaid $12.8 million on the Affiliate Line of Credit.

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
The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock. To date, the Adviser has elected to receive the management fee in Class I and Class E shares of the Company’s common stock. During the three months ended March 31, 2025 and 2024, management fees earned by the Adviser were $3.2 million and $3.0 million, respectively.
During the three months ended March 31, 2025, the Company issued 274,719 unregistered Class I shares of common stock to the Adviser for the payment of management fees earned from December 2024 through February 2025. The Company also had an accrued payable of $1.0 million related to the management fee as of March 31, 2025, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During April 2025, the Adviser was issued 97,500 unregistered Class I shares as payment for the $1.0 million management fee accrued as of March 31, 2025.
The Adviser is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and Class T shares of common stock (no performance fee is paid on the Class E shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or units of the Operating Partnership. In addition, the Operating Partnership will pay the Adviser a performance fee with respect to certain classes of units held by parties other than the Company paid annually in an amount equal to 12.5% of the total return, subject to a 5% hurdle amount and a high-water mark, with a catch-up. During the three months ended March 31, 2025 and 2024, the Company accrued no performance fees in the Company’s Consolidated Statements of Operations.
Repurchase of Adviser Shares
During the three months ended March 31, 2025, the Company repurchased 244,646 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $2.6 million. During the three months ended March 31, 2024, the Company repurchased 269,911 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $3.0 million. The repurchases were related to shares that were previously issued to the Adviser as payment of management fees.
Sub-Advisory Agreement
The Company and the Adviser have engaged the Sub-Adviser to (i) select and manage certain of the Company’s liquid assets (cash, cash equivalents, other short-term investments, U.S. government securities, agency securities, corporate debt, liquid real estate-related, equity or debt securities, private debt investments and other investments for which there is reasonable liquidity) (the “Investment Sleeve”) and (ii) provide certain services with respect to certain commercial mortgage-backed securities identified by the Adviser (“Adviser CMBS”) pursuant to a sub-advisory agreement among the Company, the Adviser, the Operating Partnership and the Sub-Adviser (the “Sub-Advisory Agreement”). The Sub-Adviser manages the Investment Sleeve in accordance with, and subject to, the Company’s investment objectives, strategy, guidelines, policies and limitations.
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
In connection with the launch of the DST Program, Brookfield Real Estate Exchange LLC, (the “DST Sponsor”), the Dealer Manager and, solely with respect to its obligations with respect to the investor servicing fee, the Operating Partnership, entered into a DST dealer manager agreement (the “DST Dealer Manager Agreement”), pursuant to which the Dealer Manager serves as the dealer manager for the DST Offerings on a “best efforts” basis. The DST Sponsor is a wholly owned subsidiary of the Company. Under the DST Dealer Manager Agreement, each DST will pay the Dealer Manager upfront selling commissions of up to 5.0% of the total cash purchase price paid per DST Interest sold, upfront dealer manager fees of up to 1.0% of the total cash purchase price paid per DST Interest sold, and placement fees in an amount up to 1.0% of the total cash purchase price paid per DST Interest sold. Additionally, each DST will pay to the Dealer Manager an ongoing investor servicing fee of up to 0.25% per annum of the total cash purchase price paid for the DST Interests sold in the applicable DST Offering.
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
Affiliate Line of Credit
In November 2021, the Company entered into the Affiliate Line of Credit, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. For further details on the Affiliate Line of Credit, see Note 9 — “Mortgage Loans, Secured Credit Facility and Affiliate Line of Credit” to the Company’s Consolidated Financial Statements.
Affiliate Loan to DST Property
In September 2024, the Company entered into a mortgage loan agreement with an affiliate of Brookfield. The loan is secured by a multifamily property that is part of the DST Program. Under the terms of the loan agreement, the Company borrowed an aggregate principal amount of $67.0 million at a fixed rate of 4.2% with a maturity date of September 30, 2034. For the three months ended March 31, 2025, the Company incurred $0.7 million in interest expense related to this loan.
Assignment of Limited Partnership Interest from Brookfield Affiliate
In February 2025, the Company entered into an assignment and assumption agreement with an affiliate of Brookfield, whereby the Company was assigned the Brookfield affiliate’s interest in a Brookfield managed-fund related to an investment in a portfolio of logistics properties (the “Diversified U.S. Logistics Portfolio”). In connection with the assignment, the Company was admitted as a limited partner to the fund through a parallel investment vehicle that indirectly holds an approximate 20% interest in the Diversified U.S. Logistics Portfolio with other third-party limited partners. The Company paid no consideration for the assignment of the interest in the investment, which included $7.4 million of undistributed realized gains related to property sales that occurred prior to the assignment to the Company. In connection with the assignment, the Company assumed the assignor’s future funding obligation to the fund related to the investment. The Company’s limited partnership interest is subject to the same rights as other limited partners in the fund, but is not subject to management and performance fees. As of March 31, 2025, the Brookfield-managed fund had not called any of the Company’s funding obligation related to the investment.
Real Estate-Related Loans and Securities Collateralized by Properties Owned by Brookfield Affiliates
The Company’s investments in real estate-related loans and securities include certain loans and securities collateralized by properties owned by other Brookfield-advised investment vehicles. The Company acquired such loans and securities from third parties on market terms. The Company has forgone all non-economic rights under these loans and securities, including voting rights, so long as the Brookfield-advised investment vehicles either owns the properties collateralizing the underlying loans or has an interest in a different part of the capital structure of such loan or security.
The following table details the Company’s investments in real estate-related related loans and securities collateralized by properties owned by Brookfield-advised investment vehicles ($ in thousands):

	Fair Value		Income
	As of	As of	Three Months Ended March 31,
	March 31, 2025	December 31, 2024	2025	2024
CMBS	$8,991	$—	$109	$—
Real estate-related loan	105,689	—	2,312	—
Total	$114,680	$—	$2,421	$—

Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Operating Partnership units in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021. The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating Partnership units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50.0 million. Pursuant to the terms of the Repurchase Arrangement, the Brookfield Investor may cause the Company to repurchase its shares and or the Operating Partnership to repurchase its Operating Partnership units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. During the three months ended March 31, 2025, the Company and the Operating Partnership did not repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement. As of March 31, 2025, the aggregate value of the Brookfield Investor’s shares and units that are subject to the Brookfield Repurchase Arrangement was $156.7 million.
Brookfield Investor Subscriptions
On November 30, 2021, the Operating Partnership and the Brookfield Investor entered into a subscription agreement (the “Brookfield Subscription Agreement”) pursuant to which the Brookfield Investor agreed to purchase up to $83.0 million of Class E units of the Operating Partnership upon the request of the general partner of the Operating Partnership, of which the Company is the sole member. On December 1, 2021, the Brookfield Investor was issued 3,756,480 Class E units of the Operating Partnership in exchange for $45.0 million. On January 3, 2022, the Brookfield Investor was issued 3,075,006 Class E units of the Operating Partnership in exchange for $38.0 million. On June 29, 2022, the Company, the Operating Partnership and the Brookfield Investor entered into an agreement pursuant to which all such Class E units issued to the Brookfield Investor in connection with the Brookfield Subscription Agreement were converted to Class I shares of the Company’s common stock at the then-applicable conversion factor per unit based on the most recently determined NAV of Class E units and Class I shares.
On April 3, 2023, the Brookfield Investor was issued 756,475 Class I shares in the Public Offering in exchange for $10.0 million. On May 1, 2023, the Brookfield Investor was issued 617,909 Class I shares in the Public Offering in exchange for $8.0 million. The Class I shares held by the Brookfield Investor in connection with the Brookfield Subscription Agreement and subsequent subscriptions are not subject to the Brookfield Repurchase Arrangement, but the Brookfield Investor may request the Company repurchase its shares, in whole or in part, subject to the terms and conditions of the Company’s share repurchase plan. On December 31, 2024, the Brookfield Investor submitted a repurchase request for $7.1 million through the Company’s share repurchase plan, which was paid in January 2025.
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

The following table summarizes the Company’s affiliate service provider expenses for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Property management fees(1)	$861	$755
Single-family rental leasing, maintenance and turnover oversight fees(1)	221	116
Capitalized construction management fees(2)	—	20
Reimbursed personnel costs(3)	2,148	1,677
Total	$3,230	$2,568

(1)	Included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company’s Consolidated Balance Sheets.
(3)
For the three months ended March 31, 2025, $1.6 million included in Rental property operating expenses and $0.5 million included in General and administrative expenses on the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2024, $1.4 million included in Rental property operating expenses and $0.3 million included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

Captive Insurance Company
BPG Bermuda Insurance Limited (“BAM Insurance Captive”), a Brookfield affiliate, provides property and liability insurance for certain of the Company’s properties. For the three months ended March 31, 2025 and 2024, the Company incurred an insignificant amount for insurance premiums provided by BAM Insurance Captive.
On March 31, 2023, Obsidian Mutual IC (“Obsidian”), a Brookfield affiliate, replaced BAM Insurance Captive in providing property insurance for certain of the Company’s properties. For the three months ended March 31, 2025, the Company incurred an insignificant amount for insurance premiums provided by Obsidian.
On March 15, 2024, Onyx Mutual Insurance IC (“Onyx”), a Brookfield affiliate, replaced BAM Insurance Captive in providing liability insurance for certain of the Company’s properties. For the three months ended March 31, 2025, the Company incurred an insignificant amount for insurance premiums provided by Onyx.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), a Brookfield affiliate, provides title insurance for certain of the Company’s properties. Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with the Company acquiring or financing its properties. For the three months ended March 31, 2025 and 2024, the Company incurred an insignificant amount for title services provided by Horizon.
Terrorism Insurance Provider
Liberty IC Casualty LLC, a Brookfield affiliate, provides terrorism insurance for certain of the Company’s properties. For the three months ended March 31, 2025 and 2024, the Company incurred an insignificant amount for insurance premiums provided by Liberty IC Casualty LLC.
Submetering Services
Certain of the Company’s properties sold submetering infrastructure and associated equipment to Metergy, a Brookfield affiliate. Sale proceeds earned by the Company for the three months ended March 31, 2025 and 2024 was zero. Metergy provides submetering services to certain of the Company’s properties. For the three months ended March 31, 2025 and 2024, the fee incurred by the Company was an insignificant amount.

Due to Affiliates
The following table details the amounts due to affiliates as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Accrued stockholder servicing fee	$16,232	$17,451
Advanced organization and offering costs	6,798	7,014
Stock repurchase payable to the Adviser for management fees	2,615	2,742
Other(1)	2,564	1,908
Accrued management fee	1,042	867
Accrued affiliate service provider expenses	987	1,227
OP Units distributions payable	1,698	1,674
Total	$31,936	$32,883

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.

11. Stockholders’ Equity and Redeemable Non-controlling Interests
Authorized Capital
On April 30, 2018, the SEC declared effective the Company’s registration statement on Form S-11 for the Initial Public Offering. On November 2, 2021, the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-255557) for the Public Offering of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan. The Initial Public Offering terminated upon the commencement of the Public Offering. Pursuant to the Public Offering, the Company is offering to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company is also offering Class I, Class C and Class E shares in private offerings exempt from registration. Other than the differences in upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance fees, each class of common stock has the same economic and voting rights.

Classification	No. of Authorized Shares (in thousands)	Par Value Per Share
Preferred stock	50,000	$0.01
Class S common stock	225,000	$0.01
Class I common stock	250,000	$0.01
Class T common stock	225,000	$0.01
Class D common stock	100,000	$0.01
Class C common stock	100,000	$0.00
Class E common stock	100,000	$0.00
	1,050,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock for the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31, 2025
	Class S	Class I	Class D	Class T	Class C	Class E	Total
December 31, 2024	27,817	14,215	127	—	8,262	1,382	51,803
Common stock issued(1)	262	18,650	30	15	—	19	18,976
Distribution reinvestment	211	87	—	—	—	17	315
Common stock repurchased	(1,116)	(1,215)	(9)	—	(927)	(66)	(3,333)
March 31, 2025	27,174	31,737	148	15	7,335	1,352	67,761

(1)	Includes conversions between share classes.

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
The following table details the aggregate net distributions declared for each applicable class of common stock for the three months ended March 31, 2025:

Three Months Ended March 31, 2025

	Three Months Ended March 31, 2025
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2134	$0.2134	$0.2134	$0.1421	$0.2134	$0.2134
Stockholder servicing fee per share of common stock	(0.0226)	—	(0.0068)	(0.0149)	—	—
Management fee per share of common stock	(0.0336)	(0.0340)	(0.0343)	(0.0226)	(0.0331)	—
Net distributions declared per share of common stock	$0.1572	$0.1794	$0.1723	$0.1046	$0.1803	$0.2134

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders will have their cash distributions attributable to the shares they own automatically reinvested in additional shares of common stock; provided, however, that clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan and stockholders that are residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to participate in the distribution reinvestment plan. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. During the three months ended March 31, 2025 and 2024, $3.4 million and $8.9 million of distributions were reinvested for 315,093 and 751,535 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purposes. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and an annual dividend payable ranging between 12.0% and 12.5%. As of March 31, 2025, there were $625,000 of preferred non-voting shares outstanding.
Redeemable Non-controlling Interests
The Brookfield Investor holds Class E and Class I units of the Operating Partnership in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021 and subsequent cash contributions to the Operating Partnership pursuant to the Brookfield Subscription Agreement. Because the Brookfield Investor has the ability to redeem its Operating Partnership units for shares of common stock or cash, subject to certain restrictions, the Company has classified the units held by the Brookfield Investor as Redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period.
The following table summarizes the Redeemable non-controlling interest activity for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of the period	$302,743	$933
GAAP net income (loss) allocation	810	(3)
Distributions	(5,069)	(17)
Distributions reinvested	5,045	17
Fair value allocation	(7,455)	(16)
Ending balance	$296,074	$914

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
During the three months ended March 31, 2025 and 2024, the Company repurchased 3,087,756 and 4,399,683 shares of common stock representing a total of $33.2 million and $50.9 million, respectively, under its share repurchase plan.
The Company satisfied all repurchase requests during the three months ended March 31, 2025 and 2024.

12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
The Company may, from time to time, enter into payment guarantees related to mortgage loans at its investments in unconsolidated entities. As of March 31, 2025, the Company has a payment guarantee of $1.6 million.
The Company has an unfunded loan commitment related to an investment in a real estate-related loan. As of March 31, 2025, the unfunded portion of the loan was $13.3 million
The Company has an unfunded capital commitment obligation related to its limited partnership interest in the Diversified U.S. Logistics Portfolio. As of March 31, 2025, the Company’s future capital funding requirement is estimated to be approximately $53.0 million.
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
The following table details the components of operating lease income from leases in which the Company is the lessor for the periods set forth below ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Fixed lease payments	$30,647	$28,913
Variable lease payments	2,308	1,943
Total rental revenues	$32,955	$30,856

The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, net lease, and office properties as of March 31, 2025. The table below excludes the Company’s rental housing properties as substantially all leases are shorter term in nature ($ in thousands):

Year	Future Minimum Rents
2025 (remaining)	$20,513
2026	26,750
2027	26,279
2028	25,316
2029	23,484
2030	22,293
Thereafter	80,689
Total	$225,324

14. Segment Reporting
As of March 31, 2025, the Company operates in six reportable segments: multifamily/student housing, single-family rental, office, logistics, net lease and real estate-related loans and securities. Student housing has been combined with multifamily as the student housing investment does not meet materiality thresholds for a separate reportable segment. The Company continually evaluates the financial information used by the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM receives periodic reporting summarizing the Company’s portfolio of investments and related performance. These reports include information on the Company’s allocation of assets by sector and investment type. The sectors identified in these reports are: multifamily, student housing, single-family rental, net lease, office, logistics, and real estate-related loans and securities. The CODM uses segment net operating income (“NOI”) as the primary financial measure when reviewing the portfolio performance. Segment NOI is defined by the Company as total property revenue less direct property expenses plus income from real estate-related securities adjusted for any losses from real estate-related securities.
Effective December 31, 2024, single-family rental was established as a new reportable segment. Previously, these investments were reported under the rental housing segment. However, the single-family rental portfolio has grown due to acquisitions and the Company has determined the single-family rental portfolio meets the materiality threshold for reporting. Additionally, the rental housing segment has been renamed multifamily. Prior periods have been recast to reflect these changes.
Effective March 31, 2025, the Company allocated Gain from unconsolidated entities by segment as a component of segment net operating income. The Company’s unconsolidated entities own real estate properties that operate in the Company’s reportable segments, and the CODM evaluates the performance of the underlying properties by segment in aggregate with the Company’s consolidated investments. Prior periods have been recast to reflect these changes.
The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the Company’s assets by segment ($ in thousands):

	March 31, 2025	December 31, 2024
Multifamily/Student Housing	$1,002,207	$1,008,812
Office	35,688	33,695
Logistics	111,298	104,330
Single-family rental	181,700	183,510
Net Lease	411,449	413,130
Real estate-related loans and securities	190,151	71,505
Total assets for reportable segments	1,932,493	1,814,982
Other (Corporate)	73,616	6,281
Total assets	$2,006,109	$1,821,263

The following table sets forth the financial results by segment for the three months ended March 31, 2025 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$20,803	$1,456	$1,970	$3,526	$5,200	$—	$32,955
Other revenues	2,379	2	3	170	11	—	2,565
Total revenues	23,182	1,458	1,973	3,696	5,211	—	35,520

Expenses:
Rental property operating	9,295	790	536	1,891	1,109	—	13,621
Total expenses	9,295	790	536	1,891	1,109	—	13,621
Income from real estate-related loans and securities	$—	$—	$—	$—	$—	$4,089	$4,089
Gain from unconsolidated entities	—	—	7,762	—	1,356	—	9,118
Segment net operating income	$13,887	$668	$9,199	$1,805	$5,458	$4,089	$35,106

Other income, net							$220
Depreciation and amortization							(13,135)
General and administrative expenses							(1,544)
Management fee							(3,191)
Interest expense							(14,525)
Net income							$2,931
Net income attributable to non-controlling interests in third party joint ventures							$(120)
Net income attributable to redeemable non-controlling interests							(810)
Net income attributable to stockholders							$2,001

The following table sets forth the financial results by segment for the three months ended March 31, 2024 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$18,597	$2,551	$2,029	$2,501	$5,178	$—	$30,856
Other revenues	2,118	135	—	95	10	—	2,358
Total revenues	20,715	2,686	2,029	2,596	5,188	—	33,214

Expenses:
Rental property operating	8,259	1,445	553	1,139	978	—	12,374
Total expenses	8,259	1,445	553	1,139	978	—	12,374
Income from real estate-related loans and securities	$—	$—	$—	$—	$—	$7,058	$7,058
Gain from unconsolidated entities	—	—	—	—	733	—	733
Segment net operating income	$12,456	$1,241	$1,476	$1,457	$4,943	$7,058	$28,631

Other income, net							$2,153
Depreciation and amortization							(12,762)
General and administrative expenses							(2,214)
Management fee							(2,995)
Interest expense							(16,327)
Net loss							$(3,514)
Net loss attributable to non-controlling interests in third party joint ventures							$203
Net loss attributable to redeemable non-controlling interests							3
Net loss attributable to stockholders							$(3,308)

15. Subsequent Events
In April 2025, the Company entered into a credit facility secured by the Company’s single-family rental properties. The facility has a total capacity of $185.0 million and an initial advance of $109.3 million. The facility is floating rate and has a three-year term with a one-year extension option. In connection with the financing, the Company repaid $107.5 million on the Secured Credit Facility.
In May 2025, the Company entered into a $62.0 million mortgage loan secured by five logistics properties. The loan is floating rate and has a five-year term. In connection with the financing, the Company repaid $37.0 million on the Secured Credit Facility.
In May 2025, the Company amended the Secured Credit Facility to extend the maturity date to May 2026 with a one-year extension option and amended the total capacity to $250.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to the “Company,” “Brookfield REIT,” “we,” “us,” or “our” refer to Brookfield Real Estate Income Trust Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Terms used and not defined herein have the meanings set forth elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q that are not historical facts, particularly those in the section entitled “Recent Developments – Business Outlook” and “Liquidity and Capital Resources”, are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and under Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.
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
We are conducting a continuous public offering (the “Offering”) of Class S, Class T, Class D and Class I shares of our common stock pursuant to the Securities Act of 1933, as amended (the “Securities Act”). On April 30, 2018, we launched our initial public offering of up to $2.0 billion in shares of our common stock (the “Initial Public Offering”). On November 2, 2021, the Initial Public Offering terminated, and we commenced our second public offering of up to $7.5 billion in shares of our common stock in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock (the “Public Offering”). On October 23, 2024, we filed a new registration statement for our third public offering of up to $7.5 billion in shares of our common stock, which has yet been declared effective.
In addition to the Public Offering, we are conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. We are also offering Class E shares to Brookfield and its affiliates, certain of Brookfield’s and Oaktree’s employees, and our independent directors in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D promulgated thereunder. As of May 13, 2025, we have received cumulative net proceeds of $1.1 billion, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class S, Class D, Class I, Class E, Class C and Class T common stock in our Offering and our private offerings.
On January 1, 2025, we issued unregistered shares of Class I common stock to an institutional investor in exchange for a $200 million subscription. The issuance was made at the same transaction price as Class I shares sold through the Offering as of January 1, 2025, with fees consistent with existing Class I stockholders. Brookfield entered into a separate agreement with the investor pursuant to which Brookfield will support a specified total annual return on the investor’s investment in our Class I shares in the form of periodic cash payments, subject to certain limits. In exchange, the investor has agreed not to request the repurchase of its shares, subject to limited exceptions, for a period of five years from the issuance date, at which point the investor may request that we repurchase its shares through our share repurchase plan ratably over a two-year period.
We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019, and we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of March 31, 2025, we owned and operated 19 investments in real estate and held investments in three unconsolidated interests in real estate joint ventures, four real estate-related loans, 37 short-term real estate-related securities and two interest rate derivatives related to our investments in real estate-related securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties or real estate-related loans.
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
We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Affiliates of the Adviser have provided and may continue to provide mortgage financing with respect to certain DST Properties and are expected to receive fees in connection with the sale of the DST Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We have not allocated specific amounts of the net proceeds from the DST Program for any specific purpose. As of March 31, 2025, we have raised approximately $26.3 million of aggregate gross proceeds from our DST Program.
Recent Developments
Business Outlook
Real estate fundamentals continue to remain strong in most sectors and property valuations have generally stabilized after a prolonged period of volatility. Inflation in the United States has decreased significantly since its peak in 2022 and a further decline of interest rates should create favorable conditions for private real estate going forward.
The recent uncertainty regarding U.S. trade policy has had broader macroeconomic implications, contributing to increased volatility in public markets. While the potential impact of tariffs on real estate is still uncertain, high-quality properties with strong operating cash flows and stable occupancy should remain resilient through a period of instability. Additionally, rising construction costs are expected to limit development and new supply going forward, which should provide further tailwinds for private real estate investment.
We believe we are well-positioned to capitalize on these opportunities going forward, with no unsatisfied repurchase requests and approximately $430 million of total liquidity as of March 31, 2025.
Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q1 2025 Highlights

Operating and Capital Raising Results:
•Year-to-date total returns through March 31, 2025, excluding upfront selling commissions, were -2.40% for Class S shares, -2.19% for Class I shares, -2.38% for Class T shares, and -2.22% for Class D shares. Negative year-to-date performance is primarily attributable to valuation decreases at certain properties due to adjusting capitalization rates to reflect recent comparable transactions. Total return is calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares.
•Annualized total returns from inception through March 31, 2025, excluding upfront selling commissions, were 5.50% for Class S, 6.54% for Class I, -2.38% for Class T shares, and -3.08% for Class D shares. Since inception returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued. Since inception returns for Class T shares are calculated from February 1, 2025, the date the first Class T shares were issued.
•Raised $205.5 million of gross proceeds from the sale of our common stock through public and private offerings during the three months ended March 31, 2025.
•Declared monthly net distributions totaling $12.0 million during the three months ended March 31, 2025. As of March 31, 2025, the annualized net distribution rate was 5.93% for Class S shares, 6.71% for Class I shares, 5.80% for Class T shares, and 6.38% for Class D shares.
•Reinvested distributions of $3.4 million during the three months ended March 31, 2025.

Investing and Financing Activity:
•In January 2025, we acquired a position in a mezzanine loan secured by real estate with a principal balance of a $99.9 million ($119.0 million fully funded). The loan was acquired at par and has an interest rate of SOFR plus 8.00%. The maturity date of the loan is December 2025, with a one-year extension option.
•In February 2025, we acquired a 20% interest in the Diversified U.S. Logistics Portfolio, a portfolio of 72 logistics properties located in ten major U.S. markets, through a limited partnership interest in a private fund that owns the investment. In connection with the transaction, we assumed a future funding obligation to the private fund of up to $53.0 million. As of March 31, 2025, we had not funded any capital related to this investment.
•In February 2025, we refinanced a property mortgage at Lakes at West Covina for a five-year term with a principal amount of $23.7 million and a fixed interest rate of 7.3%.
•As of March 31, 2025, our leverage ratio was 46.9%. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. There is no indebtedness on our real estate-related debt investments. The leverage ratio would be higher if our pro rata share of debt within our unconsolidated investment was included in the calculation.

Current Portfolio:
•As of March 31, 2025, our investment portfolio, based on the NAV of our investments, consisted of 76% real estate properties and 24% real estate-related loans and securities. NAV is measured as the fair value of our investments less any mortgages or debt obligations related to such investments. There is no indebtedness on our real estate-related debt investments.
•Our real estate properties as of March 31, 2025, based on the total asset value of our properties measured at fair value, consisted of multifamily (49%), logistics (17%), net lease (15%), single-family rental (11%), student housing (6%) and office (2%).
•As of March 31, 2025, our real estate-related loans and securities consisted of 43 investments with an aggregate fair value of $190.6 million.

Portfolio

Investments in Real Estate
The following table provides information regarding our portfolio of real estate properties as of March 31, 2025 ($ in millions):

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Multifamily	April 2019	90%	$59.2	448	86%
Arbors of Las Colinas	Dallas, TX	Multifamily	December 2020	90%	63.5	408	91%
1110 Key Federal Hill	Baltimore, MD	Multifamily	September 2021	100%	73.6	224	96%
Domain	Orlando, FL	Multifamily	November 2021	100%	74.1	324	91%
The Burnham	Nashville, TN	Multifamily	November 2021	100%	129.0	328	98%
Flats on Front	Wilmington, NC	Multifamily	December 2021	100%	97.5	273	95%
Verso	Beaverton, OR	Multifamily	December 2021	100%	74.0	172	89%
2626 South Side Flats	Pittsburgh, PA	Multifamily	January 2022	100%	90.0	264	94%
The Parker at Huntington Metro(5)	Alexandria, VA	Multifamily	March 2022	100%	136.0	360	94%
Briggs + Union	Mount Laurel, NJ	Multifamily	April 2022	100%	158.0	490	95%
Single-Family Rentals	Various	Single-Family Rental	Various	100%	178.5	667	90%
Reflection	Atlanta, GA	Student Housing	June 2024	97%	116.0	741	79%
Principal Place(6)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	97%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
Diversified U.S. Logistics Portfolio(7)	Various	Logistics	February 2025	20%	—	9,384,444	95%
Total					$1,825.8

(1)	Investments in real estate properties includes our consolidated property investments and our unconsolidated investment in Principal Place.
(2)	The joint venture agreements entered into by us (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(3)	Excludes acquisition costs.
(4)
For multifamily and student housing investments, occupancy represents the percentage of all leased units divided by the total available units as of March 31, 2025. Single-family rentals occupancy represents all occupied homes divided by the total stabilized homes as of the date indicated. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of March 31, 2025.

(5)	Held through our DST Program. The property has been consolidated on our Consolidated Balance Sheets and any profits interest due to the third-party investors in the DST Program are reported within Non-controlling interests in consolidated joint ventures.
(6)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.
(7)
Held through a limited partnership interest in a Brookfield-managed fund that owns the investment. Purchase price represents the aggregate amount of capital funded to the limited partnership by us. As of March 31, 2025, the Brookfield-managed fund had not called any capital related to the investment.

Investments in Real Estate-Related Loans and Securities
The following table details our investments in real estate-related loans and securities as of March 31, 2025 ($ in thousands):

	March 31, 2025
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/Allowance Adjustment	Carrying Amount
Investments held at fair value
CMBS - floating	9	SOFR+3.73%	November 2026	$37,328	$34,156	$34,259
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	5,784
RMBS - floating	1	SOFR+2.15%	October 2035	2,600	2,600	2,600
RMBS - fixed	23	5.57%	August 2026	28,852	28,102	28,607
Real estate-related loans - floating	1	SOFR+8.00%	December 2025	105,689	105,689	105,689
Interest rate swaps	2	4.40%	September 2026	—	—	188
Total investments held at fair value	40	9.55%	June 2026	$197,882	$191,197	$177,127

Investments held at amortized cost
Real estate-related loans - floating	1	SOFR+8.15%	June 2026	$7,044	$—	$7,044
Real estate-related loans - fixed	2	10.00%	December 2025	8,872	(2,892)	5,980
Total investments held at amortized cost	3	11.09%	February 2026	15,916	(2,892)	13,024

Total investments in real estate-related loans and securities	43	9.67%	June 2026	$213,798	$191,197	$190,151

(1)	As of March 31, 2025 SOFR was equal to 4.41%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.

Lease Expirations
The following table details the expiring leases at our consolidated office, logistics, and net lease properties by annualized base rent and square footage as of March 31, 2025 ($ and square feet data in thousands). The table below excludes our multifamily, student housing and single-family rental properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025 (remaining)	8	$779	3%	22	1%
2026	6	1,561	6%	67	4%
2027	6	762	3%	46	3%
2028	10	1,634	6%	76	5%
2029	10	2,028	7%	178	12%
2030	9	1,558	6%	113	8%
2031	3	572	2%	16	1%
2032	1	1,366	5%	211	14%
2033	2	109	—%	3	—%
2034	1	1,467	5%	300	20%
Thereafter	2	15,517	57%	467	32%
Total	58	$27,353	100%	1,499	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$
Revenues
Rental revenues	$32,955	$30,856	$2,099
Other revenues	2,565	2,358	207
Total Revenues	35,520	33,214	2,306
Expenses
Rental property operating	13,621	12,374	1,247
General and administrative	1,544	2,214	(670)
Management fee	3,191	2,995	196
Depreciation and amortization	13,135	12,762	373
Total Expenses	31,491	30,345	1,146
Other Income (Expense)
Income from real estate-related loans and securities	4,089	7,058	(2,969)
Interest expense	(14,525)	(16,327)	1,802
Gain from unconsolidated entities	9,118	733	8,385
Other income, net	220	2,153	(1,933)
Total Other Income (Expense)	(1,098)	(6,383)	5,285
Net Income (Loss)	$2,931	$(3,514)	$6,445
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(120)	$203	$(323)
Net (income) loss attributable to redeemable non-controlling interests	(810)	3	(813)
Net Income (Loss) Attributable to Brookfield REIT Stockholders	$2,001	$(3,308)	$5,309
Per common share data:
Net income (loss) per share of common stock - basic and diluted	$0.03	$(0.04)	$0.07
Revenues
Revenues primarily consist of base rent arising from tenant leases at our multifamily, student housing, single-family rental, net lease, office and logistics properties. During the three months ended March 31, 2025, revenues increased $2.3 million to $35.5 million compared to the three months ended March 31, 2024. The increase was primarily due to incremental rental revenue generated from properties acquired during 2024, as well as rental revenue growth at certain single-family rental properties. The increase was partially offset by decreased rental revenues attributable to the sale of an office property in September 2024.
The components of revenue during these periods are as follows ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$
Rental revenue	$30,601	$28,608	$1,993
Tenant reimbursements	2,354	2,248	106
Ancillary income and fees	2,565	2,358	207
Total revenues	$35,520	$33,214	$2,306

Rental property operating expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. During the three months ended March 31, 2025, rental property operating expenses increased $1.2 million to $13.6 million compared to the three months ended March 31, 2024. The increase is primarily due to the rise in operating expenses attributable to acquisition activity in 2024, partially offset by the sale of an office property in September 2024.
General and administrative expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the three months ended March 31, 2025, general and administrative expenses decreased $0.7 million to $1.5 million compared to the three months ended March 31, 2024. The decrease in general and administrative expenses for the three months ended was primarily driven by a decrease in professional fees and income tax expense.
Management fee
Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the three months ended March 31, 2025, management fees increased $0.2 million to $3.2 million compared to the three months ended March 31, 2024. Management fees are calculated based on our aggregate NAV of Class S, Class I, Class T, Class D, and Class C shares and Class I units of the Operating Partnership (no management fees are paid on Class E shares or units) and are paid monthly. The increase in management fees for three months ended March 31, 2025, compared to the corresponding period in the prior year was due to a higher average NAV during the current period.
Depreciation and amortization
During the three months ended March 31, 2025, depreciation and amortization increased $0.4 million to 13.1 million compared to the three months ended March 31, 2024. The increase is attributable to a larger asset base as a result of acquisition activity, partially offset by routine asset retirements and the disposition of an office asset.
Income from real estate-related loans and securities
During the three months ended March 31, 2025, income from real estate-related loans and securities decreased $3.0 million to $4.1 million compared to the three months ended March 31, 2024. The decrease is primarily attributable to a decline in interest income due to sales of real estate-related securities, partially offset by an increase in interest income from real estate-related loans resulting from purchases during the current period.
Interest expense
Interest expense is primarily related to interest incurred on our mortgage loans, a credit agreement with a lender secured by certain of our properties (the “Secured Credit Facility”) and an uncommitted line of credit from an affiliate of Brookfield (the “Affiliate Line of Credit”). Interest expense decreased $1.8 million to $14.5 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease is attributable to the extinguishment of debt through the sale of an office property in 2024, as well as the refinancing of another obligation at a lower interest rate. As of March 31, 2025, our weighted average cost of leverage, including the impact of our interest rate derivatives, was 5.07%, compared to 5.78% as of March 31, 2024.
Gain from unconsolidated entities
Gain from unconsolidated entities consists of changes in the fair value of our investments in unconsolidated entities that are held at fair value, as well as realized and unrealized gains and losses on our foreign currency swap contracts related to our unconsolidated non-U.S. investment in Principal Place. During the three months ended March 31, 2025 there were gains of $9.1 million from unconsolidated entities. During the three months ended March 31, 2024 there were gains of $0.7 million from unconsolidated entities. The increase was primarily due to the change in the fair value of our unconsolidated interest in the Diversified U.S. Logistics Portfolio resulting from undistributed gains from the sale of properties within the portfolio.
Other income, net
Other income, net consists of realized and unrealized gains and losses on our interest rate derivatives and income from our trading securities. During the three months ended March 31, 2025, other income decreased $1.9 million to $0.2 million compared to the three months ended March 31, 2024. The decrease is primarily due to realized gains on our interest rate derivatives in 2024, partially offset by the unrealized gain on changes to the fair value of our interest rate derivatives.
Net (income) loss attributable to redeemable non-controlling interests
Net (income) loss attributable to redeemable non-controlling interests was $0.8 million for the three months ended March 31, 2025 and less than $0.1 million for the three months ended March 31, 2024. The income or loss allocable to redeemable non-controlling interests is related to interests held in the Operating Partnership by parties other than us. The change from the prior period was due to an increase in redeemable non-controlling interests issued during the year ended December 31, 2024.

Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses (as defined in our charter) in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended March 31, 2025, our Total Operating Expenses did not exceed the 2%/25% Limitation.
Liquidity and Capital Resources
Our primary needs for liquidity are to fund investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating expenses, to fund capital expenditures at our properties and to pay debt service on our outstanding indebtedness. We may also have future funding obligations related to loan commitments on our real-estate related loans and unfunded capital commitments related to our limited partnership interests. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management and performance fees we pay to the Adviser (to the extent the Adviser elects to receive such fees in cash) and general corporate expenses.
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $360.4 million of liquidity as of March 31, 2025, consisting of $18.4 million of unrestricted cash and cash equivalents, $61.5 million of short-term U.S. Treasury Bonds, $155.5 million of undrawn available capacity on our Secured Credit Facility and $125.0 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-related securities, which had an aggregate fair value of $71.4 million as of March 31, 2025.
Our portfolio remains conservatively leveraged at 46.9% as of March 31, 2025, and we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the three months ended March 31, 2025, we received $205.5 million of proceeds from the sale of shares of our common stock. In addition, during the three months ended March 31, 2025, we repurchased $33.2 million in shares of our common stock under our share repurchase plan. Since inception, we have satisfied 100% of repurchase requests.
The following table is a summary of our indebtedness as of March 31, 2025 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2025
Fixed rate loans:
Fixed rate mortgages	4.04%	December 2029	N/A	$419,420
Total fixed rate loans				419,420
Variable rate loans:
Variable rate mortgages	SOFR+1.73%	November 2027	N/A	497,950
Secured credit facility(3)	SOFR+2.00%	May 2025	$300,000	144,485
Affiliate line of credit(4)	SOFR+2.25%	November 2025	$125,000	—
Total variable rate loans				642,435
Total indebtedness				1,061,855
Deferred financing costs, net				(3,425)
Total indebtedness, net				$1,058,430

(1)	As of March 31, 2025, SOFR was 4.41%
(2)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.
(3)
As of March 31, 2025, borrowings on the Secured Credit Facility were secured by the following properties: 6123-6227 Monroe Court, 2003 Beaver Road, 187 Bartram Parkway, and certain single-family rental properties. We refinanced the facility prior to maturity. Refer to Note 15 — “Subsequent Events” of our Consolidated Financial Statements for further details on the refinancing.

(4)
Borrowings under the Affiliate Line of Credit bears interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to us or our subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows provided by operating activities	$8,612	$16,106
Cash flows (used in) provided by investing activities	(155,824)	45,381
Cash flows provided by (used in) financing activities	153,869	(45,368)
Net change in cash and cash equivalents and restricted cash	$6,657	$16,119

Cash flows provided by operating activities decreased $7.5 million during the three months ended March 31, 2025, compared to the corresponding period in 2024. The decrease is primarily due to $10.4 million of proceeds received in the prior period from the settlement of interest rate swap contracts.
Cash flows (used in) provided by investing activities increased $201.2 million for the three months ended March 31, 2025, compared to the corresponding period in 2024. The increase is primarily due to a $132.1 million increase in cash used to purchase or fund real estate-related loans and securities (net of proceeds from sales or principal repayments) and a $69.4 million increase in cash used to purchase trading securities (net of proceeds from sales).
Cash flows provided by (used in) financing activities increased $199.2 million for the three months ended March 31, 2025, compared to the corresponding period in 2024. The increase is primarily due to a $199.8 million increase in proceeds from the issuance of common stock.

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
For more information on the calculation of our NAV and the valuation method used, please refer to Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of March 31, 2025 ($ and shares/units in thousands):

Components of NAV	March 31, 2025
Investments in real estate	$1,780,298
Investments in real estate-related loans and securities	190,648
Investments in unconsolidated entities	92,564
Cash and cash equivalents	18,352
Restricted cash	12,612
Other assets	72,525
Debt obligations	(1,043,982)
Accrued stockholder servicing fees(1)	(218)
Management fee payable	(1,042)
Dividend payable	(5,648)
Subscriptions received in advance	(3,207)
Other liabilities	(67,233)
Non-controlling interests in joint ventures	(37,816)
Net asset value	$1,007,853
Number of shares/units outstanding	95,753

(1)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of March 31, 2025, we have accrued under GAAP approximately $16.2 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party Class I OP Units(2)	Third-party Class E OP Units(2)	Total
Net asset value	$284,588	$335,731	$1,579	$156	$75,448	$14,276	$271,595	$24,480	$1,007,853
Number of shares/units outstanding	27,174	31,737	148	15	7,335	1,352	25,674	2,318	95,753
NAV Per Share/Unit as of March 31, 2025	$10.4729	$10.5784	$10.6791	$10.6304	$10.2856	$10.5614	$10.5784	$10.5614

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes units of the Operating Partnership held by parties other than us.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2025 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily/Student Housing	7.3%	5.9%
Single-Family Rental	7.1%	5.4%
Net Lease	7.0%	5.5%
Office	8.3%	7.5%
Logistics	9.3%	6.1%

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

Input	Hypothetical Change	Multifamily/Student Housing Investment Values	Single-Family Rental Investment Values	Net Lease Investment Values	Office Investment Values	Logistics Investment Values
Discount Rate	0.25% Decrease	1.9%	1.1%	1.9%	1.9%	1.9%
(weighted average)	0.25% Increase	(1.8)%	(1.0)%	(1.9)%	(1.9)%	(1.9)%
Exit Capitalization Rate	0.25% Decrease	2.6%	3.8%	2.9%	1.9%	2.8%
(weighted average)	0.25% Increase	(2.4)%	(3.5)%	(2.7)%	(2.2)%	(2.6)%

The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines.

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2025
Stockholders’ equity under U.S. GAAP	$497,093
Redeemable non-controlling interest	296,074
Total partners’ capital of Operating Partnership under GAAP	793,167
Adjustments:
Accrued stockholder servicing fee	16,232
Deferred rent	(6,622)
Advanced organizational and offering costs	6,798
Unrealized net real estate appreciation	(892)
Accumulated amortization of discount	(13,311)
Accumulated depreciation and amortization	212,480
NAV	$1,007,852

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
•Our investments in real estate are presented at their depreciated historical cost basis in our GAAP Consolidated Financial Statements. Certain of our investments in real estate-related loans are presented at their amortized cost basis in our GAAP Consolidated Financial Statements. Additionally, our mortgage loans, term loans, and credit facilities (“Debt”) are presented at their carrying value in our GAAP Consolidated Financial Statements. As such, any changes in the fair market value of our investments in real estate, investments in real estate-related loans or Debt are not included in our GAAP results. For purposes of calculating NAV, our investments in real estate, investments in real estate-related loans, and our Debt are recorded at fair value and any changes in fair value are recognized as unrealized net real estate appreciation.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders and redeemable non-controlling interests. We believe it is meaningful to include redeemable non-controlling interests since it is a component of our NAV ($ in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income (loss) attributable to Brookfield REIT stockholders and redeemable non-controlling interests	$2,811	$(3,311)
Adjustments to arrive at FFO:
Depreciation and amortization	13,135	12,762
Amount attributable to non-controlling interests for above adjustments	(195)	(209)
FFO attributable to stockholders and redeemable non-controlling interests	15,751	9,242
Adjustments to arrive at AFFO:
Straight-line rental income	(210)	(835)
Amortization of above and below market lease intangibles, net	(326)	(139)
Amortization of deferred financing costs	508	784
Amortization of upfront derivative acquisition costs	289	573
Amortization of restricted stock awards	81	81
Unrealized (gain) loss on investments, net(1)	(9,223)	58
Amount attributable to non-controlling interests for above adjustments	(23)	(29)
AFFO attributable to stockholders and redeemable non-controlling interests	6,847	9,735
Adjustments to arrive at FAD:
Non-cash management fee	3,191	2,995
Realized gain on sale of real estate-related loans and securities	(420)	(1,098)
Realized loss (gain) on financial instruments(2)	1	(3,615)
Stockholder servicing fees	(625)	(830)
FAD attributable to stockholders and redeemable non-controlling interests	$8,994	$7,187

(1)
Unrealized gain on investments, net relates to provisions for current estimated credit losses and mark-to-market changes on our investments in real estate-related securities, derivative contracts, and investments in unconsolidated entities reported at fair value. For the three months ended March 31, 2025 and 2024, unrealized gain on investments, net includes $1.4 million and $1.3 million, respectively, of net operating income less interest expense attributable to our unconsolidated investment in Principal Place.

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
In December 2019, we began declaring monthly distributions for each class of our common stock, which are generally paid 20 calendar days after month-end. Each class of our common stock receives the same aggregate gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fees, management fees and performance fees, which are deducted from the monthly distribution per share.
The following table details the aggregate net distributions declared for each of our classes of common stock for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2134	$0.2134	$0.2134	$0.1421	$0.2134	$0.2134
Stockholder servicing fees per share of common stock	(0.0226)	—	(0.0068)	(0.0149)	—	—
Management fees per share of common stock	(0.0336)	(0.0340)	(0.0343)	(0.0226)	(0.0331)	—
Net distributions declared per share of common stock	$0.1572	$0.1794	$0.1723	$0.1046	$0.1803	$0.2134

The following tables summarize our distributions declared during the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$8,566	71%	$6,215	41%
Reinvested in shares	3,433	29%	8,912	59%
Total distributions	$11,999	100%	$15,127	100%

Sources of Distributions
Cash flows from operating activities	$8,612	72%	$15,127	100%
Cash flow from other sources(2)	3,387	28%	—	—%
Total sources of distributions	$11,999	100%	$15,127	100%

Cash flows from operating activities	$8,612		$16,106
Funds from Operations(1)	$15,751		$9,242
Adjusted Funds from Operations(1)	$6,847		$9,735
Funds Available for Distribution(1)	$8,994		$7,187

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
Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for a summary of our critical accounting policies.
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
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2025, the outstanding principal balance of our variable rate indebtedness was $642.4 million.
Certain of our mortgage loans and other indebtedness are variable rate and indexed to the U.S. Dollar denominated Secured Overnight Financing Rate (“SOFR”). For the three months ended March 31, 2025, a 10% increase in SOFR would have resulted in increased interest expense of $0.5 million. We have executed interest rate swaps and caps with an aggregate notional amount of $598.3 million as of March 31, 2025, to hedge the risk of increasing interest rates.
Investments in Real Estate-Related Loans and Securities
As of March 31, 2025, we held $190.2 million of investments in real estate-related loans and securities. Certain of our investments are floating rate and indexed to SOFR. As such, we are exposed to interest rate risk and our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three months ended March 31, 2025, a 10% increase or decrease in SOFR would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.1 million. We have executed interest rate swaps with an aggregate notional amount of $24.0 million as of March 31, 2025, to hedge the risk of decreasing interest rates.
We may also be exposed to market risk with respect to our investments in real estate-related securities and real estate-related loans that are held at fair value due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related loans and securities by making investments backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of March 31, 2025, the fair value at which we may sell our investments in real estate-related loans and securities is not known, but a 10% change in the fair value of our investments in real estate-related loans and securities may result in an unrealized gain or loss of $17.7 million.
Foreign Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar (“USD”). We seek to manage or mitigate our exposure to the effects of currency changes by entering into derivative financial instruments to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, changes in the timing or amount of foreign currency denominated cash flows from our non-U.S. investments. As of March 31, 2025, we have one foreign currency derivative with a notional hedged amount of £62.1 million GBP.
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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

ITEM 1A.    RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024.
We face risks associated with our investments in limited partnership interests in private real estate funds.
When investing in limited partnership interests in private real estate funds, we will have limited ability to exercise control over the fund’s operations and investments, including the underlying real estate properties. Generally, the general partner of the fund will have broad discretion over the structuring, operations, financing and disposition of the fund’s investments. As a result, the fund may dispose of an investment at a time or on terms other than what may be most favorable for us. In addition, limited partnership interests are highly illiquid and typically subject to significant transfer restrictions. Therefore, we may not be able to generate liquidity from our limited partnership interests by selling them to a third party and we may not receive distributions from the fund until the general partner decides to sell one or more investments and distribute sale proceeds to the limited partners. Generally, we will have similar rights and obligations as the other limited partners invested in the fund, which may include future capital call funding obligations. If we are unable to fund our capital call obligations, our interest in the investment may be diluted and we may be subject to other negative consequences.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
For the three months ended March 31, 2025, all equity securities that were sold and not registered under the Securities Act were previously reported on Current Reports on Form 8-K.

Share Repurchases
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan.
The total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV attributable to our stockholders as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV attributable to our stockholders as of the last day of the previous calendar quarter. We measure the repurchase limitations based on net repurchases during a month or quarter. The term “net repurchases” means, during the applicable period, the excess capital outflows over capital inflows. The term “capital outflows” means share repurchases under our share repurchase plan in a given period. The term “capital inflows” means proceeds from share subscriptions received in a given period that are accepted as of the first calendar day of the next month, plus purchases pursuant to our distribution reinvestment plan. For any given calendar quarter, the maximum amount of repurchases during that quarter will be equal to (1) 5% of the aggregate NAV attributable to our stockholders as of the last calendar day of the previous calendar quarter, plus (2) capital inflows during such calendar quarter. The same would apply for a given month, except that repurchases in a month would be subject to the 2% limit described above (subject to potential carry-over capacity), and netting would be measured on a monthly basis.
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

During the three months ended March 31, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)(2)	Repurchases as a Percentage of Shares Outstanding(3)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(4)
January 2025	740,354	1.0%	$10.9421	740,354	—
February 2025	1,151,307	1.6%	$10.7916	1,151,307	—
March 2025(5)	1,440,845	2.0%	$10.5921	1,196,200	—
Total	3,332,506			3,087,861

(1)	Repurchases are limited under the share repurchase plan as described above.
(2)	Share repurchases were funded through a combination of proceeds from the sale of our common stock and proceeds from the sale of trading securities and real estate-related securities.
(3)
Includes shares repurchased outside of the share repurchase plan. For purposes of calculating the monthly and quarterly limits under our share repurchase plan, net repurchases as a percentage of aggregate NAV were 0.7%, 1.4% and 1.1% for the months of January 2025, February 2025 and March 2025, respectively, and 3.9% for the calendar quarter ended March 31, 2025.

(4)	All repurchase requests under our share repurchase plan were satisfied during the period.
(5)	Includes 244,645 Class I shares repurchased from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.

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

4.1
Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form S-11 filed on April 11, 2025 and incorporated by reference herein)

4.2	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2025 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
*	Filed herewith.
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

Brookfield Real Estate Income Trust Inc.

May 13, 2025	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

May 13, 2025	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Financial Officer
(Principal Financial and Accounting Officer)