Form 10-Q
period 2025-06-30
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2025-08-14
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
As of July 31, 2025, the registrant had the following shares outstanding: 31,413,928 Class I shares, par value $0.01 per share, 26,025,663 Class S shares, par value $0.01 per share, 103,889 Class D shares, par value $0.01 per share, 14,945 Class T shares, par value $0.01 per share, 7,026,183 Class C shares, no par value per share, and 1,484,538 Class E shares, no par value per share.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$1,571,764	$1,592,802
Investments in real estate-related loans and securities, net	216,280	71,505
Investments in unconsolidated entities	101,284	81,566
Intangible assets, net	33,369	35,008
Cash and cash equivalents	25,397	13,763
Restricted cash	11,816	10,544
Accounts and other receivables, net	10,840	9,401
Other assets	26,422	6,674
Total Assets	$1,997,172	$1,821,263
Liabilities and Equity
Mortgage loans and secured credit facility, net	$1,082,987	$1,061,366
Affiliate line of credit	—	12,790
Due to affiliates	31,398	32,883
Intangible liabilities, net	24,111	24,783
Accounts payable, accrued expenses and other liabilities	43,634	42,732
Subscriptions received in advance	931	1,204
Total Liabilities	1,183,061	1,175,758

Commitments and contingencies	—	—
Redeemable non-controlling interests	299,373	302,743

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 26,233 and 27,817 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	262	278
Common stock - Class I shares, 0.01 par value per share, 250,000 shares authorized; 30,920 and 14,215 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	309	142
Common stock - Class T shares, 0.01 par value per share, 225,000 shares authorized; 15 and no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock - Class D shares, 0.01 par value per share, 100,000 shares authorized; 104 and 127 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Common stock - Class C shares, no par value per share, 100,000 shares authorized; 7,026 and 8,262 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	52	66
Common stock - Class E shares, no par value per share, 100,000 shares authorized; 1,494 and 1,382 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	778,855	619,431
Accumulated deficit and cumulative distributions	(318,846)	(296,692)
Total Stockholders’ Equity	460,633	323,226
Non-controlling interests in consolidated joint ventures	53,480	18,911
Non-controlling interests attributable to preferred shareholders	625	625
Total Equity	514,738	342,762
Total Liabilities and Equity	$1,997,172	$1,821,263

See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental revenues	$32,261	$32,193	$65,216	$63,049
Other revenues	3,976	3,333	6,541	5,690
Total Revenues	36,237	35,526	71,757	68,739

Expenses
Rental property operating	13,648	13,262	27,268	25,636
General and administrative	2,018	1,570	3,563	3,783
Management fee	3,099	2,833	6,290	5,828
Depreciation and amortization	13,133	14,337	26,269	27,098
Total Expenses	31,898	32,002	63,390	62,345

Other Income (Expense)
Income from real estate-related loans and securities	5,260	3,311	9,349	10,369
Interest expense	(14,824)	(17,001)	(29,348)	(33,327)
Gain from unconsolidated entities, net	4,523	2,991	13,641	3,724
Other income, net	238	30	458	2,184
Total Other Income (Expense)	(4,803)	(10,669)	(5,900)	(17,050)
Net (Loss) Income	$(464)	$(7,145)	$2,467	$(10,656)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(297)	$230	$(417)	$433
Net income attributable to non-controlling interests - preferred stockholders	(77)	(65)	(77)	(65)
Net loss (income) attributable to redeemable non-controlling interests	251	7	(559)	10
Net (Loss) Income Attributable to Brookfield REIT Stockholders	$(587)	$(6,973)	$1,414	$(10,278)
Per common share data:
Net (loss) income per share of common stock - basic and diluted	$(0.01)	$(0.08)	$0.02	$(0.12)
Weighted average shares of common stock outstanding - basic and diluted	67,538	85,462	68,519	86,806

See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Three Months Ended June 30, 2025
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests Attributable to Preferred Shareholders	Total Equity
Balance at March 31, 2025	$317	$272	$56	$—	$—	$1	$803,137	$(306,690)	$497,093	$30,721	$625	$528,439
Common stock issued	5	1	—	—	—	—	7,888	—	7,894	—	—	7,894
Preferred equity issued	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	32	—	32	—	—	32
Distribution reinvestment	1	2	—	—	—	—	3,391	—	3,394	—	—	3,394
Common stock repurchased	(14)	(13)	(4)	—	—	—	(32,095)	—	(32,126)	—	—	(32,126)
Stock-based compensation	—	—	—	—	—	—	83	—	83	—	—	83
Net loss	—	—	—	—	—	—	—	(838)	(838)	297	77	(464)
Distributions declared on common stock	—	—	—	—	—	—	—	(11,569)	(11,569)	—	—	(11,569)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(465)	(77)	(542)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	22,927	—	22,927
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(3,581)	251	(3,330)	—	—	(3,330)
Balance at June 30, 2025	$309	$262	$52	$—	$—	$1	$778,855	$(318,846)	$460,633	$53,480	$625	$514,738

Three Months Ended June 30, 2024
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests Attributable to Preferred Shareholders	Total Equity
Balance at March 31, 2024	$408	$327	$74	$—	$2	$994,255	$(232,397)	$762,669	$2,977	$750	$766,396
Common stock issued	14	2	—	—	—	17,084	—	17,100	—	—	17,100
Preferred equity issued								—		—	—
Offering costs	—	—	—	—	—	2,119	—	2,119	—	—	2,119
Distribution reinvestment	4	2	—	—	—	8,710	—	8,716	—	—	8,716
Common stock repurchased	(19)	(31)	—	—	—	(56,953)	—	(57,003)	—	—	(57,003)
Stock-based compensation	—	—	—	—	—	58	—	58	—	—	58
Net income (loss)	—	—	—	—	—	—	(6,980)	(6,980)	(230)	65	(7,145)
Distributions declared on common stock	—	—	—	—	—	—	(14,651)	(14,651)	—	(65)	(14,716)
Distributions to non-controlling interests											—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,890	—	1,890
Allocation to redeemable non-controlling interests	—	—	—	—	—	(15)	—	(15)	—	—	(15)
Balance at June 30, 2024	$407	$300	$74	$—	$2	$965,258	$(254,028)	$712,013	$4,637	$750	$717,400

Six Months Ended June 30, 2025
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests Attributable to Preferred Shareholders	Total Equity
Balance at December 31, 2024	$142	$278	$66	$—	$—	$1	$619,431	$(296,692)	$323,226	$18,911	$625	$342,762
Common stock issued	191	3	—	—	—	—	216,264	—	216,458	—	—	216,458
Offering costs	—	—	—	—	—	—	150	—	150	—	—	150
Distribution reinvestment	2	4	—	—	—	—	6,821	—	6,827	—	—	6,827
Common stock repurchased	(26)	(23)	(14)	—	—	—	(67,849)	—	(67,912)	—	—	(67,912)
Stock-based compensation	—	—	—	—	—	—	164	—	164	—	—	164
Net income	—	—	—	—	—	—	—	1,973	1,973	417	77	2,467
Distributions declared on common stock	—	—	—	—	—	—	—	(23,568)	(23,568)	—	—	(23,568)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(756)	(77)	(833)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	34,908	—	34,908
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	3,874	(559)	3,315	—	—	3,315
Balance at June 30, 2025	$309	$262	$52	$—	$—	$1	$778,855	$(318,846)	$460,633	$53,480	$625	$514,738

Six Months Ended June 30, 2024
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests Attributable to Preferred Shareholders	Total Equity
Balance at December 31, 2023	$415	$342	$83	$—	$1	$1,028,028	$(213,960)	$814,909	$3,022	$375	$818,306
Common stock issued	19	5	—	—	1	27,714	—	27,739	—	—	27,739
Preferred equity issued								—		375	375
Offering costs	—	—	—	—	—	2,689	—	2,689	—	—	2,689
Distribution reinvestment	9	4	—	—	—	17,615	—	17,628	—	—	17,628
Common stock repurchased	(36)	(51)	(9)	—	—	(110,927)	—	(111,023)	—	—	(111,023)
Stock-based compensation	—	—	—	—	—	139	—	139	—	—	139
Net (loss)	—	—	—	—	—	—	(10,288)	(10,288)	(433)	65	(10,656)
Distributions declared on common stock	—	—	—	—	—	—	(29,780)	(29,780)	—	(65)	(29,845)
Distributions to non-controlling interests
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,048	—	2,048
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2024	$407	$300	$74	$—	$2	$965,258	$(254,028)	$712,013	$4,637	$750	$717,400

See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,467	$(10,656)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,269	27,098
Management fees	6,290	5,828
Amortization of above and below market leases and lease inducements, net	(663)	(377)
Amortization of restricted stock grants	161	161
Amortization of deferred financing costs	947	1,591
Amortization of upfront derivative acquisition costs	549	1,004
Provision for current expected credit losses	—	(230)
Other income	(749)	—
Paid-in-kind interest	(458)	(422)
Realized gain on sale of derivatives	—	(3,615)
Realized gain on investments in real estate-related loans and securities	(87)	(4,255)
Unrealized (gain) loss on investments	(13,595)	680
Distributions of earnings from unconsolidated entities	1,524	764
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(230)	(1,082)
Upfront derivative acquisition costs	(193)	(369)
Proceeds from settlement of derivative contracts	—	10,350
Increase in other assets	(795)	(600)
(Increase) decrease in accounts and other receivables	(1,439)	1,136
Increase (decrease) in accounts payable, accrued expenses and other liabilities	172	655
Increase in due to affiliates	1,773	349
Net cash (used in) provided by operating activities	21,943	28,010

Cash flows from investing activities
Acquisitions of real estate	—	(162,990)
Purchase of real estate-related loans and securities	(141,404)	(15,871)
Funding of real estate-related loan commitments	(5,775)	—
Proceeds from sale of real estate-related loans and securities	—	130,620
Proceeds from principal repayments of real estate-related loans and securities	3,283	6,588
Capital improvements to real estate	(3,610)	(2,368)
Purchase of trading securities	(276,693)	(139,979)
Proceeds from sale of trading securities	255,501	161,276
Net cash used in investing activities	(168,698)	(22,724)

Cash flows from financing activities:
Borrowings from mortgage loans	85,700	65,000
Borrowings from secured credit facility	109,300	25,500
Repayment of mortgage loans	(26,771)	(27)
Repayment of secured credit facility	(144,485)	—
Repayment of affiliate line of credit	(12,790)	—
Payment of deferred financing costs	(3,058)	(1,048)
Proceeds from issuance of common stock	209,130	18,765
Proceeds from issuance of preferred equity	—	375
Repurchases of common stock	(72,936)	(112,716)
Subscriptions received in advance	931	17,531
Payment of organizational and offering costs	(3,514)	(3,289)
Distributions to non-controlling interests	(756)	—
Contributions from non-controlling interests	34,908	2,048
Distributions	(15,921)	(12,451)
Distributions to non-controlling interests attributable to preferred stockholders	(77)	(65)
Net cash provided by (used in) financing activities	159,661	(377)

Net change in cash and cash-equivalents and restricted cash	12,906	4,909
Cash and cash-equivalents and restricted cash, beginning of period	24,307	40,701
Cash and cash-equivalents and restricted cash, end of period	$37,213	$45,610

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$25,397	$13,053
Restricted cash	11,816	32,557
Total cash and cash equivalents and restricted cash	$37,213	$45,610

Supplemental disclosures:
Interest paid	$27,849	$32,216
Non-cash investing and financing activities:
Accrued dividends reinvested	$6,827	$(292)
Accrued stockholder servicing fee due to affiliate	$(906)	$(2,998)
Accrued offering costs	$740	$110
Accrued capital improvements	$221	$(14)
Accrued repurchases of common stock in accounts payable	$—	$(1,297)
Accrued repurchases of common stock in due to affiliates	$—	$(395)

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
The Company is conducting a continuous public offering (the “Public Offering”) of Class S, Class T, Class D and Class I shares of its common stock pursuant to the Securities Act of 1933, as amended (the “Securities Act”). On April 30, 2018, the Company launched its initial public offering of up to $2.0 billion in shares of its common stock. On November 2, 2021, the initial public offering terminated and the Company commenced its second public offering with the Securities and Exchange Commission (the “SEC”) of up to $7.5 billion in shares of common stock. On July 2, 2025, the second offering terminated and the Company commenced its third public offering of up to $7.5 billion of shares of its common stock, consisting of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan. As of June 30, 2025, the Company had received aggregate net proceeds of $1.0 billion from the sales of its common stock through its Public Offering.
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
In October 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, from private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of June 30, 2025, the Company has raised approximately $49.2 million of aggregate gross proceeds from its DST Program.
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
As of June 30, 2025, the Company owned 19 investments in real estate, four investments in unconsolidated real estate ventures, four investments in real estate-related loans, 48 investments in real estate-related securities, two interest rate derivatives and one forward currency swap related to investments in real estate-related securities. The Company currently operates in six reportable segments: multifamily and student housing, office, logistics, single-family rental, net lease and real estate-related loans and securities. See Note 15 — “Segment Reporting” to the Company’s Consolidated Financial Statements for financial results by segment.

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
The Company consolidates all entities in which it retains a controlling financial interest through majority ownership or voting rights and entities that meet the definition of a variable interest entity (“VIE”) for which it is deemed to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities as its sole general partner. The Company also consolidates all VIEs for which it is the primary beneficiary. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities are accounted for using the equity method of accounting. Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses. As of June 30, 2025, the total assets and liabilities of the Company’s consolidated VIEs were $390.2 million and $250.1 million, respectively, compared to $392.6 million and $252.9 million, respectively, as of December 31, 2024. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
As of June 30, 2025 and December 31, 2024, the Company’s investments in real estate included one property held by a DST whose DST Interests were sold as part of the DST Program. As of June 30, 2025 and December 31, 2024, the total Investments in real estate, net associated with the DST Property was $126.1 million and $126.0 million, respectively. The Company has determined that the DST is a VIE and the Company is the primary beneficiary of the VIE. As a result, the DST is included in the Company’s Consolidated Financial Statements.

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the Consolidated Financial Statements are reasonable and supportable based on the information available as of June 30, 2025.
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
Properties Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of June 30, 2025 and December 31, 2024.
Investments in Unconsolidated Entities
The Company has elected the FVO for its investments in unconsolidated entities and therefore reports the investments at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Gain from unconsolidated entities, net on the Company’s Consolidated Statements of Operations. For further details on the Company’s investments in unconsolidated entities, see Note 4 — “Investments in Unconsolidated Entities” to the Company’s Consolidated Financial Statements.
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
The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. In making this determination, the Company considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue. The Company will recognize revenue from such leases prospectively, based on actual amounts received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance. As of June 30, 2025 and December 31, 2024, the allowance for doubtful accounts was approximately $3.3 million and $1.6 million, respectively. These amounts are included in Accounts and other receivables, net on the Company’s Consolidated Balance Sheets.
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
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. During the three and six months ended June 30, 2025, income from trading securities was $0.3 million and $0.8 million, respectively. During the three and six months ended June 30, 2024, income from trading securities was $0.3 million and $0.5 million, respectively.
Foreign Currency
In the normal course of business, the Company makes investments in real estate and real estate-related loans and securities outside the United States that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations as a component of Gain from unconsolidated entities, net on the Company’s Consolidated Statements of Operations.
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
Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes and, with regard to its non-U.S. investments, changes in foreign currency exchange rates. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate and currency rate risk. These financial instruments may include interest rate swaps and other derivative contracts. The Company recognizes all derivatives as either assets or liabilities in the accompanying Consolidated Balance Sheets and measures those instruments at fair value. For further details on the Company’s derivative instruments see Note 11 — “Derivatives” to the Company’s Consolidated Financial Statements.
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
The following table details the Company’s assets and liabilities that are measured at fair value on a recurring basis ($ in thousands):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related loans and securities	$—	$92,306	$110,932	$203,238	$—	$51,578	$6,238	$57,816
Investments in unconsolidated entities	—	—	101,284	101,284	—	—	81,566	81,566
Trading securities	—	22,041	—	22,041	—	—	—	—
Derivatives	—	555	—	555	—	3,645	—	3,645
Derivatives related to investments in real estate-related securities	—	185	—	185	—	102	—	102
Total assets	$—	$115,087	$212,216	$327,303	$—	$55,325	$87,804	$143,129
Liabilities:
Derivatives	$—	$5,347	$—	$5,347	$—	$—	$—	$—
Derivatives related to investments in real estate-related securities	—	146	—	146	—	—	—	—
Total liabilities	$—	$5,493	$—	$5,493	$—	$—	$—	$—

The following table details the Company’s assets that are measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in real estate-related loans and securities	Investments in unconsolidated entities	Total Assets
Balance as of December 31, 2024	$6,238	$81,566	$87,804
Purchases	99,914	—	99,914
Funding of real estate-related loan commitments	5,775	—	5,775
Distributions of earnings from unconsolidated entities	—	(1,524)	(1,524)
Included in net income
Unrealized (loss) gain	(995)	6,607	5,612
Gain on foreign currency translation	—	14,635	14,635
Balance as of June 30, 2025	$110,932	$101,284	$212,216

The following tables contain the quantitative inputs and assumptions that are used to determine fair value for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Investments in real estate-related loans and securities	$110,932	Discounted cash flow	Discount rate	12.6%	Decrease
Investments in unconsolidated entities	$101,284	Discounted cash flow	Discount rate	6.9%	Decrease
			Exit capitalization rate	5.3%	Decrease

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Investments in real estate-related securities	$6,238	Discounted cash flow	Discount Rate	18.7%	Decrease
Investments in unconsolidated entities	$81,566	Discounted cash flow	Discount rate	6.3%	Decrease
			Exit capitalization rate	5.2%	Decrease
Valuation of Assets Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. As of June 30, 2025, the Company had no impaired assets that are measured at fair value on a nonrecurring basis.
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of June 30, 2025, the fair value of the Company’s mortgage loans and other indebtedness was approximately $17.1 million below the outstanding principal balance.
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
The Company has formed wholly-owned subsidiaries that are taxed as taxable REIT subsidiaries (“TRSs”) that are subject to taxation at the federal, state and local levels, as applicable, at regular corporate tax rates. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business. For the three and six months ended June 30, 2025, the Company recognized income tax expense of $0.1 million and $0.1 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company recognized income tax expense of $0.0 million and $0.4 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of Operations.
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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three and six months ended June 30, 2025 and 2024, there were no dilutive participating securities.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 but does not believe the adoption of ASU 2023-09 will have a material impact on the Company’s Consolidated Financial Statements.
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
In May 2025, the FASB issued ASU 2025-03, an update to ASC Topic 805, Business Combinations, and ASC Topic 810, Consolidation (“ASU 2025-03”). ASU 2025-03 amends the guidance for determining the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”). This amendment aligns the determination of the accounting acquirer for VIEs with the guidance used for other business combinations. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-03 on the Consolidated Financial Statements and related disclosures.

3. Investments in Real Estate
As of June 30, 2025 and December 31, 2024, the Company’s investments in real estate, net, consisted of the following ($ in thousands):

	June 30, 2025	December 31, 2024
Building and building improvements	$1,363,692	$1,362,183
Land and land improvements	293,511	293,424
Tenant improvements	29,560	29,189
Furniture, fixtures and equipment	44,414	43,306
Total	1,731,177	1,728,102
Accumulated depreciation	(159,413)	(135,300)
Investments in real estate, net	$1,571,764	$1,592,802
Acquisitions
During the three and six months ended June 30, 2025, the Company did not acquire any real estate investments. During the year ended December 31, 2024, the Company acquired $167.9 million of real estate investments, which were comprised of 181 single-family rental properties and one student housing property.
The following table provides further details of the properties acquired during the year ended December 31, 2024 ($ in thousands):

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

Dispositions
During the three and six months ended June 30, 2025, the Company had no dispositions. During the year ended December 31, 2024, the Company disposed of an office property for a gross sales price of $27.6 million. In connection with the sale, the Company repaid $25.5 million of the mortgage loan secured by the property and the lender extinguished the loan, resulting in a $32.3 million gain on extinguishment of debt. The Company did not receive any net sales proceeds from the disposition.

4. Investments in Unconsolidated Entities
The Company holds four investments in unconsolidated joint ventures that it has elected to account for using the FVO, as the Company’s ownership interests in the joint ventures do not meet the requirements for consolidation.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	June 30, 2025
Investment	Segment	Number of Properties	Ownership Interest	Fair Value
Principal Place	Net Lease	1	20%	$91,356
U.S. Diversified Logistics Portfolio I (1)	Logistics	72	20%	10,424
U.S. Diversified Logistics Portfolio II (1)	Logistics	53	20%	(496)
The Avery(2)	Multifamily	1	2%	—
Total unconsolidated entities carried at fair value		127		$101,284

	December 31, 2024
Investment	Segment	Number of Properties	Ownership Interest	Fair Value
Principal Place	Net Lease	1	20%	$81,566
The Avery(2)	Multifamily	1	2%	—
Total unconsolidated entities carried at fair value		2		$81,566

(1)
Refer to Note 10 — “Related Party Transactions - Assignments of Limited Partnership Interest from Brookfield Affiliate” for further information regarding the Company’s limited partnership interests in the U.S. Diversified Logistics Portfolio I and the U.S. Diversified Logistics Portfolio II.

(2)
In December 2023, the Company acquired a 2% equity interest in The Avery, a condo and multifamily property located in San Francisco, California, through an indirect interest in a joint venture that owns the property. The Company did not pay any consideration for its interest, which was granted to the Company by the borrower on the Company’s investments in The Avery Senior Loan and The Avery Mezzanine Loan. As of June 30, 2025 and December 31, 2024, the fair value of the Company’s equity interest in The Avery was zero.

The following table details the Company’s gain (loss) from unconsolidated entities ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Investment	Segment	2025	2024	2025	2024
Principal Place	Net Lease	$2,357	$2,991	$3,713	$3,724
U.S. Diversified Logistics Portfolio I	Logistics	2,662	—	10,424	—
U.S. Diversified Logistics Portfolio II	Logistics	(496)	—	(496)	—
The Avery	Multifamily	—	—	—	—
Total unconsolidated entities carried at fair value		$4,523	$2,991	$13,641	$3,724

The following tables provide the combined summarized financial information of our unconsolidated entities as of the dates and for the periods set forth below ($ in thousands):

Balance Sheets:	June 30, 2025	December 31, 2024
Total assets	$2,381,385	$1,004,069
Total liabilities	$1,957,429	$615,447

Brookfield REIT’s share of net equity	$84,791	$77,724
Fair value adjustments	16,493	3,842
Total investments in unconsolidated entities	$101,284	$81,566

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statements:	2025	2024	2025	2024
Total revenues	$26,686	$12,455	$55,390	$24,936
Net loss	(11,699)	(449)	$(14,782)	$(1,265)

Brookfield REIT’s share of net loss	$(2,339)	$(90)	$(2,956)	$(253)
Fair value adjustments	$6,862	3,081	16,597	3,977
Total gain from unconsolidated entities	$4,523	$2,991	$13,641	$3,724

5. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$29,033	$29,340
Lease origination costs	12,280	12,285
Tax intangibles	5,249	5,249
Above-market lease intangibles	114	114
Total intangible assets	$46,676	$46,988
Accumulated amortization:
In-place lease intangibles	$(6,437)	$(5,889)
Lease origination costs	(4,460)	(4,025)
Tax intangibles	(2,347)	(2,011)
Above-market lease intangibles	(63)	(55)
Total accumulated amortization	$(13,307)	$(11,980)
Intangible assets, net	$33,369	$35,008

Intangible liabilities:
Below-market lease intangibles	$(28,909)	$(28,909)
Accumulated amortization	4,798	4,126
Intangible liabilities, net	$(24,111)	$(24,783)

The weighted average amortization periods of the Company’s intangible assets is 197 months and intangible liabilities is 266 months.
As of June 30, 2025, the estimated future amortization of the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2025 (remaining)	$806	$10	$974	$(667)
2026	1,558	18	1,830	(1,332)
2027	1,452	7	1,731	(1,327)
2028	1,370	5	1,293	(1,327)
2029	1,320	5	1,102	(1,327)
2030	1,314	6	1,040	(1,327)
Thereafter	14,776	—	2,752	(16,804)
Total	$22,596	$51	$10,722	$(24,111)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Real estate-related securities	$97,549	$57,816
Real estate-related loans	118,692	13,587
Derivative assets related to investments in real estate-related securities	185	102
Derivative liabilities related to investments in real estate-related securities	(146)	—
Total investments in real estate-related loans and securities	$216,280	$71,505

The following tables detail the Company’s investments in real estate-related loans and securities as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/Allowance Adjustment	Carrying Amount
Investments held at fair value
CMBS - floating	15	SOFR+3.60%	June 2027	$44,958	$42,218	$42,829
CMBS - fixed	5	4.67%	March 2027	25,663	22,900	7,519
RMBS - floating	1	SOFR+2.15%	October 2035	2,600	2,600	2,616
RMBS - fixed	27	5.33%	March 2027	45,103	43,894	44,585
Real estate-related loans - floating	1	SOFR+8.00%	December 2025	105,689	105,689	105,689
Interest rate swaps	2	4.40%	September 2026	—	—	185
Cross currency forward contracts	1	N/A	July 2025	—	—	(146)
Total investments held at fair value	52	9.11%	October 2026	$224,013	$217,301	$203,277

Investments held at amortized cost
Real estate-related loans - floating	1	SOFR+8.15%	June 2026	$7,044	$—	$7,044
Real estate-related loans - fixed	2	10.00%	December 2025	8,851	(2,892)	5,959
Total investments held at amortized cost	3	11.09%	February 2026	15,895	(2,892)	13,003

Total investments in real estate-related loans and securities	55	9.24%	September 2026	$239,908	$214,409	$216,280

	December 31, 2024
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/Allowance Adjustment	Carrying Amount
Investments held at fair value
CMBS - floating	7	SOFR+3.85%	July 2026	$24,794	$22,667	$22,361
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	6,238
RMBS - fixed	23	SOFR+5.54%	September 2026	29,728	28,960	29,217
Interest rate swaps	2	4.40%	September 2026	—	—	102
Total investments held at fair value	36	6.11%	September 2026	$77,935	$72,277	$57,918

Investments held at amortized cost
Real estate-related loans - floating	1	SOFR+8.15%	June 2026	$7,044	$—	$7,044
Real estate-related loans - fixed	2	10.00%	December 2025	9,435	(2,892)	6,543
Total investments held at amortized cost	3	11.13%	February 2026	$16,479	$(2,892)	$13,587

Total investments in real estate-related loans and securities	39	6.98%	August 2026	$94,414	$69,385	$71,505

(1)	As of June 30, 2025 and December 31, 2024, the U.S. Dollar denominated Secured Overnight Financing Rate (“SOFR”) was equal to 4.45% and 4.49%, respectively.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
During the three and six months ended June 30, 2025, the Company recorded net realized and unrealized gains of $0.1 million and $0.4 million, on its investments in real estate-related securities, respectively. During the three and six months ended June 30, 2024, the Company recorded net realized and unrealized losses on its investments in real estate-related securities of $0.4 million and net realized and unrealized gains of $1.4 million, respectively. Such amounts are recorded as components of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
For the three and six months ended June 30, 2025, the Company recognized no credit loss allowance adjustment related to its investments in real estate-related loans held at amortized cost. For the three months ended June 30, 2024, the Company recognized no credit loss allowance adjustment. For the six months ended June 30, 2024, the Company recognized $0.2 million as an allowance recovery for estimated credit loss, which is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. The allowance adjustment is related to The Avery Senior Loan and The Avery Mezzanine Loan and is based on the expected timing of loan repayments, forecasted cash flows from the underlying collateral, and the current macroeconomic environment. The Company estimates its credit loss allowance primarily using the discounted cash flow method based on projected future principal cash flows for each individual loan. There have been no write-offs related to the Company’s investment in real estate-related loans.

7. Accounts and Other Receivables, Net and Other Assets
The following tables summarize the components of Accounts and other receivables, net and Other assets in the Company’s Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Straight-line rent receivables	$6,743	$6,411
Interest receivable	2,510	677
Accounts receivable, net	1,587	2,313
Total accounts and other receivables, net	$10,840	$9,401

	June 30, 2025	December 31, 2024
Trading securities	$22,041	$—
Prepaid expenses	2,909	2,445
Other	917	584
Derivative instruments	555	3,645
Total other assets	$26,422	$6,674

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of Accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Stock repurchases payable	$11,065	$16,496
Accounts payable and accrued expenses	10,573	11,818
Derivative instruments	5,347	—
Real estate taxes payable	5,257	4,818
Tenant security deposits	4,191	3,978
Distributions payable	3,827	3,007
Accrued interest expense	1,806	1,824
Prepaid rent	1,568	791
Total accounts payable, accrued expenses and other liabilities	$43,634	$42,732

9. Mortgage Loans, Secured Credit Facility and Affiliate Line of Credit
The following table summarizes the components of Mortgage loans and secured credit facility, net and Affiliate Line of Credit in the Company’s Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2025	December 31, 2024
Fixed rate loans:
Fixed rate mortgages	4.04%	November 2029	N/A	$419,420	$395,720
Total fixed rate loans				419,420	395,720
Variable rate loans:
Variable rate mortgages	SOFR+1.73%	February 2028	N/A	559,826	524,597
Secured Credit Facility(3)	SOFR+2.75%	May 2027	$250,000	—	144,485
SFR Secured Credit Facility(4)	SOFR+1.85%	April 2029	$185,000	109,300	—
Affiliate Line of Credit(5)	SOFR+2.25%	November 2025	$125,000	—	12,790
Total variable rate loans				669,126	681,872
Total indebtedness				1,088,546	1,077,592
Deferred financing costs, net				(5,559)	(3,436)
Total indebtedness, net				$1,082,987	$1,074,156

(1)	As of June 30, 2025 and December 31, 2024, SOFR was 4.45% and 4.49%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
(3)	As of June 30, 2025, there was no outstanding balance on the Secured Credit Facility (defined below).
(4)	As of June 30, 2025, borrowings on the SFR Secured Credit Facility (defined below) were secured by the single-family rental portfolio.
(5)
Borrowings under the Affiliate Line of Credit (defined below) bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of June 30, 2025 ($ in thousands):

Year	Amount(1)
2025 (remaining)	$267
2026	50,046
2027	360,783
2028	118,080
2029	363,794
2030	86,567
Thereafter	109,009
Total	$1,088,546

(1)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
The mortgage loans and Secured Credit Facility are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of June 30, 2025, the Company is in compliance with all of its loan covenants that could result in a default under such agreements.
Mortgage Loans
During the six months ended June 30, 2025, the Company obtained a $23.7 million fixed-rate mortgage loan in connection with the refinancing of an office property and a $62.0 million floating-rate mortgage loan secured by five logistic properties. During the year ended December 31, 2024, the Company obtained a $65.0 million fixed-rate mortgage loan related to the acquisition of a property and obtained a $67.0 million fixed rate mortgage loan in relation to a property held through the DST Program.

During the six months ended June 30, 2025, the Company repaid $26.5 million of mortgage loans, including the full repayment of a $26.5 million mortgage loan secured by an office property. During year ended December 31, 2024, the Company repaid $125.5 million of mortgage loans, including a $25.5 million repayment of a mortgage loan secured by an office property that the Company disposed in September 2024. In connection with the disposition, the Company recognized $32.3 million gain on extinguishment of debt.
Secured Credit Facility
In November 2021, the Company entered into a credit agreement with a lender (the “Secured Credit Facility”) providing for a senior secured credit facility to be used for the acquisition or refinancing of properties. Borrowings on the Secured Credit Facility are secured by certain properties owned by the Company.
In December 2022, the Secured Credit Facility was amended to increase the maximum aggregate principal amount to $300.0 million with an interest at a rate of SOFR plus 2.00% and a maturity date of January 2025, which was extended to May 2025.
In May 2025, the Company refinanced the Secured Credit Facility with the lender. The maximum aggregate principle amount of the facility was amended to $250.0 million. The Secured Credit Facility bears interest at a rate of SOFR plus 2.75% and has a maturity date of May 2026, with a one-year extension option.
During the six months ended June 30, 2025, the Company repaid $144.5 million secured by the single-family rental portfolio and certain logistics properties.
SFR Secured Credit Facility
In April 2025, the Company entered into a credit agreement with a lender (the “SFR Secured Credit Facility”) providing for a secured credit facility to be used for the acquisition or refinancing of the Company’s single-family rental properties. Borrowings on the SFR Secured Credit Facility are secured by single-family rental properties owned by the Company. The facility has a total capacity of $185.0 million, of which $50.0 million is uncommitted but may be drawn for future acquisitions of single-family rental properties. The SFR Secured Credit Facility bears interest at a rate of SOFR plus 1.85% and has a maturity date of April 2028, with a one-year extension option. During the six months ended June 30, 2025, the Company borrowed $109.3 million on the SFR Secured Credit Facility.
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the “Affiliate Line of Credit”), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The Affiliate Line of Credit had an initial maturity date of November 2, 2022, with one-year extension options subject to the lender’s approval. Effective November 1, 2024, the maturity date of the Affiliate Line of Credit was extended to November 2, 2025. During the six months ended June 30, 2025, the Company repaid $12.8 million on the Affiliate Line of Credit.
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
The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock. To date, the Adviser has elected to receive the management fee in Class I and Class E shares of the Company’s common stock. During the three and six months ended June 30, 2025, management fees earned by the Adviser were $3.1 million and $6.3 million, respectively. During the three and six months ended June 30, 2024, management fees earned by the Adviser were $2.8 million and $5.8 million, respectively.

During the six months ended June 30, 2025, the Company issued 568,013 unregistered Class I shares of common stock to the Adviser for the payment of management fees earned from December 2024 through May 2025. The Company also had an accrued payable of $1.0 million related to the management fee as of June 30, 2025, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During July 2025, the Adviser was issued 97,845 unregistered Class I shares as payment for the $1.0 million management fee accrued as of June 30, 2025.
The Adviser is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and Class T shares of common stock (no performance fee is paid on the Class E shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or units of the Operating Partnership. In addition, the Operating Partnership will pay the Adviser a performance fee with respect to certain classes of units held by parties other than the Company paid annually in an amount equal to 12.5% of the total return, subject to a 5% hurdle amount and a high-water mark, with a catch-up. During the three and six months ended June 30, 2025 and 2024, the Company accrued no performance fees in the Company’s Consolidated Statements of Operations.
Repurchase of Adviser Shares
During the six months ended June 30, 2025, the Company repurchased 543,484 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $5.8 million. During the six months ended June 30, 2024, the Company repurchased 532,352 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $6.0 million. The repurchases were related to shares that were previously issued to the Adviser as payment of management fees.
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
Dealer Manager Agreements
The Company has engaged the Dealer Manager, a registered broker-dealer affiliated with the Adviser, as the dealer manager for the Public Offering. The Company pays to the Dealer Manager selling commissions, dealer manager fees and stockholder servicing fees in connection with sales of the Company’s common stock in the Public Offering. The Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class S, Class T, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Public Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.
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
Affiliate Loan to DST Property
In September 2024, the Company entered into a mortgage loan agreement with an affiliate of Brookfield. The loan is secured by a multifamily property that is part of the DST Program. Under the terms of the loan agreement, the Company borrowed an aggregate principal amount of $67.0 million at a fixed rate of 4.2% with a maturity date of September 30, 2034. For the three and six months ended June 30, 2025, the Company incurred $0.7 million and $1.4 million, respectively, in interest expense related to this loan.
Assignments of Limited Partnership Interests from Brookfield Affiliate
The Company holds limited partnership interests in a Brookfield-managed fund through parallel investment vehicles that indirectly own certain investments in real estate with other third-party limited partners. In connection with these interests, the Company has entered into assignment and assumption agreements with an affiliate of Brookfield, whereby the Company has been assigned the Brookfield affiliate’s approximately 20% interest in the Brookfield-managed fund related to such real estate investments. The Company’s limited partnership interests are subject to the same rights and obligations as other limited partners in the fund, but are not subject to management and performance fees.
In February 2025, the Company was assigned the Brookfield affiliate’s interest in the U.S. Diversified Logistics Portfolio I. The Company paid no consideration for the assignment of the interest in the investment, which included $7.4 million of undistributed gains related to property sales that occurred prior to the assignment to the Company. In connection with the assignment, the Company assumed the assignor’s future funding obligation to the fund related to the investment.
In June 2025, the Company was assigned the Brookfield affiliate’s interest in the U.S. Diversified Logistics Portfolio II. The assignment was concurrent with the Brookfield-managed fund’s acquisition of the investment, and the Company paid no consideration for the assignment. In connection with the assignment, the Company assumed the assignor’s future funding obligation to the fund related to the investment.
As of June 30, 2025, the Brookfield-managed funds had not called any of the Company’s funding obligation related to the investments.

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
The following table details the Company’s investments in real estate-related related loans and securities collateralized by properties owned by Brookfield-advised investment vehicles ($ in thousands):

	Fair Value		Income
	As of	As of	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2025	December 31, 2024	2025	2024	2025	2024
CMBS	$9,089	$—	$198	$—	$307	$—
Real estate-related loan	105,689	—	3,292	—	5,604	—
Total	$114,778	$—	$3,490	$—	$5,911	$—
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Operating Partnership units in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021. The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating Partnership units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50.0 million. Pursuant to the terms of the Repurchase Arrangement, the Brookfield Investor may cause the Company to repurchase its shares and or the Operating Partnership to repurchase its Operating Partnership units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Public Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. During the three and six months ended June 30, 2025, the Company and the Operating Partnership did not repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement. As of June 30, 2025, the aggregate value of the Brookfield Investor’s shares and units that are subject to the Brookfield Repurchase Arrangement was $155.8 million.
Brookfield Investor Subscriptions
From time to time, the Brookfield Investor may subscribe for shares of the Company’s common stock or units of the Operating Partnership. Each issuance is made at the same transaction price and subject to the same fees as shares or units sold in the Public Offering or private offerings, as applicable. On December 1, 2021, and January 3, 2022, the Brookfield Investor subscribed for $45.0 million and $38.0 million, respectively, of Class E units of the Operating Partnership. On April 3, 2023, and May 1, 2023, the Brookfield Investor subscribed for $10.0 million and $8.0 million, respectively, of Class I shares of the Company’s common stock. The shares and units held by the Brookfield Investor related to these subscriptions are not subject to the Brookfield Repurchase Arrangement, but the Brookfield Investor may request the Company or Operating Partnership repurchase its shares or units, in whole or in part, subject to the terms and conditions of the Company’s share repurchase plan. On December 31, 2024, the Brookfield Investor submitted a repurchase request for $7.1 million through the Company’s share repurchase plan, which was paid in January 2025.
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
The following table summarizes the Company’s affiliate service provider expenses for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Property management fees(1)	$868	$830	$1,729	$1,585
Single-family rental leasing, maintenance and turnover oversight fees(1)	255	200	475	316
Capitalized construction management fees(2)	27	22	27	42
Capitalized single-family rental renovation oversight fees(2)	—	1	—	1
Reimbursed personnel costs(3)	2,109	2,010	4,257	3,687
Total	$3,259	$3,063	$6,488	$5,631

(1)	Included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company’s Consolidated Balance Sheets.
(3)
For the three and six months ended June 30, 2025, $1.5 million and $3.2 million, respectively, is included in Rental property operating expenses and $0.6 million and $1.1 million, respectively, is included in General and administrative expenses on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2024, $1.7 million and $3.1 million, respectively, is included in Rental property operating expenses and $0.3 million and $0.6 million, respectively, is included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

Captive Insurance Company
BPG Bermuda Insurance Limited (“BAM Insurance Captive”), a Brookfield affiliate, provides property and liability insurance for certain of the Company’s properties. For the three and six months ended June 30, 2025 and June 30, 2024, the Company incurred an insignificant amount for insurance premiums provided by BAM Insurance Captive.
Obsidian Mutual IC (“Obsidian”), a Brookfield affiliate, provides property insurance for certain of the Company’s properties. For the three and six months ended June 30, 2025, the Company incurred $0.1 million and $0.2 million, respectively, for insurance premiums provided by Obsidian. For the three and six months ended June 30, 2024, the Company incurred an insignificant amount for insurance premiums provided by Obsidian.
On March 15, 2024, Onyx Mutual Insurance IC (“Onyx”), a Brookfield affiliate, replaced BAM Insurance Captive in providing liability insurance for certain of the Company’s properties. For the three and six months ended June 30, 2025 and June 30, 2024, the Company incurred an insignificant amount for insurance premiums provided by Onyx.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), a Brookfield affiliate, provides title insurance for certain of the Company’s properties. Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with the Company acquiring or financing its properties. For the three and six months ended June 30, 2025 and June 30, 2024, the Company incurred an insignificant amount for title services provided by Horizon.
Terrorism Insurance Provider
Liberty IC Casualty LLC, a Brookfield affiliate, provides terrorism insurance for certain of the Company’s properties. For the six months ended June 30, 2025 and 2024, the Company incurred an insignificant amount for insurance premiums provided by Liberty IC Casualty LLC.
On March 31, 2025, Obsidian, replaced Liberty IC Casualty LLC in providing terrorism insurance. For the three and six months ended June 30, 2025, the Company incurred an insignificant amount for insurance premiums provided by Obsidian.

Submetering Services
Certain of the Company’s properties sold submetering infrastructure and associated equipment to Metergy, a Brookfield affiliate. Sale proceeds earned by the Company for the three and six months ended June 30, 2025 and 2024 was zero. Metergy provides submetering services to certain of the Company’s properties. For the three and six months ended June 30, 2025 and June 30, 2024, the fee incurred by the Company was an insignificant amount.
Due to Affiliates
The following table details the amounts due to affiliates as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Accrued stockholder servicing fee	$15,123	$17,451
Advanced organization and offering costs	5,655	7,014
Stock repurchase payable to the Adviser for management fees	3,149	2,742
Other(1)	3,154	1,908
Accrued management fee	1,031	867
Accrued affiliate service provider expenses	1,557	1,227
OP Units distributions payable	1,729	1,674
Total	$31,398	$32,883

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.

11. Derivatives
The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s investments and financing transactions. The Company has not designated any of its derivative financial instruments as hedges as defined under GAAP. Although not designated as hedging instruments under GAAP, the Company’s derivatives are not speculative and are used to manage the Company’s exposure to interest rate movements, fluctuations in foreign exchange rates, and other identified risks.
The use of derivative financial instruments involves certain risks, including the risk that the counterparties to these contractual arrangements do not perform as agreed. To mitigate this risk, the Company enters into derivative financial instruments with counterparties it believes to have appropriate credit ratings and that are major financial institutions with which the Company and its affiliates may also have other financial relationships.
Interest Rate Contracts
Certain of the Company’s transactions expose the Company to interest rate risks, which include exposure to variable interest rates on certain loans secured by the Company’s real estate. Additionally, the Company is exposed to interest rate risk on certain of its investments in real estate-related securities that interest income will increase or decrease depending on interest rate movements. The Company uses derivative financial instruments, which includes interest rate caps and swaps, and may also include options, floors, and other interest rate derivative contracts, to limit the Company’s exposure to the future variability of interest rates.
The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk ($ in thousands):

	June 30, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike Price	Index	Weighted Average Maturity (Years)
Interest rate caps - property debt	7	$669,211	5.47%	SOFR	0.7
Interest rate swaps - property debt	1	$100,000	3.70%	SOFR	1.2
Interest rate swaps - investments in real estate-related securities	2	$24,000	4.40%	SOFR	1.2
Total	10		5.21%		0.8

	December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike Price	Index	Weighted Average Maturity (Years)
Interest rate caps - property debt	5	$498,310	5.65%	SOFR	0.3
Interest rate swaps - property debt	1	$100,000	3.70%	SOFR	1.7
Interest rate swaps - investments in real estate-related securities	2	$24,000	4.40%	SOFR	1.7
Total	8		5.29%		0.6

Foreign Currency Forward Contracts
Certain of the Company’s international investments expose it to fluctuations in foreign currency exchange rates and interest rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of its functional currency, the dollar. The Company uses foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows U.S. dollar.
The following tables detail the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (£ in thousands):

	June 30, 2025
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount
Cross currency swaps	2	£63,630

	December 31, 2024
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount
Cross currency swaps	1	£62,100

Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position		Fair Value of Derivatives in a Liability Position
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Interest rate derivatives(1)	$555	$1,404	$—	$—
Cross currency swaps(1)	—	2,241	5,347	—
Interest rate swaps - investments in real estate-related securities(2)	185	102	—	—
Foreign currency forward contracts(2)	—	—	146	—
Total	$740	$3,747	$5,493	$—

(1)	Interest rate derivatives and cross currency swaps are included in Other assets and Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.
(2)
Interest rate swaps - investments in real estate-related securities and foreign currency forward contracts are included in Investments in real estate-related loans and securities, net on the Company’s Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations ($ in thousands):

		For the Three Months Ended June 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2025	2024
Interest rate caps - property debt(1)	Net realized/unrealized gain (loss)	$(17)	$68
Interest rate swaps - property debt(1)	Net realized/unrealized gain (loss)	(83)	(381)
Interest rate swaps - investments in real estate-related securities(2)	Net realized/unrealized gain (loss)	(3)	(180)
Foreign currency forward contracts(2)	Net realized/unrealized gain (loss)	(146)	—
Cross currency swaps(3)	Net realized/unrealized gain (loss)	(5,061)	(121)
Total		$(5,310)	$(614)

		For the Six Months Ended June 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2025	2024
Interest rate caps - property debt(1)	Net realized/unrealized gain (loss)	$15	$(1,434)
Interest rate swaps - property debt(1)	Net realized/unrealized gain (loss)	(507)	2,914
Interest rate swaps - investments in real estate-related securities(2)	Net realized/unrealized gain (loss)	82	(180)
Foreign currency forward contracts(2)	Net realized/unrealized gain (loss)	(146)	—
Cross currency swaps(3)	Net realized/unrealized gain (loss)	(7,599)	496
Total		$(8,155)	$1,796

(1)	Interest rate caps - property debt and interest rate swaps - property debt are included in Other income, net on the Company’s Consolidated Statements of Operations.
(2)
Interest rate swaps - investments in real estate-related securities and foreign currency forward contracts are included in Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.

(3)	Cross currency swaps are included in Gain from unconsolidated entities, net on the Company’s Consolidated Statements of Operations.
12. Stockholders’ Equity and Redeemable Non-controlling Interests
Authorized Capital
The Company is authorized to issue preferred stock and six classes of common stock consisting of Class S shares, Class I shares, Class T shares, Class D shares, Class C shares and Class E shares. The Company’s board of directors has the ability to establish the preferences and rights of each class or series of preferred stock, without stockholder approval, and as such, it may afford the holders of any series or class of preferred stock preferences, powers and rights senior to the rights of holders of common stock. The differences among the common share classes relate to upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. Refer to Note 2 — “Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for a further description of such items. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock is subject to the same economic and voting rights.

Classification	No. of Authorized Shares (in thousands)	Par Value Per Share
Preferred stock	50,000	$0.01
Class S common stock	225,000	$0.01
Class I common stock	250,000	$0.01
Class T common stock	225,000	$0.01
Class D common stock	100,000	$0.01
Class C common stock	100,000	$0.00
Class E common stock	100,000	$0.00
	1,050,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock for the six months ended June 30, 2025 (in thousands):

	Six Months Ended June 30, 2025
	Class S	Class I	Class D	Class T	Class C	Class E	Total
December 31, 2024	27,817	14,215	127	—	8,262	1,382	51,803
Common stock issued(1)	329	19,135	30	15	100	144	19,753
Distribution reinvestment	427	175	—	—	—	35	637
Common stock repurchased	(2,340)	(2,605)	(53)	—	(1,336)	(67)	(6,401)
June 30, 2025	26,233	30,920	104	15	7,026	1,494	65,792

(1)	Includes conversions between share classes.

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
The following table details the aggregate net distributions declared for each applicable class of common stock for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2124	$0.2124	$0.2124	$0.2124	$0.2124	$0.2124
Stockholder servicing fee per share of common stock	(0.0221)	—	(0.0067)	(0.0225)	—	—
Management fee per share of common stock	(0.0327)	(0.0330)	(0.0333)	(0.0331)	(0.0321)	—
Net distributions declared per share of common stock	$0.1576	$0.1794	$0.1724	$0.1568	$0.1803	$0.2124

	Six Months Ended June 30, 2025
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.4258	$0.4258	$0.4258	$0.3545	$0.4258	$0.4258
Stockholder servicing fee per share of common stock	(0.0447)	—	(0.0135)	(0.0374)	—	—
Management fee per share of common stock	(0.0663)	(0.0670)	(0.0676)	(0.0557)	(0.0652)	—
Net distributions declared per share of common stock	$0.3148	$0.3588	$0.3447	$0.2614	$0.3606	$0.4258
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders will have their cash distributions attributable to the shares they own automatically reinvested in additional shares of common stock; provided, however, that clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan and stockholders that are residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to participate in the distribution reinvestment plan. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued pursuant to the distribution reinvestment plan. During the six months ended June 30, 2025 and 2024, $6.8 million and $17.6 million of distributions were reinvested for 637,530 and 1,521,358 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purposes. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and an annual dividend payable ranging between 12.0% and 12.5%. As of June 30, 2025, there were $625,000 of preferred non-voting shares outstanding.
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
The following table summarizes the Redeemable non-controlling interest activity for the three and six months ended 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$296,074	$914	$302,743	$933
GAAP net (loss) income allocation	(251)	(7)	559	(10)
Distributions	(5,158)	(18)	(10,227)	(35)
Distributions reinvested	5,127	18	10,172	35
Fair value allocation	3,581	16	(3,874)	—
Ending balance	$299,373	$923	$299,373	$923

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
During the six months ended June 30, 2025 and 2024, the Company repurchased 5,855,473 and 9,206,422 shares of common stock representing a total of $62.1 million and $105.0 million, respectively, under its share repurchase plan.
The Company satisfied all repurchase requests during the six months ended June 30, 2025 and 2024.

13. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
The Company may, from time to time, enter into payment guarantees related to mortgage loans at its investments in unconsolidated entities. As of June 30, 2025, the Company has a payment guarantee of $1.6 million.
The Company has an unfunded loan commitment related to an investment in a real estate-related loan. As of June 30, 2025, the unfunded portion of the loan was $13.3 million.
The Company has an unfunded capital commitment obligation related to its limited partnership interests in the U.S. Diversified Logistics Portfolio I and the U.S. Diversified Logistics Portfolio II. As of June 30, 2025, the Company’s future capital funding requirement is estimated to be approximately $69.0 million.

14. Leases
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
The following table details the components of operating lease income from leases in which the Company is the lessor for the periods set forth below ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed lease payments	$30,454	$30,023	$61,101	$58,936
Variable lease payments	1,807	2,170	4,115	4,113
Total rental revenues	$32,261	$32,193	$65,216	$63,049

The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, net lease, and office properties as of June 30, 2025. The table below excludes the Company’s rental housing properties as substantially all leases are shorter term in nature ($ in thousands):

Year	Future Minimum Rents
2025 (remaining)	$13,534
2026	27,238
2027	26,874
2028	25,922
2029	24,103
2030	22,924
Thereafter	80,795
Total	$221,390

15. Segment Reporting
As of June 30, 2025, the Company operates in six reportable segments: multifamily/student housing, single-family rental, office, logistics, net lease and real estate-related loans and securities. Student housing has been combined with multifamily as the student housing investment does not meet materiality thresholds for a separate reportable segment. The Company continually evaluates the financial information used by the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM receives periodic reporting summarizing the Company’s portfolio of investments and related performance. These reports include information on the Company’s allocation of assets by sector and investment type. The sectors identified in these reports are: multifamily, student housing, single-family rental, net lease, office, logistics, and real estate-related loans and securities. The CODM uses segment net operating income (“segment NOI”) as the primary financial measure when reviewing the portfolio performance. Segment NOI is defined by the Company as total property revenue less direct property expenses plus income from real estate-related securities adjusted for any losses from real estate-related securities.
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
Effective March 31, 2025, the Company allocated Gain from unconsolidated entities by segment as a component of segment NOI. The Company’s unconsolidated entities own real estate properties that operate in the Company’s reportable segments, and the CODM evaluates the performance of the underlying properties by segment in aggregate with the Company’s consolidated investments. Prior periods have been recast to reflect these changes.
The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment NOI is the key performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the Company’s assets by segment ($ in thousands):

	June 30, 2025	December 31, 2024
Multifamily/Student Housing	$998,740	$1,008,812
Office	35,377	33,695
Logistics	112,283	104,330
Single-family rental	181,377	183,510
Net Lease	415,931	413,130
Real estate-related loans and securities	216,280	71,505
Total assets for reportable segments	1,959,988	1,814,982
Other (Corporate)	37,184	6,281
Total assets	$1,997,172	$1,821,263

The following table sets forth the financial results by segment for the three months ended June 30, 2025 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$20,169	$1,417	$2,020	$3,455	$5,200	$—	$32,261
Other revenues	3,804	—	7	154	11	—	3,976
Total revenues	23,973	1,417	2,027	3,609	5,211	—	36,237

Expenses:
Rental property operating	9,282	786	508	1,934	1,138	—	13,648
Total expenses	9,282	786	508	1,934	1,138	—	13,648
Income from real estate-related loans and securities	—	—	—	—	—	5,260	5,260
Gain from unconsolidated entities	—	—	2,166	—	2,357	—	4,523
Segment net operating income	$14,691	$631	$3,685	$1,675	$6,430	$5,260	$32,372

Other income, net							$238
Depreciation and amortization							(13,133)
General and administrative expenses							(2,018)
Management fee							(3,099)
Interest expense							(14,824)
Net loss							$(464)
Net income attributable to non-controlling interests in third party joint ventures							(297)
Net income attributable to non-controlling interests - preferred stockholders							(77)
Net loss attributable to redeemable non-controlling interests							251
Net loss attributable to stockholders							$(587)
The following table sets forth the financial results by segment for the three months ended June 30, 2024 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$19,025	$2,944	$1,992	$3,054	$5,178	$—	$32,193
Other revenues	3,017	181	—	124	11	—	3,333
Total revenues	22,042	3,125	1,992	3,178	5,189	—	35,526

Expenses:
Rental property operating	8,880	1,397	511	1,534	940	—	13,262
Total expenses	8,880	1,397	511	1,534	940	—	13,262
Income from real estate-related loans and securities	—	—	—	—	—	3,311	3,311
Gain from unconsolidated entities	—	—	—	—	2,991	—	2,991
Segment net operating income	$13,162	$1,728	$1,481	$1,644	$7,240	$3,311	$28,566

Other income, net							$30
Depreciation and amortization							(14,337)
General and administrative expenses							(1,570)
Management fee							(2,833)
Interest expense							(17,001)
Net loss							$(7,145)
Net loss attributable to non-controlling interests in third party joint ventures							$230
Net income attributable to non-controlling interests - preferred stockholders							(65)
Net loss attributable to redeemable non-controlling interests							7
Net loss attributable to stockholders							$(6,973)

The following table sets forth the financial results by segment for the six months ended June 30, 2025 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$40,973	$2,873	$3,990	$6,981	$10,399	$—	$65,216
Other revenues	6,182	2	11	324	22	—	6,541
Total revenues	47,155	2,875	4,001	7,305	10,421	—	71,757

Expenses:
Rental property operating	18,577	1,574	1,045	3,825	2,247	—	27,268
Total expenses	18,577	1,574	1,045	3,825	2,247	—	27,268
Income from real estate-related loans and securities	—	—	—	—	—	9,349	9,349
Gain from unconsolidated entities	—	—	9,928	—	3,713	—	13,641
Segment net operating income	$28,578	$1,301	$12,884	$3,480	$11,887	$9,349	$67,479

Other income, net							$458
Depreciation and amortization							(26,269)
General and administrative expenses							(3,563)
Management fee							(6,290)
Interest expense							(29,348)
Net income							$2,467
Net income attributable to non-controlling interests in third party joint ventures							$(417)
Net income attributable to non-controlling interests - preferred stockholders							(77)
Net income attributable to redeemable non-controlling interests							(559)
Net income attributable to stockholders							$1,414

The following table sets forth the financial results by segment for the six months ended June 30, 2024 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$37,622	$5,495	$4,021	$5,555	$10,356	$—	$63,049
Other revenues	5,134	316	—	219	21	—	5,690
Total revenues	42,756	5,811	4,021	5,774	10,377	—	68,739

Expenses:
Rental property operating	17,141	2,842	1,063	2,673	1,917	—	25,636
Total expenses	17,141	2,842	1,063	2,673	1,917	—	25,636
Income from real estate-related loans and securities	—	—	—	—	—	10,369	10,369
Gain from unconsolidated entities	—	—	—	—	3,724	—	3,724
Segment net operating income	$25,615	$2,969	$2,958	$3,101	$12,184	$10,369	$57,196

Other income, net							$2,184
Depreciation and amortization							(27,098)
General and administrative expenses							(3,783)
Management fee							(5,828)
Interest expense							(33,327)
Net loss							$(10,656)
Net loss attributable to non-controlling interests in third party joint ventures							$433
Net income attributable to non-controlling interests - preferred stockholders							(65)
Net loss attributable to redeemable non-controlling interests							10
Net loss attributable to stockholders							$(10,278)

16. Subsequent Events
On July 2025, in connection with the DST Program, the Company repaid a $80 million mortgage loan on a multifamily property and obtained a $81.0 million mortgage loan at a fixed rate of 4.20% from an affiliate of Brookfield.

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
We are conducting a continuous public offering (the “Public Offering”) of Class S, Class T, Class D and Class I shares of our common stock pursuant to the Securities Act of 1933, as amended (the “Securities Act”). On April 30, 2018, we launched our initial public offering of up to $2.0 billion in shares of our common stock. On November 2, 2021, our initial public offering terminated, and we commenced our second public offering of up to $7.5 billion in shares of our common stock. On July 2, 2025, the second public offering terminated and we commenced our third public offering of up to $7.5 billion in shares of our common stock.
In addition to the Public Offering, we are conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. We are also offering Class E shares to Brookfield and its affiliates, certain of Brookfield’s and Oaktree’s employees, and our independent directors in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D promulgated thereunder. As of August 14, 2025, we have received cumulative net proceeds of $1.1 billion, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class S, Class D, Class I, Class E, Class C and Class T common stock in our Public Offering and our private offerings.
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
As of June 30, 2025, we owned 19 investments in real estate, four investments in unconsolidated real estate ventures, four investments in real estate-related loans, 48 investments in real estate-related securities, two interest rate derivatives and one forward currency swap related to investments in real estate-related securities. We currently operates in six reportable segments: multifamily and student housing, office, logistics, single-family rental, net lease and real estate-related loans and securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties or real estate-related loans.
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
We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Affiliates of the Adviser have provided and may continue to provide mortgage financing with respect to certain DST Properties and are expected to receive fees in connection with the sale of the DST Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We have not allocated specific amounts of the net proceeds from the DST Program for any specific purpose. As of June 30, 2025, we have raised approximately $49.2 million of aggregate gross proceeds from our DST Program.
Recent Developments
Business Outlook
Real estate fundamentals continue to remain strong in most sectors and property valuations have generally stabilized after a prolonged period of volatility. Recent uncertainty regarding U.S. trade policy and the outcome of global trade negotiations has contributed to increased volatility in public markets. While the potential impact of tariffs on real estate is still uncertain, high-quality properties with strong operating cash flows and stable occupancy should remain resilient through a period of instability. Additionally, rising construction costs are expected to limit development and new supply going forward, which should provide further tailwinds for private real estate investment.
We believe we are well-positioned to capitalize on these opportunities going forward, with no unsatisfied repurchase requests and approximately $600 million of total liquidity as of June 30, 2025.
Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q2 2025 Highlights

Operating and Capital Raising Results:
•Year-to-date total returns through June 30, 2025, excluding upfront selling commissions, were -1.56% for Class S shares, -1.11% for Class I shares, -1.48% for Class T shares, and -1.28% for Class D shares. Negative year-to-date performance is primarily attributable to valuation decreases at the beginning of the year at certain properties due to adjusting capitalization rates to reflect recent comparable transactions. Total return is calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares.
•Annualized total returns from inception through June 30, 2025, excluding upfront selling commissions, were 5.41% for Class S, 6.44% for Class I, -1.48% for Class T shares, and -2.53% for Class D shares. Since inception returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued. Since inception returns for Class T shares are calculated from February 1, 2025, the date the first Class T shares were issued.
•Raised $5.1 million of gross proceeds from the sale of our common stock through public and private offerings during the three months ended June 30, 2025. Additionally, we raised $22.9 million of net offering proceeds through the DST Program.
•Declared monthly net distributions totaling $11.6 million during the three months ended June 30, 2025. As of June 30, 2025, the annualized net distribution rate was 6.05% for Class S shares, 6.81% for Class I shares, 5.94% for Class T shares, and 6.49% for Class D shares.
•Reinvested distributions of $6.8 million during the three months ended June 30, 2025.

Investing and Financing Activity:
•In April 2025, we closed on a $185.0 million credit facility secured by our single-family rental portfolio. As of June 30, 2025, the SFR Secured Credit Facility has a balance of $109.3 million with additional capacity of $75.7 million for future single-family rental acquisitions.
•In May 2025, we refinanced the five-property logistics portfolio with a $62.0 million mortgage loan. The loan has five-year term and has an interest rate of SOFR plus 1.70%.
•In May 2025, we amended the Secured Credit Facility for an additional two-year term with a total capacity of $250.0 million and an interest rate of SOFR plus 2.75%. As of June 30, 2025, we have not drawn on the facility.
•In June 2025, we acquired a 20% interest in the U.S. Diversified Logistics Portfolio II, a portfolio of 53 logistics properties located in four major U.S. markets, through a limited partnership interest in a private fund that owns the investment. In connection with the transaction, we assumed a future funding obligation to the private fund of up to $16.0 million. As of June 30, 2025, we had not funded any capital related to this investment.

Current Portfolio:
•As of June 30, 2025, our investment portfolio, based on the NAV of our investments, consisted of 76% real estate properties and 24% real estate-related loans and securities. NAV is measured as the fair value of our investments less any mortgages or debt obligations related to such investments. There is no indebtedness on our real estate-related debt investments.
•Our real estate properties as of June 30, 2025, based on the total asset value of our properties measured at fair value, consisted of multifamily (47%), net lease (21%), logistics (16%), single-family rental (9%), student housing (5%) and office (2%).
•As of June 30, 2025, our real estate-related loans and securities consisted of 55 investments with an aggregate fair value of $216.5 million.

Portfolio

Investments in Real Estate
The following table provides information regarding our portfolio of real estate properties as of June 30, 2025 ($ in millions):

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Multifamily	April 2019	90%	$59.2	448	87%
Arbors of Las Colinas	Dallas, TX	Multifamily	December 2020	90%	63.5	408	90%
1110 Key Federal Hill	Baltimore, MD	Multifamily	September 2021	100%	73.6	224	92%
Domain	Orlando, FL	Multifamily	November 2021	100%	74.1	324	91%
The Burnham	Nashville, TN	Multifamily	November 2021	100%	129.0	328	93%
Flats on Front	Wilmington, NC	Multifamily	December 2021	100%	97.5	273	94%
Verso	Beaverton, OR	Multifamily	December 2021	100%	74.0	172	95%
2626 South Side Flats	Pittsburgh, PA	Multifamily	January 2022	100%	90.0	264	89%
The Parker at Huntington Metro(5)	Alexandria, VA	Multifamily	March 2022	100%	136.0	360	94%
Briggs + Union	Mount Laurel, NJ	Multifamily	April 2022	100%	158.0	490	93%
Single-Family Rentals	Various	Single-Family Rental	Various	100%	178.5	667	94%
Reflection	Atlanta, GA	Student Housing	June 2024	97%	116.0	741	89%
Principal Place(6)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	97%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
U.S. Diversified Logistics Portfolio I(7)	Various	Logistics	February 2025	20%	—	9,384,444	95%
U.S. Diversified Logistics Portfolio II(7)	Various	Logistics	June 2025	20%	—	1,926,781	96%
Total					$1,825.8

(1)	Investments in real estate properties includes our consolidated property investments and our unconsolidated investment in Principal Place.
(2)	The joint venture agreements entered into by us (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(3)	Excludes acquisition costs.
(4)
For multifamily and student housing investments, occupancy represents the percentage of all leased units divided by the total available units as of June 30, 2025. Single-family rentals occupancy represents all occupied homes divided by the total stabilized homes as of the date indicated. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of June 30, 2025.

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
(7)
Held through a limited partnership interest in a Brookfield-managed fund that owns the investments. Purchase price represents the aggregate amount of capital funded to the limited partnership by us. As of June 30, 2025, the Brookfield-managed fund had not called any capital related to the investments.

Investments in Real Estate-Related Loans and Securities
The following table details our investments in real estate-related loans and securities as of June 30, 2025 ($ in thousands):

	June 30, 2025
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/Allowance Adjustment	Carrying Amount
Investments held at fair value
CMBS - floating	15	SOFR+3.60%	June 2027	$44,958	$42,218	$42,829
CMBS - fixed	5	4.67%	March 2027	25,663	22,900	7,519
RMBS - floating	1	SOFR+2.15%	October 2035	2,600	2,600	2,616
RMBS - fixed	27	5.33%	March 2027	45,103	43,894	44,585
Real estate-related loans - floating	1	SOFR+8.00%	December 2025	105,689	105,689	105,689
Interest rate swaps	2	4.40%	September 2026	—	—	185
Cross currency forward contracts	1	N/A	July 2025	—	—	(146)
Total investments held at fair value	52	9.11%	October 2026	$224,013	$217,301	$203,277

Investments held at amortized cost
Real estate-related loans - floating	1	SOFR+8.15%	June 2026	$7,044	$—	$7,044
Real estate-related loans - fixed	2	10.00%	December 2025	8,851	(2,892)	5,959
Total investments held at amortized cost	3	11.09%	February 2026	15,895	(2,892)	13,003

Total investments in real estate-related loans and securities	55	9.24%	September 2026	$239,908	$214,409	$216,280

(1)	As of June 30, 2025 SOFR was equal to 4.45%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.

Lease Expirations
The following table details the expiring leases at our consolidated office, logistics, and net lease properties by annualized base rent and square footage as of June 30, 2025 ($ and square feet data in thousands). The table below excludes our multifamily, student housing and single-family rental properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025 (remaining)	8	$782	3%	22	1%
2026	5	987	4%	29	2%
2027	6	765	3%	46	3%
2028	10	1,634	6%	76	5%
2029	10	2,058	7%	178	12%
2030	10	1,740	6%	117	8%
2031	4	1,148	4%	53	4%
2032	1	1,390	5%	211	14%
2033	2	109	—%	3	—%
2034	1	1,467	5%	300	20%
Thereafter	2	15,524	57%	467	31%
Total	59	$27,604	100%	1,502	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$		2025	2024	$
Revenues
Rental revenues	$32,261	$32,193	$68	increased	$65,216	$63,049	$2,167
Other revenues	3,976	3,333	643	increased	6,541	5,690	851
Total Revenues	36,237	35,526	711	increased	71,757	68,739	3,018
Expenses
Rental property operating	13,648	13,262	386	increased	27,268	25,636	1,632
General and administrative	2,018	1,570	448	increased	3,563	3,783	(220)
Management fee	3,099	2,833	266	increased	6,290	5,828	462
Depreciation and amortization	13,133	14,337	(1,204)	decreased	26,269	27,098	(829)
Total Expenses	31,898	32,002	(104)	decreased	63,390	62,345	1,045
Other Income (Expense)
Income from real estate-related loans and securities	5,260	3,311	1,949	increased	9,349	10,369	(1,020)
Interest expense	(14,824)	(17,001)	2,177	decreased	(29,348)	(33,327)	3,979
Gain from unconsolidated entities, net	4,523	2,991	1,532	increased	13,641	3,724	9,917
Other income, net	238	30	208	increased	458	2,184	(1,726)
Total Other Income (Expense)	(4,803)	(10,669)	5,866	increased	(5,900)	(17,050)	11,150
Net (Loss) Income	$(464)	$(7,145)	$6,681	increased	$2,467	$(10,656)	$13,123
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	(297)	230	(527)	increased	$(417)	$433	$(850)
Net income attributable to non-controlling interests - preferred stockholders	(77)	(65)	(12)		(77)	(65)	(12)
Net loss (income) attributable to redeemable non-controlling interests	251	7	244	decreased	(559)	10	(569)
Net (Loss) Income Attributable to Brookfield REIT Stockholders	$(587)	$(6,973)	$6,386	increased	$1,414	$(10,278)	$11,692
Per common share data:
Net (loss) income per share of common stock - basic and diluted	$(0.01)	$(0.08)	$0.07	increased	$0.02	$(0.12)	$0.14
Revenues
Revenues primarily consist of base rent arising from tenant leases at our multifamily, student housing, single-family rental, net lease, office and logistics properties. During the three and six months ended June 30, 2025, revenues increased $0.7 million to $36.2 million and increased $3.0 million to $71.8 million, respectively, compared to the three and six months ended June 30, 2024. The increase was primarily due to incremental rental revenue generated from properties acquired during 2024, as well as rental revenue growth at certain single-family rental properties. The increase was partially offset by decreased rental revenues attributable to the sale of an office property in September 2024.
The components of revenue during these periods are as follows ($ in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024	$	2025	2024	$
Rental revenue	$30,103	$29,819	$284	$60,704	$58,427	$2,277
Tenant reimbursements	2,158	2,374	(216)	4,512	4,622	(110)
Ancillary income and fees	3,976	3,333	643	6,541	5,690	851
Total revenues	$36,237	$35,526	$711	$71,757	$68,739	$3,018

Rental property operating expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. During the three and six months ended June 30, 2025, rental property operating expenses increased $0.4 million to $13.6 million and increased $1.6 million to $27.3 million, respectively, compared to the three and six months ended June 30, 2024. The increase is primarily due to operating expenses attributable to acquisition activity in 2024, partially offset by the sale of an office property in September 2024.
General and administrative expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the three and six months ended June 30, 2025, general and administrative expenses increased $0.4 million to $2.0 million and decreased $0.2 million to $3.6 million, respectively, compared to the three and six months ended June 30, 2024. The decrease in general and administrative expenses was primarily driven by a decrease in income tax expense related to our taxable REIT subsidiaries.
Management fee
Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the three and six months ended June 30, 2025, management fees increased $0.3 million to $3.1 million and $0.5 million to $6.3 million, respectively, compared to the three and six months ended June 30, 2024. Management fees are calculated based on our aggregate NAV of Class S, Class I, Class T, Class D, and Class C shares and Class I units of the Operating Partnership (no management fees are paid on Class E shares or units) and are paid monthly. The increase in management fees for the three and six months ended June 30, 2025, compared to the corresponding periods in the prior year were due to a higher average NAV during the current periods.
Depreciation and amortization
During the three and six months ended June 30, 2025, depreciation and amortization decreased $1.2 million to $13.1 million and decreased $0.8 million to $26.3 million, respectively, compared to the three and six months ended June 30, 2024. The decrease is attributable to the routine asset retirements and the disposition of an office asset, partially offset by a larger asset base as a result of acquisition activity.
Income from real estate-related loans and securities
During the three and six months ended June 30, 2025, income from real estate-related loans and securities increased $1.9 million to $5.3 million and decreased $1.0 million to $9.3 million, respectively, compared to the three and six months ended June 30, 2024. The increase in the most recent three month period is due to the acquisition of a real estate-related loan. The decrease for the most recent six month period is primarily attributable to the sales of real estate-related securities, partially offset by an increase in interest income from real estate-related loans resulting from purchases during the current period.
Interest expense
Interest expense is primarily related to interest incurred on our mortgage loans, credit agreements with a lender secured by certain of our properties, and an uncommitted line of credit from an affiliate of Brookfield (the “Affiliate Line of Credit”). Interest expense decreased $2.2 million to $14.8 million and decreased $4.0 million to $29.3 million during the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024. The decrease is attributable to the extinguishment of debt through the sale of an office property in 2024, as well as the refinancing of certain mortgage loans at lower interest rates. As of June 30, 2025, our weighted average cost of leverage, including the impact of our interest rate derivatives, was 5.27%, compared to 5.86% as of June 30, 2024.
Gain from unconsolidated entities, net
Gain from unconsolidated entities, net consists of changes in the fair value of our investments in unconsolidated entities that are held at fair value, as well as realized and unrealized gains and losses on our foreign currency swap contracts related to our unconsolidated non-U.S. investment in Principal Place. During the three and six months ended June 30, 2025 gains from unconsolidated entities increased $1.5 million to $4.5 million and $9.9 million to $13.6 million, respectively, compared to the three and six months ended June 30, 2024. The increase was primarily due to the fair value gains on our unconsolidated interest in the U.S. Diversified Logistics Portfolios.

Other income, net
Other income, net consists of realized and unrealized gains and losses on our interest rate derivatives and income from our trading securities. During the three and six months ended June 30, 2025, other income increased $0.2 million to $0.2 million and decreased $1.7 million to $0.5 million, respectively, compared to the three and six months ended June 30, 2024. The decrease is primarily due to realized gains on our interest rate derivatives in 2024, partially offset by the unrealized gain on changes to the fair value of our interest rate derivatives.
Net loss (income) attributable to redeemable non-controlling interests
Net loss (income) attributable to redeemable non-controlling interests was $0.6 million for the six months ended June 30, 2025 and less than $0.1 million for the six months ended June 30, 2024. The income or loss allocable to redeemable non-controlling interests is related to interests held in the Operating Partnership by parties other than us. The change from the prior period was due to an increase in redeemable non-controlling interests during the year ended December 31, 2024.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses (as defined in our charter) in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended June 30, 2025, our Total Operating Expenses did not exceed the 2%/25% Limitation.
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
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $498.1 million of liquidity as of June 30, 2025, consisting of $25.4 million of unrestricted cash and cash equivalents, $22.0 million of short-term U.S. Treasury Bonds, $325.7 million of undrawn available capacity on our Secured Credit Facility and SFR Secured Credit Facility, and $125.0 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-related securities, which had an aggregate fair value of $97.5 million as of June 30, 2025.
Our portfolio remains conservatively leveraged at 48.0% as of June 30, 2025, and we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the three and six months ended June 30, 2025, we received $5.1 million and $210.6 million of proceeds from the sale of shares of our common stock, respectively. In addition, during the three and six months ended June 30, 2025, we repurchased $29.0 million and $62.1 million in shares of our common stock under our share repurchase plan, respectively. Since inception, we have satisfied 100% of repurchase requests.

The following table is a summary of our indebtedness as of June 30, 2025 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2025
Fixed rate loans:
Fixed rate mortgages	4.04%	November 2029	N/A	$419,420
Total fixed rate loans				419,420
Variable rate loans:
Variable rate mortgages	SOFR+1.73%	February 2028	N/A	559,826
Secured Credit Facility(3)	SOFR+2.75%	May 2027	$250,000	—
SFR Secured Credit Facility(4)	SOFR+1.85%	May 2027	$185,000	109,300
Affiliate line of credit(5)	SOFR+2.25%	November 2025	$125,000	—
Total variable rate loans				669,126
Total indebtedness				1,088,546
Deferred financing costs, net				(5,559)
Total indebtedness, net				$1,082,987

(1)	As of June 30, 2025, SOFR was 4.45%
(2)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.
(3)	As of June 30, 2025, there were no outstanding borrowings on the Secured Credit Facility.
(4)	As of June 30, 2025, borrowings on the SFR Secured Credit Facility were secured by the single-family rental portfolio.
(5)
Borrowings under the Affiliate Line of Credit bears interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to us or our subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows provided by operating activities	$21,943	$28,010
Cash flows used in investing activities	(168,698)	(22,724)
Cash flows provided by (used in) financing activities	159,661	(377)
Net change in cash and cash equivalents and restricted cash	$12,906	$4,909

Cash flows provided by operating activities decreased $6.1 million during the six months ended June 30, 2025, compared to the corresponding period in 2024. The decrease is primarily due to $10.4 million of proceeds received in the prior period from the settlement of interest rate swap contracts, partially offset by realized gains on investments in real estate-related loans and securities.
Cash flows used in investing activities increased $146.0 million for the six months ended June 30, 2025, compared to the corresponding period in 2024. The increase is primarily due to a $265.2 million increase in cash used to purchase or fund real estate-related loans and securities (net of proceeds from sales and principal repayments) and a $42.5 million increase in cash used to purchase trading securities (net of proceeds from sales of trading securities), partially offset by $163.0 million increase in cash used in the acquisition of real estate in the prior period.
Cash flows provided by (used in) financing activities increased $160.0 million for the six months ended June 30, 2025, compared to the corresponding period in 2024. The increase is primarily due to a $190.4 million increase in proceeds from the issuance of common stock, a $39.8 million decrease in cash used for repurchases of common stock, and a $32.9 million increase in contributions from non-controlling interests related to our DST Program, which was offset by a $79.5 million decrease in net cash from borrowings and repayments on indebtedness and a $16.6 million decrease in subscriptions received in advance.

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
Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of June 30, 2025 ($ and shares/units in thousands):

Components of NAV	June 30, 2025
Investments in real estate	$1,783,210
Investments in real estate-related loans and securities	216,460
Investments in unconsolidated entities(1)	101,284
Cash and cash equivalents	25,397
Restricted cash	11,816
Other assets	36,078
Debt obligations	(1,071,468)
Accrued stockholder servicing fees(2)	(205)
Management fee payable	(1,031)
Dividend payable	(5,557)
Subscriptions received in advance	(931)
Other liabilities	(48,401)
Non-controlling interests in joint ventures	(60,455)
Net asset value	$986,197
Number of shares/units outstanding	94,268

(1)
Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of June 30, 2025, our allocable share of the gross real estate asset value held by such entities was $460.1 million.

(2)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of June 30, 2025, we have accrued under GAAP approximately $15.1 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party Class I OP Units(2)	Third-party Class E OP Units(2)	Total
Net asset value	$272,994	$325,102	$1,106	$157	$71,775	$15,690	$274,541	$24,832	$986,197
Number of shares/units outstanding	26,233	30,920	104	15	7,026	1,494	26,111	2,365	94,268
NAV Per Share/Unit as of June 30, 2025	$10.4067	$10.5143	$10.6082	$10.5713	$10.2154	$10.5017	$10.5143	$10.5017

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes units of the Operating Partnership held by parties other than us.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2025 valuations, based on property types. Once we own more than one office investment, we will include the key assumptions for that property type.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily/Student Housing	7.3%	5.9%
Single-Family Rental	7.1%	5.4%
Net Lease	7.0%	5.5%
Logistics	9.5%	6.1%

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

Input	Hypothetical Change	Multifamily/Student Housing Investment Values	Single-Family Rental Investment Values	Net Lease Investment Values	Logistics Investment Values
Discount Rate	0.25% Decrease	1.9%	1.0%	1.9%	1.8%
(weighted average)	0.25% Increase	(1.8)%	(1.1)%	(1.8)%	(1.8)%
Exit Capitalization Rate	0.25% Decrease	2.6%	3.7%	3.0%	2.7%
(weighted average)	0.25% Increase	(2.4)%	(3.4)%	(2.7)%	(2.5)%

The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines.

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2025
Stockholders’ equity under U.S. GAAP	$460,633
Redeemable non-controlling interest	299,373
Total partners’ capital of Operating Partnership under GAAP	760,006
Adjustments:
Accrued stockholder servicing fee	15,123
Deferred rent	(6,743)
Advanced organizational and offering costs	5,655
Unrealized net real estate appreciation	(13,457)
Accumulated depreciation and amortization	225,613
NAV	$986,197

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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders and redeemable non-controlling interests. We believe it is meaningful to include redeemable non-controlling interests since it is a component of our NAV ($ in thousands):

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss) attributable to Brookfield REIT stockholders and redeemable non-controlling interests	$(838)	$(6,980)	$1,973	$(10,288)
Adjustments to arrive at FFO:
Depreciation and amortization	13,133	14,337	26,269	27,098
Amount attributable to non-controlling interests for above adjustments	(190)	(226)	(384)	(435)
FFO attributable to stockholders and redeemable non-controlling interests	12,105	7,131	27,858	16,375
Adjustments to arrive at AFFO:
Straight-line rental income	(121)	(792)	(331)	(1,627)
Amortization of above and below market lease intangibles, net	(331)	(238)	(652)	(377)
Amortization of deferred financing costs	428	806	936	1,591
Amortization of upfront derivative acquisition costs	260	431	549	1,004
Amortization of restricted stock awards	83	81	164	161
Unrealized (gain) loss on investments, net(1)	(4,370)	622	(13,593)	681
Provision for current expected credit losses	—	—	—	(230)
Amount attributable to non-controlling interests for above adjustments	(21)	(39)	(44)	(69)
AFFO attributable to stockholders and redeemable non-controlling interests	8,033	8,002	14,887	17,509
Adjustments to arrive at FAD:
Non-cash management fee	3,099	2,833	6,290	5,828
Realized gain on sale of real estate-related loans and securities	(416)	(3,157)	(837)	(4,255)
Realized gain on financial instruments(2)	—	—	—	(3,615)
Stockholder servicing fees	(597)	(749)	(1,222)	(1,579)
FAD attributable to stockholders and redeemable non-controlling interests	$10,119	$6,929	$19,118	$13,888

(1)
Unrealized gain on investments, net relates to provisions for current estimated credit losses and mark-to-market changes on our investments in real estate-related securities, derivative contracts, and investments in unconsolidated entities reported at fair value. For the three and six months ended June 30, 2025, unrealized gain on investments, net includes $1.4 million and $2.9 million, respectively, of net operating income less interest expense attributable to our unconsolidated investment in Principal Place. For the three and six months ended June 30, 2024, unrealized gain on investments, net includes $1.3 million and $2.6 million, respectively, of net operating income less interest expense attributable to our unconsolidated investment in Principal Place.

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

The following table details the aggregate net distributions declared for each of our classes of common stock for the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2025
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	0.2124	0.2124	0.2124	0.2124	0.2124	0.2124
Stockholder servicing fees per share of common stock	(0.0221)	—	(0.0067)	(0.0225)	—	—
Management fees per share of common stock	(0.0327)	(0.0330)	(0.0333)	(0.0331)	(0.0321)	—
Net distributions declared per share of common stock	$0.1576	$0.1794	$0.1724	$0.1568	$0.1803	$0.2124

	Six Months Ended June 30, 2025
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.4258	$0.4258	$0.4258	$0.3545	$0.4258	$0.4258
Stockholder servicing fees per share of common stock	(0.0447)	—	(0.0135)	(0.0374)	—	—
Management fees per share of common stock	(0.0663)	(0.0670)	(0.0676)	(0.0557)	(0.0652)	—
Net distributions declared per share of common stock	$0.3148	$0.3588	$0.3447	$0.2614	$0.3606	$0.4258

The following tables summarize our distributions declared during the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Amount	Percentage	Amount	Percentage
Company Distributions
Payable in cash	$8,175	71%	$5,936	41%
Reinvested in shares	3,394	29%	8,716	59%
Total Company distributions	$11,569	100%	$14,652	100%
Operating Partnership Distributions(1)
Payable in cash	$—	—%	$—	—%
Reinvested in units	5,127	100%	17	100%
Total Operating Partnership distributions	$5,127	100%	$17	100%
Total Company and Operating Partnership Distributions	$16,696	100%	$14,669	100%

Sources of Company and Operating Company Distributions
Cash flows from operating activities	$13,331	80%	$12,883	88%
Cash flow from other sources(2)	3,365	20%	1,786	12%
Total sources of distributions	$16,696	100%	$14,669	100%

Cash flows from operating activities(3)	$13,331		$11,904
Funds from Operations	$12,105		$7,131
Adjusted Funds from Operations	$8,033		$8,002
Funds Available for Distribution	$10,119		$6,929

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Amount	Percentage	Amount	Percentage
Company Distributions
Payable in cash	$16,741	71%	$12,151	41%
Reinvested in shares	6,827	29%	17,628	59%
Total Company distributions	$23,568	100%	$29,779	100%
Operating Partnership Distributions(1)
Payable in cash	$—	—%	$—	—%
Reinvested in units	10,172	100%	35	100%
Total Operating Partnership distributions	$10,172	100%	$35	100%
Total Company and Operating Partnership Distributions	$33,740	100%	$29,814	100%

Sources of Company and Operating Company Distributions
Cash flows from operating activities	$21,942	65%	$28,010	94%
Cash flow from other sources(2)	$11,798	35%	1,804	—%
Total sources of distributions	$33,740	100%	$29,814	94%

Cash flows from operating activities(3)	$21,943		$28,010
Funds from Operations	$27,858		$16,375
Adjusted Funds from Operations	$14,887		$17,509
Funds Available for Distribution	$19,118		$13,888

(1)	Distributions paid by the Operating Partnership to third parties other than the Company.
(2)	Includes cash flows from investing activities, such as proceeds from sales of trading securities and real estate-related securities.
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
Critical Accounting Estimates
The preparation of these financial statements in accordance with GAAP involve significant judgment and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2025, the outstanding principal balance of our variable rate indebtedness was $669.1 million.
Certain of our mortgage loans and other indebtedness are variable rate and indexed to the U.S. Dollar denominated Secured Overnight Financing Rate (“SOFR”). For the six months ended June 30, 2025, a 10% increase in SOFR would have resulted in increased interest expense of $0.5 million. We have executed interest rate swaps and caps with an aggregate notional amount of $769.2 million as of June 30, 2025, to hedge the risk of increasing interest rates.
Investments in Real Estate-Related Loans and Securities
As of June 30, 2025, we held $216.3 million of investments in real estate-related loans and securities. Certain of our investments are floating rate and indexed to SOFR. As such, we are exposed to interest rate risk and our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the six months ended June 30, 2025, a 10% increase or decrease in SOFR would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.1 million. We have executed interest rate swaps with an aggregate notional amount of $24.0 million as of June 30, 2025, to hedge the risk of decreasing interest rates.
We may also be exposed to market risk with respect to our investments in real estate-related securities and real estate-related loans that are held at fair value due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related loans and securities by making investments backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of June 30, 2025, the fair value at which we may sell our investments in real estate-related loans and securities is not known, but a 10% change in the fair value of our investments in real estate-related loans and securities may result in an unrealized gain or loss of $20.3 million.
Foreign Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar (“USD”). We seek to manage or mitigate our exposure to the effects of currency changes by entering into derivative financial instruments to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, changes in the timing or amount of foreign currency denominated cash flows from our non-U.S. investments. As of June 30, 2025, we have two foreign currency derivatives with an aggregate notional amount of £64.9 million.
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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
For the three months ended June 30, 2025, all equity securities that were sold and not registered under the Securities Act were previously reported on Current Reports on Form 8-K.

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
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of our common stock and Operating Partnership units in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021. We and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”), pursuant to which we and the Operating Partnership will offer to repurchase shares of common stock or units of the Operating Partnership, as applicable, from the Brookfield Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares and units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50.0 million. Pursuant to the terms of the Brookfield Repurchase Arrangement, the Brookfield Investor may cause us or the Operating Partnership to repurchase its shares and units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Public Offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of our common stock or units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. Shares of our common stock or units held by the Brookfield Investor that were not issued as consideration for the contribution of certain properties to the Operating Partnership are not subject to the Brookfield Repurchase Arrangement, but may be redeemed, in whole or in part, for cash upon the request of the Brookfield Investor, subject to the limitations of our share purchase plan. For the six months ended June 30, 2024, we and the Operating Partnership did not repurchase any shares or units as part of the Brookfield Repurchase Arrangement.
During the three months ended June 30, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)(2)	Repurchases as a Percentage of Shares Outstanding(3)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(4)
April 2025	1,250,131	1.8%	$10.4666	1,250,131	—
May 2025	460,555	0.7%	$10.4804	460,555	—
June 2025(5)	1,356,622	2.0%	$10.4777	1,057,784	—
Total	3,067,308			2,768,470

(1)	Repurchases are limited under the share repurchase plan as described above.
(2)	Share repurchases were funded through a combination of proceeds from the sale of our common stock and proceeds from the sale of trading securities and real estate-related securities.
(3)
Includes shares repurchased outside of the share repurchase plan. For purposes of calculating the monthly and quarterly limits under our share repurchase plan, net repurchases as a percentage of aggregate NAV were 1.6%, 0.3% and 0.1% for the months of April 2025, May 2025 and June 2025, respectively, and 2.1% for the calendar quarter ended June 30, 2025.

(4)	All repurchase requests under our share repurchase plan were satisfied during the period.
(5)	Includes 298,838 Class I shares repurchased from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
On August 11, 2025, we, the Adviser and the Operating Partnership entered into that certain Third Amended and Restated Advisory Agreement (the “Amended and Restated Advisory Agreement”). The terms of the Amended and Restated Advisory Agreement are generally consistent with the prior Advisory Agreement, but include, at the request of a state securities examiner, certain clarifying terms, including that acquisition expenses paid by us will not be duplicative of any other fees or expenses paid to the Adviser or its affiliates. A copy of the Amended and Restated Advisory Agreement is attached hereto as Exhibit 10.1 and incorporated herein by reference.

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

4.2	Brookfield Share/OP Unit Repurchase Arrangement (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022 and incorporated herein by reference)

10.1*	Third Amended and Restated Advisory Agreement, dated August 11, 2025, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
*	Filed herewith.
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

Brookfield Real Estate Income Trust Inc.

August 14, 2025	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

August 14, 2025	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Financial Officer
(Principal Financial and Accounting Officer)