Form 10-Q
period 2025-09-30
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2025-11-12
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X
As of October 31, 2025, the registrant had the following shares outstanding: 30,796,429 Class I shares, par value $0.01 per share, 25,188,623 Class S shares, par value $0.01 per share, 99,703 Class D shares, par value $0.01 per share, 15,167 Class T shares, par value $0.01 per share, 6,574,628 Class C shares, no par value per share, and 1,493,799 Class E shares, no par value per share.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$1,561,380	$1,592,802
Investments in real estate-related loans and securities, net	207,585	71,505
Investments in unconsolidated entities	162,136	81,566
Intangible assets, net	32,544	35,008
Cash and cash equivalents	19,534	13,763
Restricted cash	14,354	10,544
Accounts and other receivables, net	11,553	9,401
Other assets	7,655	6,674
Total Assets	$2,016,741	$1,821,263
Liabilities and Equity
Mortgage loans and secured credit facilities, net	$1,082,840	$1,061,366
Affiliate line of credit	30,000	12,790
Due to affiliates	27,707	32,883
Intangible liabilities, net	23,776	24,783
Accounts payable, accrued expenses and other liabilities	36,093	42,732
Subscriptions received in advance	2,254	1,204
Total Liabilities	1,202,670	1,175,758

Commitments and contingencies	—	—
Redeemable non-controlling interests	303,784	302,743

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 25,553 and 27,817 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	255	278
Common stock - Class I shares, 0.01 par value per share, 250,000 shares authorized; 31,071 and 14,215 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	311	142
Common stock - Class T shares, 0.01 par value per share, 225,000 shares authorized; 15 and no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock - Class D shares, 0.01 par value per share, 100,000 shares authorized; 100 and 127 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Common stock - Class C shares, no par value per share, 100,000 shares authorized; 6,904 and 8,262 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	50	66
Common stock - Class E shares, no par value per share, 100,000 shares authorized; 1,497 and 1,382 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	767,515	619,431
Accumulated deficit and cumulative distributions	(332,005)	(296,692)
Total Stockholders’ Equity	436,127	323,226
Non-controlling interests in consolidated joint ventures	73,535	18,911
Non-controlling interests attributable to preferred shareholders	625	625
Total Equity	510,287	342,762
Total Liabilities and Equity	$2,016,741	$1,821,263

See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental revenues	$32,361	$33,715	$97,577	$96,765
Other revenues	3,716	5,676	10,258	11,366
Total Revenues	36,077	39,391	107,835	108,131

Expenses
Rental property operating	14,503	13,571	41,771	39,206
General and administrative	1,470	2,295	5,033	6,078
Management fee	3,221	2,715	9,511	8,544
Impairment of investments in real estate	—	33,922	—	33,922
Depreciation and amortization	13,085	16,209	39,354	43,307
Total Expenses	32,279	68,712	95,669	131,057

Other Income (Expense)
Income from real estate-related loans and securities	5,155	4,453	14,504	14,822
Interest expense	(15,043)	(18,957)	(44,391)	(52,284)
Gain on extinguishment of debt	—	32,251	—	32,251
Gain from unconsolidated entities, net	3,902	1,554	17,543	5,278
Other income (expense), net	223	(476)	680	1,707
Total Other Income (Expense)	(5,763)	18,825	(11,664)	1,774
Net (Loss) Income	$(1,965)	$(10,496)	$502	$(21,152)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(540)	$289	$(957)	$722
Net income attributable to non-controlling interests - preferred stockholders	—	(3)	(77)	(69)
Net loss attributable to redeemable non-controlling interests	764	10	203	20
Net Loss Attributable to Brookfield REIT Stockholders	$(1,741)	$(10,200)	$(329)	$(20,479)
Per common share data:
Net (loss) income per share of common stock - basic and diluted	$(0.03)	$(0.12)	$0.00	$(0.24)
Weighted average shares of common stock outstanding - basic and diluted	66,411	83,441	67,808	85,676

See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Three Months Ended September 30, 2025
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests Attributable to Preferred Shareholders	Total Equity
Balance at June 30, 2025	$309	$262	$52	$—	$—	$1	$778,855	$(318,846)	$460,633	$53,480	$625	$514,738
Common stock issued	12	2	—	—	—	—	14,775	—	14,789	—	—	14,789
Preferred equity issued	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	457	—	457	—	—	457
Distribution reinvestment	1	2	—	—	—	—	3,239	—	3,242	—	—	3,242
Common stock repurchased	(11)	(11)	(2)	—	—	—	(24,688)	—	(24,712)	—	—	(24,712)
Stock-based compensation	—	—	—	—	—	—	81	—	81	—	—	81
Net (loss) income	—	—	—	—	—	—	—	(2,505)	(2,505)	540	—	(1,965)
Distributions declared on common stock	—	—	—	—	—	—	—	(11,418)	(11,418)	—	—	(11,418)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(700)	—	(700)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	20,215	—	20,215
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(5,204)	764	(4,440)	—	—	(4,440)
Balance at September 30, 2025	$311	$255	$50	$—	$—	$1	$767,515	$(332,005)	$436,127	$73,535	$625	$510,287

Three Months Ended September 30, 2024
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests Attributable to Preferred Shareholders	Total Equity
Balance at June 30, 2024	$407	$300	$74	$—	$2	$965,258	$(254,028)	$712,013	$4,637	$750	$717,400
Common stock issued	27	1	—	—	—	32,546	—	32,574	—	—	32,574
Preferred equity issued	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	1,287	—	1,287	—	—	1,287
Distribution reinvestment	6	3	—	—	—	8,652	—	8,661	—	—	8,661
Common stock repurchased	(30)	(22)	—	—	(1)	(57,122)	—	(57,175)	—	(125)	(57,300)
Stock-based compensation	—	—	—	—	—	80	—	80	—	—	80
Net (loss) income	—	—	—	—	—	—	(10,210)	(10,210)	(289)	3	(10,496)
Distributions declared on common stock	—	—	—	—	—	—	(14,402)	(14,402)	—	(3)	(14,405)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	50	—	50
Allocation to redeemable non-controlling interests	—	—	—	—	—	(17)	—	(17)	—	—	(17)
Balance at September 30, 2024	$410	$282	$74	$—	$1	$950,684	$(278,640)	$672,811	$4,398	$625	$677,834

Nine Months Ended September 30, 2025
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests Attributable to Preferred Shareholders	Total Equity
Balance at December 31, 2024	$142	$278	$66	$—	$—	$1	$619,431	$(296,692)	$323,226	$18,911	$625	$342,762
Common stock issued	203	5	—	—	—	—	231,038	—	231,246	—	—	231,246
Preferred equity issued	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	608	—	608	—	—	608
Distribution reinvestment	3	6	—	—	—	—	10,060	—	10,069	—	—	10,069
Common stock repurchased	(37)	(34)	(16)	—	—	—	(92,537)	—	(92,624)	—	—	(92,624)
Stock-based compensation	—	—	—	—	—	—	244	—	244	—	—	244
Net (loss) income	—	—	—	—	—	—	—	(532)	(532)	957	77	502
Distributions declared on common stock	—	—	—	—	—	—	—	(34,984)	(34,984)	—	—	(34,984)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,456)	(77)	(1,533)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	55,123	—	55,123
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(1,329)	203	(1,126)	—	—	(1,126)
Balance at September 30, 2025	$311	$255	$50	$—	$—	$1	$767,515	$(332,005)	$436,127	$73,535	$625	$510,287

Nine Months Ended September 30, 2024
	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests Attributable to Preferred Shareholders	Total Equity
Balance at December 31, 2023	$415	$342	$83	$—	$1	$1,028,028	$(213,960)	$814,909	$3,022	$375	$818,306
Common stock issued	46	6	—	—	1	60,260	—	60,313	—	—	60,313
Preferred equity issued	—	—	—	—	—	—	—	—	—	375	375
Offering costs	—	—	—	—	—	3,976	—	3,976	—	—	3,976
Distribution reinvestment	15	7	—	—	—	26,267	—	26,289	—	—	26,289
Common stock repurchased	(66)	(73)	(9)	—	(1)	(168,049)	—	(168,198)	—	(125)	(168,323)
Stock-based compensation	—	—	—	—	—	219	—	219	—	—	219
Net (loss) income	—	—	—	—	—	—	(20,499)	(20,499)	(722)	69	(21,152)
Distributions declared on common stock	—	—	—	—	—	—	(44,181)	(44,181)	—	(69)	(44,250)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,098	—	2,098
Allocation to redeemable non-controlling interests	—	—	—	—	—	(17)	—	(17)	—	—	(17)
Balance at September 30, 2024	$410	$282	$74	$—	$1	$950,684	$(278,640)	$672,811	$4,398	$625	$677,834

See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$502	$(21,152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,354	43,307
Impairment of investments in real estate	—	33,922
Management fees	9,511	8,544
Gain on extinguishment of debt	—	(32,251)
Amortization of above and below market leases and lease inducements, net	(993)	(583)
Amortization of restricted stock grants	242	242
Amortization of deferred financing costs	1,551	2,642
Amortization of upfront derivative acquisition costs	805	1,431
Provision for current expected credit losses	289	(134)
Realized gain on sale of treasury bills	(1,141)	—
Accrued paid-in-kind interest	(686)	(653)
Realized loss (gain) on sale of derivatives	1,993	(2,839)
Realized gain on investments in real estate-related loans and securities	(902)	(7,384)
Unrealized gain on investments	(18,855)	(4)
Distributions of earnings from unconsolidated entities	1,787	1,339
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(325)	(833)
Upfront derivative acquisition costs	(193)	(369)
Receipt of deferred loan origination fees	300	—
(Payments) proceeds from settlement of derivative contracts	(1,993)	9,574
Increase in other assets	(985)	(1,949)
Increase in accounts receivable, net	(2,152)	(2,751)
Increase in accounts payable, accrued expenses and other liabilities	2,389	6,546
Decrease in due to affiliates	(262)	(1,901)
Net cash provided by operating activities	30,236	34,744
Cash flows from investing activities
Acquisitions of real estate	—	(166,487)
Investment in unconsolidated entities	(59,763)	—
Purchase of real estate-related loans and securities	(188,233)	(15,871)
Funding of real estate-related loan commitments	(19,086)	—
Proceeds from sale of real estate-related loans and securities	66,989	162,400
Proceeds from principal repayments of real estate-related loans and securities	4,868	8,926
Proceeds from disposition of real estate	—	25,468
Capital improvements to real estate	(5,286)	(3,838)
Purchase of trading securities	(340,923)	(182,734)
Proceeds from sale of trading securities	339,077	223,253
Net cash (used in) provided by investing activities	(202,357)	51,117
Cash flows from financing activities:
Borrowings from mortgage loans	166,700	132,000
Borrowings from secured credit facility	109,300	25,500
Repayment of mortgage loans	(106,899)	(125,413)
Repayment of secured credit facility	(144,485)	—
Borrowings from affiliate line of credit	110,000	93,500
Repayment of affiliate line of credit	(92,790)	(67,000)
Payment of deferred financing costs	(4,680)	(2,165)
Proceeds from issuance of common stock	220,788	48,596
Proceeds from issuance of preferred equity	—	375
Repurchases of common stock	(102,882)	(174,305)
Subscriptions received in advance	2,254	2,713
Payment of organizational and offering costs	(5,051)	(4,881)
Distributions to non-controlling interests	(1,456)	(125)
Contributions from non-controlling interests	55,123	2,098
Distributions	(24,143)	(18,289)
Distributions to non-controlling interests attributable to preferred stockholders	(77)	(69)
Net cash provided by (used in) financing activities	181,702	(87,465)
Net change in cash and cash-equivalents and restricted cash	9,581	(1,604)
Cash and cash-equivalents and restricted cash, beginning of period	24,307	40,701
Cash and cash-equivalents and restricted cash, end of period	$33,888	$39,097

See accompanying notes to Consolidated Financial Statements.

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$19,534	$28,811
Restricted cash	14,354	10,286
Total cash and cash equivalents and restricted cash	$33,888	$39,097

Supplemental disclosures:
Interest paid	$42,046	$48,396
Non-cash investing and financing activities:
Accrued stockholder servicing fee due to affiliate	$(1,632)	$(4,486)
Accrued offering costs	$1,716	$(45)
Accrued capital improvements	$—	$141
Accrued repurchases of common stock in accounts payable	$5,834	$(5,564)
Accrued repurchases of common stock in due to affiliates	$3,146	$(544)
Accrued dividends reinvested	$10,069	$(376)
Decrease in assets and liabilities in connection with disposition of real estate
Investments in real estate, net	$—	$33,922
Mortgage loans	$—	$32,251

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
The Company is conducting a continuous public offering (the “Public Offering”) of Class S, Class T, Class D and Class I shares of its common stock pursuant to the Securities Act of 1933, as amended (the “Securities Act”). On April 30, 2018, the Company launched its initial public offering of up to $2.0 billion in shares of its common stock. On November 2, 2021, the initial public offering terminated and the Company commenced its second public offering with the Securities and Exchange Commission (the “SEC”) of up to $7.5 billion in shares of common stock. On July 2, 2025, the second offering terminated and the Company commenced its third public offering of up to $7.5 billion of shares of its common stock, consisting of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan. As of September 30, 2025, the Company had received aggregate net proceeds of $1.0 billion from the sales of its common stock through its Public Offering.
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
In October 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, from private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of September 30, 2025, the Company has raised approximately $75.5 million of aggregate gross proceeds from its DST Program.
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
As of September 30, 2025, the Company owned 19 investments in real estate, 11 investments in real estate-related securities, five investments in real estate-related loans, five forward currency swaps and two interest rate derivatives related to investments in real estate-related loans and securities securities, four investments in unconsolidated real estate ventures and one forward currency swap related to investments in unconsolidated real estate ventures. The Company currently operates in six reportable segments: multifamily and student housing, office, logistics, single-family rental, net lease and real estate-related loans and securities. See Note 15 — “Segment Reporting” to the Company’s Consolidated Financial Statements for financial results by segment.

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
The Company consolidates all entities in which it retains a controlling financial interest through majority ownership or voting rights and entities that meet the definition of a variable interest entity (“VIE”) for which it is deemed to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities as its sole general partner. The Company also consolidates all VIEs for which it is the primary beneficiary. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities are accounted for using the equity method of accounting. Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses. As of September 30, 2025, the total assets and liabilities of the Company’s consolidated VIEs were $541.6 million and $330.2 million, respectively, compared to $392.6 million and $252.9 million, respectively, as of December 31, 2024. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
As of September 30, 2025, the Company’s investments in real estate included two properties held by a DST whose DST Interests were sold as part of the DST Program. As of September 30, 2025, the total investments in real estate, net associated with the DST Properties was $267.4 million. As of December 31, 2024, the Company’s investments in real estate included one property held by a DST whose DST Interests were sold as part of the DST Program. As of December 31, 2024, the total investments in real estate, net associated with the DST Property was $126.0 million. The Company has determined that each

DST is a VIE and the Company is the primary beneficiary of the VIE. As a result, each DST is included in the Company’s Consolidated Financial Statements.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the Consolidated Financial Statements are reasonable and supportable based on the information available as of September 30, 2025.
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
The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the nine months ended September 30, 2025, the Company did not recognize any impairment charges on its investments in real estate. During the year ended December 31, 2024, the Company recognized an impairment charge of $33.9 million related to an office property that was sold in September 2024.
Properties Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of September 30, 2025 and December 31, 2024.
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
Certain of the Company’s real estate-related loans are classified as held for investment and are recorded at amortized cost. The Company assesses the collectability of its real estate-related loans held at amortized cost to estimate credit losses over the contractual term of each loan on a periodic basis. The Company’s estimate of credit losses is based on relevant factors, including historical realized loss rates and current market conditions that affect the collectability of its investments. The Company also considers, among other things, payment status, lien position, borrower or tenant financial resources, and underlying collateral. The Company recognizes an allowance for credit loss when the carrying amount of a loan differs from the amount expected to be collected. For further details on the Company’s allowance for credit loss, see Note 6 — “Investments in Real Estate-Related Loans and Securities” to the Company’s Consolidated Financial Statements.
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
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Other income (expense), net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Other income (expense), net on the Company’s Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, income from trading securities was $0.3 million and $1.1 million, respectively. During the three and nine months ended September 30, 2024, income from trading securities was $0.3 million and $0.8 million, respectively.
Foreign Currency
In the normal course of business, the Company makes investments in real estate and real estate-related loans and securities outside the United States that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations as a component of Gain from unconsolidated entities, net or Income from real estate-related loans and securities dependent upon the type of asset on the Company’s Consolidated Statements of Operations.
Deferred Charges
The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring, and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes and term loans are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments. Deferred financing costs related to the Company’s revolving credit facility are recorded as a component of Other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreements. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Intangible assets, net on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.
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
The Company’s derivative financial instruments are reported at fair value. The fair values of the Company’s interest rate swaps are determined using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk. The fair values of the Company’s interest rate caps are determined using models developed by the respective counterparty as well as third-party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). The fair values of the Company’s foreign currency swaps are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying instruments. The inputs used in determining the Company’s derivative financial instruments reported at fair value are considered Level 2.
The Company has elected the FVO for its equity method investments and therefore, reports these investments at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Gain (loss) from unconsolidated entities on the Company’s Consolidated Statements of Operations. The Company separately values the assets and liabilities of each equity method investment. To determine the fair value of the assets of the equity method investments, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company determines the fair value of the indebtedness of the equity method investments by modeling the cash flows required by the debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its equity method investment at fair value. The inputs used in determining the Company’s equity method investments carried at fair value are considered Level 3.
The Company’s carrying values of cash and cash equivalents, restricted cash, accounts receivable and other receivables, accounts payable, accrued liabilities and other liabilities approximate fair value because of the short-term nature of these instruments.
The following table details the Company’s assets and liabilities that are measured at fair value on a recurring basis ($ in thousands):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related loans and securities	$—	$31,404	$124,301	$155,705	$—	$51,578	$6,238	$57,816
Investments in unconsolidated entities	—	—	162,136	162,136	—	—	81,566	81,566
Trading securities	—	2,990	—	2,990	—	—	—	—
Derivatives	—	649	—	649	—	3,645	—	3,645
Derivatives related to investments in real estate-related securities	—	186	—	186	—	102	—	102
Total assets	$—	$35,229	$286,437	$321,666	$—	$55,325	$87,804	$143,129
Liabilities:
Derivatives	$—	$975	$—	$975	$—	$—	$—	$—
Derivatives related to investments in real estate-related securities	—	76	—	76	—	—	—	—
Total liabilities	$—	$1,051	$—	$1,051	$—	$—	$—	$—

The following table details the Company’s assets that are measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in real estate-related loans and securities	Investments in unconsolidated entities	Total Assets
Balance as of December 31, 2024	$6,238	$81,566	$87,804
Purchases	99,914	—	99,914
Funding of real estate-related loan commitments	19,086	—	19,086
Contributions of equity into unconsolidated entities	—	59,763	59,763
Distributions of earnings from unconsolidated entities	—	(1,787)	(1,787)
Included in net income
Unrealized (loss) gain	(937)	16,515	15,578
Gain on foreign currency translation	—	6,079	6,079
Balance as of September 30, 2025	$124,301	$162,136	$286,437

The following tables contain the quantitative inputs and assumptions that are used to determine fair value for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Investments in real estate-related loans and securities	$124,301	Discounted cash flow	Discount rate	12.4%	Decrease
Investments in unconsolidated entities	$162,136	Discounted cash flow	Discount rate	8.2%	Decrease
			Exit capitalization rate	5.5%	Decrease

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Investments in real estate-related securities	$6,238	Discounted cash flow	Discount Rate	18.7%	Decrease
Investments in unconsolidated entities	$81,566	Discounted cash flow	Discount rate	6.3%	Decrease
			Exit capitalization rate	5.2%	Decrease
Valuation of Assets Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. As of September 30, 2025, the Company had no impaired assets that are measured at fair value on a nonrecurring basis.
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of September 30, 2025, the fair value of the Company’s mortgage loans and other indebtedness was approximately $14.8 million below the outstanding principal balance.
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
The Company has formed wholly-owned subsidiaries that are taxed as taxable REIT subsidiaries (“TRSs”) that are subject to taxation at the federal, state and local levels, as applicable, at regular corporate tax rates. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business. For the three and nine months ended September 30, 2025, the Company recognized income tax expense of $0.1 million and $0.1 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company recognized income tax expense of $0.1 million and $0.5 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of Operations.
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
The Adviser and its affiliates advanced $13.6 million of organization and offering expenses on the Company’s behalf through July 5, 2023, subject to the following reimbursement terms: (1) the Company reimburses the Adviser for all such advanced expenses paid through July 5, 2022 ratably over the 60 months following July 6, 2022; and (2) the Company reimburses the Adviser for all such advanced expenses paid from July 6, 2022 through July 5, 2023 ratably over the 60 months following July 6, 2023. Beginning July 6, 2023, the Company reimburses the Adviser for any organization and offering expenses that it incurs on the Company’s behalf as and when incurred.
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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three and nine months ended September 30, 2025 and 2024, there were no dilutive participating securities.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expenses Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. A relevant expenses caption is an expense caption presented on the face of the income statement within continuing operations that contain any of the expense categories listed. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 but does not believe the adoption of ASU 2024-03 will have a material impact on the Company’s Consolidated Financial Statements.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which amends ASC 326-20 to provide a practical expedient (available to all entities) that permits an entity to assume that current conditions as of the balance sheet date will not change for the remaining life of current accounts receivable and current contract assets arising from transactions under ASC 606, thereby simplifying the forecasting requirement in developing reasonable and supportable forecasts. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. The Company adopted the provisions of ASU 2025-05 effective August 1, 2025. The adoption of this rule did not have a material impact on the Company’s Consolidated Financial Statements.
On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. These included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers as well as the permanent extension of the limitation on non-corporate taxpayers using “excess business losses” to offset other income. The OBBBA also increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets.

3. Investments in Real Estate
As of September 30, 2025 and December 31, 2024, the Company’s investments in real estate, net, consisted of the following ($ in thousands):

	September 30, 2025	December 31, 2024
Building and building improvements	$1,364,700	$1,362,183
Land and land improvements	293,668	293,424
Tenant improvements	29,474	29,189
Furniture, fixtures and equipment	44,944	43,306
Total	1,732,786	1,728,102
Accumulated depreciation	(171,406)	(135,300)
Investments in real estate, net	$1,561,380	$1,592,802

Acquisitions
During the three and nine months ended September 30, 2025, the Company did not acquire any real estate investments. During the year ended December 31, 2024, the Company acquired $167.9 million of real estate investments, which were comprised of 181 single-family rental properties and one student housing property.
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

Dispositions
During the three and nine months ended September 30, 2025, the Company had no dispositions. During the year ended December 31, 2024, the Company disposed of an office property for a gross sales price of $27.6 million. In connection with the sale, the Company repaid $25.5 million of the mortgage loan secured by the property and the lender extinguished the loan, resulting in a $32.3 million gain on extinguishment of debt. The Company did not receive any net sales proceeds from the disposition.

4. Investments in Unconsolidated Entities
The Company holds four investments in unconsolidated joint ventures that it has elected to account for using the FVO, as the Company’s ownership interests in the joint ventures do not meet the requirements for consolidation. Each of the investments are considered to be VIEs.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	September 30, 2025
Investment	Segment	Number of Properties	Ownership Interest	Fair Value
Principal Place	Net Lease	1	20%	$90,863
U.S. Diversified Logistics Portfolio I(1)	Logistics	72	19%	56,003
U.S. Diversified Logistics Portfolio II(1)	Logistics	31	19%	15,270
The Avery(2)	Multifamily	1	2%	—
Total unconsolidated entities carried at fair value		105		$162,136

	December 31, 2024
Investment	Segment	Number of Properties	Ownership Interest	Fair Value
Principal Place	Net Lease	1	20%	$81,566
The Avery(2)	Multifamily	1	2%	—
Total unconsolidated entities carried at fair value		2		$81,566

(1)
Refer to Note 10 — “Related Party Transactions - Assignments of Limited Partnership Interest from Brookfield Affiliate” for further information regarding the Company’s limited partnership interests in the U.S. Diversified Logistics Portfolio I and the U.S. Diversified Logistics Portfolio II. The Company’s ownership percentage of the investments decreased from 20% to 19% in September 2025 as a result of the Brookfield-managed fund closing its final investor commitments during the quarter.

(2)
In December 2023, the Company acquired a 2% equity interest in The Avery, a condo and multifamily property located in San Francisco, California, through an indirect interest in a joint venture that owns the property. The Company did not pay any consideration for its interest, which was granted to the Company by the borrower on the Company’s investments in The Avery Senior Loan and The Avery Mezzanine Loan. As of September 30, 2025 and December 31, 2024, the fair value of the Company’s equity interest in The Avery was zero.

The following table details the Company’s gain from unconsolidated entities ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Investment	Segment	2025	2024	2025	2024
Principal Place	Net Lease	$2,320	$1,554	$6,033	$5,278
U.S. Diversified Logistics Portfolio I	Logistics	474	—	10,898	—
U.S. Diversified Logistics Portfolio II	Logistics	1,108	—	612	—
The Avery	Multifamily	—	—	—	—
Total gain from unconsolidated entities, net		$3,902	$1,554	$17,543	$5,278

The following tables provide the combined summarized financial information of our unconsolidated entities as of the dates and for the periods set forth below ($ in thousands):

Balance Sheets:	September 30, 2025	December 31, 2024
Total assets	$2,134,741	$1,004,069
Total liabilities	$1,412,433	$615,447

Brookfield REIT’s share of net equity	$142,699	$77,724
Fair value adjustments	19,437	3,842
Total investments in unconsolidated entities	$162,136	$81,566

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statements:	2025	2024	2025	2024
Total revenues	$37,662	$12,654	$93,052	$37,590
Net loss	(6,060)	77	$(20,842)	$(1,188)

Brookfield REIT’s share of net loss	$(1,099)	$15	$(4,055)	$(238)
Fair value adjustments	$5,001	1,539	21,598	5,516
Total gain from unconsolidated entities	$3,902	$1,554	$17,543	$5,278

5. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$28,587	$29,340
Lease origination costs	12,063	12,285
Tax intangibles	5,249	5,249
Above-market lease intangibles	114	114
Total intangible assets	$46,013	$46,988
Accumulated amortization:
In-place lease intangibles	$(6,400)	$(5,889)
Lease origination costs	(4,486)	(4,025)
Tax intangibles	(2,515)	(2,011)
Above-market lease intangibles	(68)	(55)
Total accumulated amortization	$(13,469)	$(11,980)
Intangible assets, net	$32,544	$35,008

Intangible liabilities:
Below-market lease intangibles	$(28,873)	$(28,909)
Accumulated amortization	5,097	4,126
Intangible liabilities, net	$(23,776)	$(24,783)

The weighted average amortization periods of the Company’s intangible assets is 153 months and intangible liabilities is 221 months.
As of September 30, 2025, the estimated future amortization of the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2025 (remaining)	$397	$5	$488	$(332)
2026	1,558	18	1,855	(1,332)
2027	1,452	7	1,756	(1,327)
2028	1,370	5	1,314	(1,327)
2029	1,320	5	1,115	(1,327)
2030	1,314	6	1,031	(1,327)
Thereafter	14,776	—	2,752	(16,804)
Total	$22,187	$46	$10,311	$(23,776)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Real estate-related securities	$36,705	$57,816
Real estate-related loans	170,770	13,587
Derivative assets related to investments in real estate-related securities	186	102
Derivative liabilities related to investments in real estate-related securities	(76)	—
Total investments in real estate-related loans and securities	$207,585	$71,505

The following tables detail the Company’s investments in real estate-related loans and securities as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/Allowance Adjustment (3)	Carrying Amount
Investments held at fair value
CMBS - floating	6	SOFR + 4.24%	November 2026	$27,838	$25,773	$26,535
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	5,302
RMBS - fixed	1	4.50%	May 2026	5,118	4,728	4,868
Real estate-related loans - floating	1	SOFR + 8.00%	December 2025	119,000	119,000	119,000
Interest rate swaps	2	4.40%	September 2026	—		186
Cross currency forward contracts	4	N/A	October 2025	—	—	(76)
Total investments held at fair value	18	10.41%	March 2026	$175,369	$170,151	$155,815

Investments held at amortized cost
Real estate-related loans - floating	1	SOFR + 8.15%	June 2026	$7,044	$—	$7,044
Real estate-related loans - fixed	3	9.92%	November 2027	48,610	(3,884)	44,726
Total investments held at amortized cost	4	10.23%	November 2027	$55,654	$(3,884)	$51,770

Total investments in real estate-related loans and securities	22	10.37%	August 2026	$231,023	$166,267	$207,585

	December 31, 2024
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/Allowance Adjustment (3)	Carrying Amount
Investments held at fair value
CMBS - floating	7	SOFR+3.85%	July 2026	$24,794	$22,667	$22,361
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	6,238
RMBS - fixed	23	5.54%	September 2026	29,728	28,960	29,217
Interest rate swaps	2	4.40%	September 2026	—	—	102
Total investments held at fair value	36	6.11%	September 2026	$77,935	$72,277	$57,918

Investments held at amortized cost
Real estate-related loans - floating	1	SOFR+8.15%	June 2026	$7,044	$—	$7,044
Real estate-related loans - fixed	2	10.00%	December 2025	9,435	(2,892)	6,543
Total investments held at amortized cost	3	11.13%	February 2026	$16,479	$(2,892)	$13,587

Total investments in real estate-related loans and securities	39	6.98%	August 2026	$94,414	$69,385	$71,505

(1)	As of September 30, 2025 and December 31, 2024, the U.S. Dollar denominated Secured Overnight Financing Rate (“SOFR”) was equal to 4.24% and 4.49%, respectively.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
(3)	Adjustments include the cumulative provision for current expected credit losses, unamortized fee income, and a foreign currency translation adjustment attributable to real estate-related loans.
During the three and nine months ended September 30, 2025, the Company recorded net realized and unrealized gains on its investments in real estate-related securities of $0.2 million and $0.7 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded net realized and unrealized gains on its investments in real estate-related securities of $2.1 million and $3.5 million, respectively. Such amounts are recorded as components of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
For the three and nine months ended September 30, 2025, the Company recognized $0.3 million as an estimated credit loss allowance adjustment related to its investments in real estate-related loans held at amortized cost. For the three months ended September 30, 2024, the Company recognized an estimated credit loss allowance adjustment of $0.1 million. For the nine months ended September 30, 2024, the Company recognized $0.1 million as an allowance recovery for estimated credit loss. Adjustments to the estimated credit loss allowance are recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. The allowance adjustment is related to The Avery Senior Loan and The Avery Mezzanine Loan and is based on the expected timing of loan repayments, forecasted cash flows from the underlying collateral, and the current macroeconomic environment. The Company estimates its credit loss allowance primarily using the discounted cash flow method based on projected future principal cash flows for each individual loan. There have been no write-offs related to the Company’s investment in real estate-related loans.

7. Accounts and Other Receivables, Net and Other Assets
The following tables summarize the components of Accounts and other receivables, net and Other assets in the Company’s Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Straight-line rent receivables	$7,208	$6,411
Interest receivable	2,648	677
Accounts receivable, net	1,697	2,313
Total accounts and other receivables, net	$11,553	$9,401

	September 30, 2025	December 31, 2024
Prepaid expenses	$3,505	$2,445
Trading securities	2,990	—
Derivative instruments	649	3,645
Other	511	584
Total other assets	$7,655	$6,674

8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of Accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$11,563	$11,818
Real estate taxes payable	7,321	4,818
Stock repurchases payable	5,834	16,496
Tenant security deposits	4,038	3,978
Distributions payable	3,780	3,007
Accrued interest expense	1,771	1,824
Derivative instruments	975	—
Prepaid rent	811	791
Total accounts payable, accrued expenses and other liabilities	$36,093	$42,732

9. Mortgage Loans, Secured Credit Facilities and Affiliate Line of Credit
The following table summarizes the components of Mortgage loans and secured credit facilities, net and Affiliate Line of Credit in the Company’s Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2025	December 31, 2024
Fixed rate loans:
Fixed rate mortgages	4.06%	October 2030	N/A	$500,420	$395,720
Total fixed rate loans				500,420	395,720
Variable rate loans:
Variable rate mortgages	SOFR+1.72%	February 2028	N/A	479,699	524,597
Secured Credit Facility(3)	SOFR+2.75%	May 2027	$250,000	—	144,485
SFR Secured Credit Facility(4)	SOFR+1.85%	April 2029	$185,000	109,300	—
Affiliate Line of Credit(5)	SOFR+2.25%	November 2025	$125,000	30,000	12,790
Total variable rate loans				618,999	681,872
Total indebtedness				1,119,419	1,077,592
Deferred financing costs, net				(6,579)	(3,436)
Total indebtedness, net				$1,112,840	$1,074,156

(1)	As of September 30, 2025 and December 31, 2024, SOFR was 4.24% and 4.49%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
(3)	As of September 30, 2025, there was no outstanding balance on the Secured Credit Facility (defined below).
(4)	As of September 30, 2025, borrowings on the SFR Secured Credit Facility (defined below) were secured by the single-family rental portfolio.
(5)
Borrowings under the Affiliate Line of Credit (defined below) bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of September 30, 2025 ($ in thousands):

Year	Amount(1)
2025 (remaining)	$138
2026	80,038
2027	280,778
2028	118,083
2029	363,807
2030	86,567
Thereafter	190,008
Total	$1,119,419

(1)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
The mortgage loans and Secured Credit Facilities are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of September 30, 2025, the Company is in compliance with all of its loan covenants that could result in a default under such agreements.
Mortgage Loans
During the nine months ended September 30, 2025, the Company obtained a $23.7 million fixed-rate mortgage loan in connection with the refinancing of an office property and a $81.0 million fixed-rate mortgage loan from an affiliate in relation to a property held through the DST Program. The Company also obtained a $62.0 million floating-rate mortgage loan secured by five logistics properties. During the year ended December 31, 2024, the Company obtained a $65.0 million fixed-rate mortgage loan related to the acquisition of a property and a $67.0 million fixed-rate mortgage loan from an affiliate in relation to a property held through the DST Program. During the nine months ended September 30, 2025, the Company repaid $106.9 million of mortgage loans, including full repayments of a $26.5 million mortgage loan secured by an office property. During year ended December 31, 2024, the Company repaid $125.5 million of mortgage loans, including a $25.5 million repayment of a mortgage loan secured by an office property that the Company disposed in September 2024. In connection with the disposition, the Company recognized $32.3 million gain on extinguishment of debt.
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
In May 2025, the Company refinanced the Secured Credit Facility with the lender. The maximum aggregate principal amount of the facility was amended to $250.0 million. The Secured Credit Facility bears interest at a rate of SOFR plus 2.75% and has a maturity date of May 2026, with a one-year extension option.
During the nine months ended September 30, 2025, the Company repaid $144.5 million on the Secured Credit Facility related to the single-family rental portfolio and certain logistics properties.
SFR Secured Credit Facility
In April 2025, the Company entered into a credit agreement with a lender (the “SFR Secured Credit Facility”) providing for a secured credit facility to be used for the acquisition or refinancing of the Company’s single-family rental properties. Borrowings on the SFR Secured Credit Facility are secured by single-family rental properties owned by the Company. The facility has a total capacity of $185.0 million, of which $50.0 million is uncommitted but may be drawn for future acquisitions of single-family rental properties. The SFR Secured Credit Facility bears interest at a rate of SOFR plus 1.85% and has a maturity date of April 2028, with a one-year extension option. During the nine months ended September 30, 2025, the Company borrowed $109.3 million on the SFR Secured Credit Facility.
Affiliate Line of Credit
In November 2021, the Company entered into a revolving line of credit with an affiliate of Brookfield (the “Affiliate Line of Credit”), providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. The Affiliate Line of Credit had an initial maturity date of November 2, 2022, with continuous one-year extension options subject to the lender’s approval. Effective November 2, 2025, the maturity date of the Affiliate Line of Credit was extended to November 2, 2026.
During the nine months ended September 30, 2025, the Company repaid $12.8 million and borrowed $30.0 million on the Affiliate Line of Credit.
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
The management fee can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock or units of the Operating Partnership. To date, the Adviser has elected to receive the management fee in Class I and Class E shares of the

Company’s common stock. During the three and nine months ended September 30, 2025, management fees earned by the Adviser were $3.2 million and $9.5 million, respectively. During the three and nine months ended September 30, 2024, management fees earned by the Adviser were $2.7 million and $8.5 million, respectively.
During the nine months ended September 30, 2025, the Company issued 865,411 unregistered Class I shares of common stock to the Adviser for the payment of management fees earned from December 2024 through August 2025. The Company also had an accrued payable of $1.1 million related to the management fee as of September 30, 2025, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During October 2025, the Adviser was issued 107,159 unregistered Class I shares as payment for the $1.1 million management fee accrued as of September 30, 2025.
The Adviser is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and Class T shares of common stock (no performance fee is paid on the Class E shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or units of the Operating Partnership. In addition, the Operating Partnership will pay the Adviser a performance fee with respect to certain classes of units held by parties other than the Company paid annually in an amount equal to 12.5% of the total return, subject to a 5% hurdle amount and a high-water mark, with a catch-up. During the three and nine months ended September 30, 2025 and 2024, the Company accrued no performance fees in the Company’s Consolidated Statements of Operations.
Repurchase of Adviser Shares
During the nine months ended September 30, 2025, the Company repurchased 843,615 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $8.9 million. During the nine months ended September 30, 2024, the Company repurchased 787,288 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $8.9 million. The repurchases were related to shares that were previously issued to the Adviser as payment of management fees.
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
Affiliate Line of Credit
In November 2021, the Company entered into the Affiliate Line of Credit, providing for a discretionary, unsecured, uncommitted credit facility in a maximum aggregate principal amount of $125.0 million. For further details on the Affiliate Line of Credit, see Note 9 — “Mortgage Loans, Secured Credit Facilities and Affiliate Line of Credit” to the Company’s Consolidated Financial Statements.
Affiliate Loans to DST Properties
In September 2024 and July 2025, the Company entered into mortgage loan agreements with an affiliate of Brookfield for borrowings of $67.0 million and $81.0 million, respectively. The loans are secured by multifamily properties that are part of the DST Program. Under the terms of the loan agreements, each loan has a ten year term and a fixed interest rate of 4.2%. In connection with the financings, the DST Properties paid aggregate loan origination fees of $1.5 million to the Brookfield affiliate, which are included in Mortgage loans and secured credit facilities, net on the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2025, the Company incurred $1.5 million and $2.9 million, respectively, of interest expense related to these loans.
Assignments of Limited Partnership Interests from Brookfield Affiliate
The Company holds limited partnership interests in a Brookfield-managed fund through parallel investment vehicles that indirectly own certain investments in real estate with other third-party limited partners. In connection with these interests, the Company has entered into assignment and assumption agreements with an affiliate of Brookfield, whereby the Company has been assigned the Brookfield affiliate’s approximately 19.4% interest in the Brookfield-managed fund related to such real estate investments. The Company’s limited partnership interests are subject to the same rights and obligations as other limited partners in the fund, but are not subject to management and performance fees.
In February 2025, the Company was assigned the Brookfield affiliate’s interest in the U.S. Diversified Logistics Portfolio I. The Company paid no consideration for the assignment of the interest in the investment, which included $7.4 million of undistributed gains related to property sales that occurred prior to the assignment to the Company. In connection with the assignment, the Company assumed the assignor’s future funding obligation to the fund related to the investment. As of September 30, 2025, the Company has funded $45.1 million of capital to the Brookfield-managed fund related to its share of the investment.
In June 2025, the Company was assigned the Brookfield affiliate’s interest in the U.S. Diversified Logistics Portfolio II. The assignment was concurrent with the Brookfield-managed fund’s acquisition of the investment. In connection with the assignment, the Company assumed the assignor’s future funding obligation to the fund related to the investment. As of September 30, 2025, the Company has funded $14.7 million of capital to the Brookfield-managed fund related to its share of the investment.

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
The following table details the Company’s investments in real estate-related related loans and securities collateralized by properties owned by Brookfield-advised investment vehicles ($ in thousands):

	Fair Value		Income
	As of	As of	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2025	December 31, 2024	2025	2024	2025	2024
CMBS	$8,826	$—	$311	$—	$782	$—
Real estate-related loan	119,000	—	3,478	—	9,082	—
Total	$127,826	$—	$3,789	$—	$9,864	$—
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Operating Partnership units in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021. The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating Partnership units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50.0 million. Pursuant to the terms of the Repurchase Arrangement, the Brookfield Investor may cause the Company to repurchase its shares and or the Operating Partnership to repurchase its Operating Partnership units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Public Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. During the three and nine months ended September 30, 2025, the Company and the Operating Partnership did not repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement. As of September 30, 2025, the aggregate value of the Brookfield Investor’s shares and units that are subject to the Brookfield Repurchase Arrangement was $155.4 million.
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
The following table summarizes the Company’s affiliate service provider expenses for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Property management fees(1)	$858	$899	$2,587	$2,484
Single-family rental leasing, maintenance and turnover oversight fees(1)	243	216	719	532
Capitalized construction management fees(2)	24	9	51	51
Capitalized single-family rental renovation oversight fees(2)	—	(2)	—	(1)
Reimbursed personnel costs(3)	2,239	1,911	6,496	5,598
Total	$3,364	$3,033	$9,853	$8,664

(1)	Included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company’s Consolidated Balance Sheets.
(3)
For the three and nine months ended September 30, 2025, $1.6 million and $4.8 million, respectively, is included in Rental property operating expenses and $0.6 million and $1.7 million, respectively, is included in General and administrative expenses on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, $1.7 million and $4.9 million, respectively, is included in Rental property operating expenses and $0.3 million and $0.7 million, respectively, is included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

Captive Insurance Company
BPG Bermuda Insurance Limited (“BAM Insurance Captive”), a Brookfield affiliate, provides property and liability insurance for certain of the Company’s properties. For the three and nine months ended September 30, 2025 and 2024, the Company incurred an insignificant amount for insurance premiums provided by BAM Insurance Captive.
Obsidian Mutual IC (“Obsidian”), a Brookfield affiliate, provides property insurance for certain of the Company’s properties. For the three and nine months ended September 30, 2025, the Company incurred $0.1 million and $0.2 million, respectively, for insurance premiums provided by Obsidian. For the three and nine months ended September 30, 2024, the Company incurred an insignificant amount for insurance premiums provided by Obsidian.
On March 15, 2024, Onyx Mutual Insurance IC (“Onyx”), a Brookfield affiliate, replaced BAM Insurance Captive in providing liability insurance for certain of the Company’s properties. For the three and nine months ended September 30, 2025, the Company incurred $0.1 million and $0.1 million, respectively, for insurance premiums provided by Onyx. For the three and nine months ended September 30, 2024, the Company incurred an insignificant amount for insurance premiums provided by Onyx.
Argo Re. Ltd. (“Argo”), a Brookfield affiliate, provides excess property insurance for certain of the Company’s properties. For the three and nine months ended September 30, 2025 and 2024, the Company incurred an insignificant amount for insurance premiums provided by Argo.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), a Brookfield affiliate, provides title insurance for certain of the Company’s properties. Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with the Company acquiring or financing its properties. For the three and nine months ended September 30, 2025 and 2024, the Company incurred an insignificant amount for title services provided by Horizon.

Terrorism Insurance Provider
Liberty IC Casualty LLC, a Brookfield affiliate, provides terrorism insurance for certain of the Company’s properties. For the nine months ended September 30, 2025 and 2024, the Company incurred an insignificant amount for insurance premiums provided by Liberty IC Casualty LLC.
On March 31, 2025, Obsidian, replaced Liberty IC Casualty LLC in providing terrorism insurance. For the three and nine months ended September 30, 2025, the Company incurred an insignificant amount for insurance premiums provided by Obsidian.
Submetering Services
Certain of the Company’s properties sold submetering infrastructure and associated equipment to Metergy, a Brookfield affiliate. Sale proceeds earned by the Company for the three and nine months ended September 30, 2025 and 2024 was zero. Metergy provides submetering services to certain of the Company’s properties. For the three and nine months ended September 30, 2025 and 2024, the fee incurred by the Company was an insignificant amount.
Due to Affiliates
The following table details the amounts due to affiliates as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Accrued stockholder servicing fee	$13,985	$17,451
Advanced organization and offering costs	4,975	7,014
Stock repurchase payable to the Adviser for management fees	3,146	2,742
Other(1)	1,253	1,908
Accrued management fee	1,123	867
Accrued affiliate service provider expenses	1,467	1,227
OP Units distributions payable	1,758	1,674
Total	$27,707	$32,883

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.

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

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk ($ in thousands):

	September 30, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike Price	Index	Weighted Average Maturity (Years)
Interest rate caps - property debt	6	$589,211	5.29%	SOFR	0.5
Interest rate swaps - property debt	1	100,000	3.70%	SOFR	0.9
Interest rate swaps - investments in real estate-related securities	2	24,000	4.40%	SOFR	1.0
Total	9	$713,211	5.04%		0.6

	December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike Price	Index	Weighted Average Maturity (Years)
Interest rate caps - property debt	5	$498,310	5.65%	SOFR	0.3
Interest rate swaps - property debt	1	100,000	3.70%	SOFR	1.7
Interest rate swaps - investments in real estate-related securities	2	24,000	4.40%	SOFR	1.7
Total	8	$622,310	5.29%		0.6

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
The following tables detail the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (£ in thousands):

	September 30, 2025
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount
Cross currency swaps	6	£101,853

	December 31, 2024
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount
Cross currency swaps	1	£62,100

Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position		Fair Value of Derivatives in a Liability Position
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Interest rate derivatives(1)	$237	$1,404	$68	$—
Cross currency swaps(1)	412	2,241	907	—
Interest rate swaps - investments in real estate-related securities(2)	169	102	—	—
Foreign currency forward contracts(2)	17	—	76	—
Total	$835	$3,747	$1,051	$—

(1)	Interest rate derivatives and cross currency swaps are included in Other assets and Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.
(2)
Interest rate swaps - investments in real estate-related securities and foreign currency forward contracts are included in Investments in real estate-related loans and securities, net on the Company’s Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations ($ in thousands):

		For the Three Months Ended September 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2025	2024
Interest rate caps - property debt(1)	Net realized/unrealized gain (loss)	$(34)	$(138)
Interest rate swaps - property debt(1)	Net realized/unrealized gain (loss)	(97)	(730)
Interest rate swaps - investments in real estate-related securities(2)	Net realized/unrealized gain (loss)	(16)	613
Foreign currency forward contracts(2)	Net realized/unrealized gain (loss)	(17)	—
Cross currency swaps(3)	Net realized/unrealized gain (loss)	2,824	(4,134)
Total		$2,660	$(4,389)

		For the Nine Months Ended September 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2025	2024
Interest rate caps - property debt(1)	Net realized/unrealized gain (loss)	$(19)	$(1,572)
Interest rate swaps - property debt(1)	Net realized/unrealized gain (loss)	(603)	2,184
Interest rate swaps - investments in real estate-related securities(2)	Net realized/unrealized gain (loss)	66	433
Foreign currency forward contracts(2)	Net realized/unrealized gain (loss)	(163)	—
Cross currency swaps(3)	Net realized/unrealized gain (loss)	(4,774)	(3,639)
Total		$(5,493)	$(2,594)

(1)	Interest rate caps - property debt and interest rate swaps - property debt are included in Other income (expense), net on the Company’s Consolidated Statements of Operations.
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
	1,050,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock for the nine months ended September 30, 2025 (in thousands):

	Nine Months Ended September 30, 2025
	Class S	Class I	Class D	Class T	Class C	Class E	Total
December 31, 2024	27,817	14,215	127	—	8,262	1,382	51,803
Common stock issued(1)	481	20,316	30	14	173	143	21,157
Distribution reinvestment	636	257	—	1	—	54	948
Common stock repurchased	(3,381)	(3,717)	(57)	—	(1,531)	(82)	(8,768)
September 30, 2025	25,553	31,071	100	15	6,904	1,497	65,140

(1)	Includes conversions between share classes.

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
The following table details the aggregate net distributions declared for each applicable class of common stock for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2122	$0.2122	$0.2122	$0.2122	$0.2122	$0.2122
Stockholder servicing fee per share of common stock	(0.0222)	—	(0.0068)	(0.0226)	—	—
Management fee per share of common stock	(0.0324)	(0.0328)	(0.0331)	(0.0330)	(0.0318)	—
Net distributions declared per share of common stock	$0.1576	$0.1794	$0.1723	$0.1566	$0.1804	$0.2122

	Nine Months Ended September 30, 2025
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.6380	$0.6380	$0.6380	$0.5667	$0.6380	$0.6380
Stockholder servicing fee per share of common stock	(0.0669)	—	(0.0203)	(0.0600)	—	—
Management fee per share of common stock	(0.0987)	(0.0998)	(0.1007)	(0.0887)	(0.0970)	—
Net distributions declared per share of common stock	$0.4724	$0.5382	$0.5170	$0.4180	$0.5410	$0.6380
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders will have their cash distributions attributable to the shares they own automatically reinvested in additional shares of common stock; provided, however, that clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan and stockholders that are residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to participate in the distribution reinvestment plan. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued pursuant to the distribution reinvestment plan. During the nine months ended September 30,

2025 and 2024, $10.1 million and $26.3 million of distributions were reinvested for 947,898 and 2,295,766 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purposes. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and an annual dividend payable ranging between 12.0% and 12.5%. As of September 30, 2025, there were $625,000 of preferred non-voting shares outstanding.
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
The following table summarizes the Redeemable non-controlling interest activity for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of the period	$299,373	$923	$302,743	$933
Distributions	(5,245)	(18)	(15,473)	(53)
Distributions reinvested	5,216	18	15,388	53
GAAP net (loss) income allocation	(764)	(10)	(203)	(20)
Fair value allocation	5,204	17	1,329	17
Ending balance	$303,784	$930	$303,784	$930

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
During the nine months ended September 30, 2025 and 2024, the Company repurchased 7,925,143 and 14,090,675 shares of common stock representing a total of $83.7 million and $149.3 million, respectively, under its share repurchase plan.
The Company satisfied all repurchase requests during the nine months ended September 30, 2025 and 2024.

13. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
The Company may, from time to time, enter into payment guarantees related to mortgage loans at its investments in unconsolidated entities. As of September 30, 2025, the Company has a payment guarantee of $1.6 million.
The Company has an unfunded capital commitment obligation related to its limited partnership interests in the U.S. Diversified Logistics Portfolio I and the U.S. Diversified Logistics Portfolio II. As of September 30, 2025, the Company’s future capital funding requirement is estimated to be approximately $9.4 million.

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
The following table details the components of operating lease income from leases in which the Company is the lessor for the periods set forth below ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease payments	$30,292	$31,742	$91,392	$90,679
Variable lease payments	2,069	1,973	6,185	6,086
Total rental revenues	$32,361	$33,715	$97,577	$96,765

The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, net lease, and office properties as of September 30, 2025. The table below excludes the Company’s multifamily, student housing and single-family rental properties as substantially all leases are shorter term in nature ($ in thousands):

Year	Future Minimum Rents
2025 (remaining)	$6,799
2026	27,539
2027	27,048
2028	26,132
2029	24,214
2030	23,018
Thereafter	80,725
Total	$215,475

15. Segment Reporting
As of September 30, 2025, the Company operates in six reportable segments: multifamily/student housing, single-family rental, office, logistics, net lease and real estate-related loans and securities. Student housing has been combined with multifamily as the student housing investment does not meet materiality thresholds for a separate reportable segment. The Company continually evaluates the financial information used by the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM receives periodic reporting summarizing the Company’s portfolio of investments and related performance. These reports include information on the Company’s allocation of assets by sector and investment type. The sectors identified in these reports are: multifamily, student housing, single-family rental, net lease, office, logistics, and real estate-related loans and securities. The CODM uses segment net operating income (“segment NOI”) as the primary financial measure when reviewing the portfolio performance. Segment NOI is defined by the Company as total property revenue less direct property expenses plus income from real estate-related loans and securities adjusted for any losses from real estate-related loans and securities.
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
The following table sets forth the Company’s assets by segment ($ in thousands):

	September 30, 2025	December 31, 2024
Multifamily/Student Housing	$991,358	$1,008,812
Office	35,226	33,695
Logistics	172,864	104,330
Single-family rental	180,327	183,510
Net Lease	412,938	413,130
Real estate-related loans and securities	207,585	71,505
Total assets for reportable segments	2,000,298	1,814,982
Other (Corporate)	16,443	6,281
Total assets	$2,016,741	$1,821,263

The following table sets forth the financial results by segment for the three months ended September 30, 2025 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$20,245	$1,358	$2,089	$3,494	$5,175	$—	$32,361
Other revenues	3,529	—	—	175	12	—	3,716
Total revenues	23,774	1,358	2,089	3,669	5,187	—	36,077

Expenses:
Rental property operating	10,229	818	542	1,922	992	—	14,503
Total expenses	10,229	818	542	1,922	992	—	14,503
Income from real estate-related loans and securities	—	—	—	—	—	5,155	5,155
Gain from unconsolidated entities	—	—	1,582	—	2,320	—	3,902
Segment net operating income	$13,545	$540	$3,129	$1,747	$6,515	$5,155	$30,631

Other income, net							$223
Depreciation and amortization							(13,085)
General and administrative expenses							(1,470)
Management fee							(3,221)
Interest expense							(15,043)
Net loss							$(1,965)
Net income attributable to non-controlling interests in third party joint ventures							(540)
Net loss attributable to redeemable non-controlling interests							764
Net loss attributable to stockholders							$(1,741)
The following table sets forth the financial results by segment for the three months ended September 30, 2024 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$20,600	$2,505	$2,004	$3,428	$5,178	$—	$33,715
Other revenues	5,105	350	3	207	11	—	5,676
Total revenues	25,705	2,855	2,007	3,635	5,189	—	39,391

Expenses:
Rental property operating	8,649	1,515	458	1,748	1,201	—	13,571
Total expenses	8,649	1,515	458	1,748	1,201	—	13,571
Income from real estate-related loans and securities	—	—	—	—	—	4,453	4,453
Gain from unconsolidated entities	—	—	—	—	1,554	—	1,554
Segment net operating income	$17,056	$1,340	$1,549	$1,887	$5,542	$4,453	$31,827

Other expense, net							$(476)
Impairment of investment in real estate							(33,922)
Gain on extinguishment of debt							32,251
Depreciation and amortization							(16,209)
General and administrative expenses							(2,295)
Management fee							(2,715)
Interest expense							(18,957)
Net loss							$(10,496)
Net loss attributable to non-controlling interests in third party joint ventures							$289
Net income attributable to non-controlling interests - preferred stockholders							(3)
Net loss attributable to redeemable non-controlling interests							10
Net loss attributable to stockholders							$(10,200)

The following table sets forth the financial results by segment for the nine months ended September 30, 2025 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$61,218	$4,231	$6,079	$10,475	$15,574	$—	$97,577
Other revenues	9,713	2	11	499	33	—	10,258
Total revenues	70,931	4,233	6,090	10,974	15,607	—	107,835

Expenses:
Rental property operating	28,806	2,392	1,587	5,747	3,239	—	41,771
Total expenses	28,806	2,392	1,587	5,747	3,239	—	41,771
Income from real estate-related loans and securities	—	—	—	—	—	14,504	14,504
Gain from unconsolidated entities	—	—	11,510	—	6,033	—	17,543
Segment net operating income	$42,125	$1,841	$16,013	$5,227	$18,401	$14,504	$98,111

Other income, net							$680
Depreciation and amortization							(39,354)
General and administrative expenses							(5,033)
Management fee							(9,511)
Interest expense							(44,391)
Net income							$502
Net income attributable to non-controlling interests in third party joint ventures							$(957)
Net income attributable to non-controlling interests - preferred stockholders							(77)
Net loss attributable to redeemable non-controlling interests							203
Net loss attributable to stockholders							$(329)

The following table sets forth the financial results by segment for the nine months ended September 30, 2024 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real estate-related loans and securities	Total
Revenues:
Rental revenues	$58,224	$7,999	$6,025	$8,983	$15,534	$—	$96,765
Other revenues	10,241	667	—	426	32	—	11,366
Total revenues	68,465	8,666	6,025	9,409	15,566	—	108,131

Expenses:
Rental property operating	25,519	4,357	1,521	4,421	3,388	—	39,206
Total expenses	25,519	4,357	1,521	4,421	3,388	—	39,206
Income from real estate-related loans and securities	—	—	—	—	—	14,822	14,822
Gain from unconsolidated entities	—	—	—	—	5,278	—	5,278
Segment net operating income	$42,946	$4,309	$4,504	$4,988	$17,456	$14,822	$89,025

Other income, net							$1,707
Impairment of investment in real estate							(33,922)
Gain on extinguishment of debt							32,251
Depreciation and amortization							(43,307)
General and administrative expenses							(6,078)
Management fee							(8,544)
Interest expense							(52,284)
Net loss							$(21,152)
Net loss attributable to non-controlling interests in third party joint ventures							$722
Net income attributable to non-controlling interests - preferred stockholders							(69)
Net loss attributable to redeemable non-controlling interests							20
Net loss attributable to stockholders							$(20,479)

16. Subsequent Events
In October 2025, the Company received full repayment of a real estate-related loan receivable in the amount of $119.0 million. Proceeds from the repayment were used to repay the Company’s $30.0 million outstanding principal balance on the Affiliate Line of Credit.

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

As of November 12, 2025, we have received cumulative net proceeds of $1.1 billion, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class S, Class D, Class I, Class E, Class C and Class T common stock in our Public Offering and our private offerings.
We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019, and we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of September 30, 2025, the Company owned 19 investments in real estate, four investments in unconsolidated real estate ventures, five investments in real estate-related loans, 11 investments in real estate-related securities, two interest rate derivatives and five forward currency swap related to investments in real estate-related loans and securities. We currently operates in six reportable segments: multifamily and student housing, office, logistics, single-family rental, net lease and real estate-related loans and securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties or real estate-related loans.
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
We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Affiliates of the Adviser have provided and may continue to provide mortgage financing with respect to certain DST Properties and are expected to receive fees in connection with the sale of the DST Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We have not allocated specific amounts of the net proceeds from the DST Program for any specific purpose. As of September 30, 2025, we have raised approximately $75.5 million of aggregate gross proceeds from our DST Program.
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
In September, the U.S. Federal Reserve issued its first rate cut in nine months, with additional rate cuts widely expected in the coming months. The change in rate policy and decline in interest rates should create favorable conditions for private real estate, including positive impacts to property values and cash flows.
We believe we are well-positioned to capitalize on these opportunities going forward, with no unsatisfied repurchase requests and approximately $480 million of total liquidity as of September 30, 2025.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q3 2025 Highlights

Operating and Capital Raising Results:
•Year-to-date total returns through September 30, 2025, excluding upfront selling commissions, were -0.34% for Class S shares, 0.32% for Class I shares, -0.21% for Class T shares, and 0.07% for Class D shares. Negative year-to-date performance is primarily attributable to valuation decreases at the beginning of the year at certain properties due to adjusting capitalization rates to reflect recent comparable transactions. Total return is calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares.
•Annualized total returns from inception through September 30, 2025, excluding upfront selling commissions, were 5.39% for Class S, 6.42% for Class I, -0.21% for Class T shares, and -1.94% for Class D shares. Since inception returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued. Since inception returns for Class T shares are calculated from February 1, 2025, the date the first Class T shares were issued.
•Raised $11.6 million of gross proceeds from the sale of our common stock through public and private offerings during the three months ended September 30, 2025. Additionally, we raised $22.0 million through our DST Program during the quarter.
•Declared monthly net distributions totaling $11.4 million during the three months ended September 30, 2025. As of September 30, 2025, the annualized net distribution rate was 6.10% for Class S shares, 6.85% for Class I shares, 5.95% for Class T shares, and 6.52% for Class D shares.
•Reinvested distributions of $3.2 million during the three months ended September 30, 2025.

Investing and Financing Activity:
•In July 2025, we repaid an $80.0 million property mortgage secured by Briggs + Union and contributed the property to the DST Program. The DST subsequently obtained a property mortgage from an affiliate with a principal balance of $81.0 million and a fixed rate of 4.20%.
•In September 2025, we originated a £29.3 million mezzanine loan secured by One London Wall Place, a fully-leased, Class-A office building in London, U.K. The loan has a fixed rate of 9.9% and maturity date of April 2027. In connection with the loan, we entered into a foreign exchange swap to hedge the full principal and interest payment amounts.
•In September 2025, we funded $59.8 million related to our limited partnership interests in the U.S. Diversified Logistics Portfolio I and U.S. Diversified Logistics Portfolio II.

Current Portfolio:
•As of September 30, 2025, our investment portfolio, based on the NAV of our investments, consisted of 79% real estate properties and 21% real estate-related loans and securities. NAV is measured as the fair value of our investments less any mortgages or debt obligations related to such investments. There is no indebtedness on our real estate-related debt investments.
•Our real estate properties as of September 30, 2025, based on the total asset value of our properties measured at fair value, consisted of multifamily (48%), net lease (21%), logistics (15%), single-family rental (9%), student housing (5%) and office (2%).
•As of September 30, 2025, our real estate-related loans and securities consisted of 22 investments with an aggregate fair value of $208.0 million.

Portfolio

Investments in Real Estate
The following table provides information regarding our portfolio of real estate properties as of September 30, 2025 ($ in millions):

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Multifamily	April 2019	90%	$59.2	448	87%
Arbors of Las Colinas	Dallas, TX	Multifamily	December 2020	90%	63.5	408	89%
1110 Key Federal Hill	Baltimore, MD	Multifamily	September 2021	100%	73.6	224	88%
Domain	Orlando, FL	Multifamily	November 2021	100%	74.1	324	89%
The Burnham	Nashville, TN	Multifamily	November 2021	100%	129.0	328	86%
Flats on Front	Wilmington, NC	Multifamily	December 2021	100%	97.5	273	93%
Verso	Beaverton, OR	Multifamily	December 2021	100%	74.0	172	95%
2626 South Side Flats	Pittsburgh, PA	Multifamily	January 2022	100%	90.0	264	91%
The Parker at Huntington Metro(5)	Alexandria, VA	Multifamily	March 2022	100%	136.0	360	92%
Briggs + Union(5)	Mount Laurel, NJ	Multifamily	April 2022	100%	158.0	490	91%
Single-Family Rentals	Various	Single-Family Rental	Various	100%	178.5	667	90%
Reflection	Atlanta, GA	Student Housing	June 2024	97%	116.0	741	85%
Principal Place(6)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	96%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
U.S. Diversified Logistics Portfolio I(7)	Various	Logistics	February 2025	19%	40.0	9,384,444	94%
U.S. Diversified Logistics Portfolio II(7)	Various	Logistics	June 2025	19%	14.4	1,926,759	94%
Total					$1,880.2

(1)	Investments in real estate properties includes our consolidated property investments and our unconsolidated investments in Principal Place, U.S. Diversified Logistics Portfolio I and U.S. Diversified Logistics Portfolio II.
(2)	The joint venture agreements entered into by us (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(3)	Excludes acquisition costs.
(4)
For multifamily and student housing investments, occupancy represents the percentage of all leased units divided by the total available units as of September 30, 2025. Single-family rentals occupancy represents all occupied homes divided by the total stabilized homes as of the date indicated. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of September 30, 2025.

(5)	Held through our DST Program. The property has been consolidated on our Consolidated Balance Sheets and any profits interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures.
(6)	Purchase price represents our initial equity investment in the joint venture of £73.3 million GBP converted to USD using the spot rate on the acquisition date.
(7)	Held through a limited partnership interest in a Brookfield-managed fund that owns the investments. Purchase price represents the aggregate amount of capital funded to the limited partnership by us.

Investments in Real Estate-Related Loans and Securities
The following table details our investments in real estate-related loans and securities as of September 30, 2025 ($ in thousands):

	September 30, 2025
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/Allowance Adjustment (3)	Carrying Amount
Investments held at fair value
CMBS - floating	6	SOFR + 4.24%	November 2026	$27,838	$25,773	$26,535
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	5,302
RMBS - fixed	1	4.50%	May 2026	5,118	4,728	4,868
Real estate-related loans - floating	1	SOFR + 8.00%	December 2025	119,000	119,000	119,000
Interest rate swaps	2	4.40%	September 2026	—		186
Cross currency forward contracts	4	N/A	October 2025	—	—	(76)
Total investments held at fair value	18	10.41%	March 2026	$175,369	$170,151	$155,815

Investments held at amortized cost
Real estate-related loans - floating	1	SOFR + 8.15%	June 2026	$7,044	$—	$7,044
Real estate-related loans - fixed	3	9.92%	November 2027	48,610	(3,884)	44,726
Total investments held at amortized cost	4	10.23%	November 2027	$55,654	$(3,884)	$51,770

Total investments in real estate-related loans and securities	22	10.37%	August 2026	$231,023	$166,267	$207,585

(1)	As of September 30, 2025 SOFR was equal to 4.24%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
(3)	Adjustments include the cumulative provision for current expected credit losses, unamortized fee income, and a foreign currency translation adjustment attributable to real estate-related loans.

Lease Expirations
The following table details the expiring leases at our consolidated office, logistics, and net lease properties by annualized base rent and square footage as of September 30, 2025 ($ and square feet data in thousands). The table below excludes our multifamily, student housing and single-family rental properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025 (remaining)	5	$540	2%	15	1%
2026	5	987	4%	29	2%
2027	6	766	3%	46	3%
2028	10	1,634	6%	76	5%
2029	11	2,187	8%	182	12%
2030	11	1,871	7%	118	8%
2031	4	1,154	4%	53	4%
2032	1	1,390	5%	211	14%
2033	2	109	—%	3	—%
2034	1	1,467	5%	300	20%
Thereafter	2	15,524	56%	467	31%
Total	58	$27,629	100%	1,500	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$		2025	2024	$
Revenues
Rental revenues	$32,361	$33,715	$(1,354)	decreased	$97,577	$96,765	$812
Other revenues	3,716	5,676	(1,960)	decreased	10,258	11,366	(1,108)
Total Revenues	36,077	39,391	(3,314)	decreased	107,835	108,131	(296)
Expenses
Rental property operating	14,503	13,571	932	increased	41,771	39,206	2,565
General and administrative	1,470	2,295	(825)	decreased	5,033	6,078	(1,045)
Management fee	3,221	2,715	506	increased	9,511	8,544	967
Impairment of investments in real estate	—	33,922	(33,922)		—	33,922	(33,922)
Depreciation and amortization	13,085	16,209	(3,124)	decreased	39,354	43,307	(3,953)
Total Expenses	32,279	68,712	(36,433)	decreased	95,669	131,057	(35,388)
Other Income (Expense)
Income from real estate-related loans and securities	5,155	4,453	702	increased	14,504	14,822	(318)
Interest expense	(15,043)	(18,957)	3,914	decreased	(44,391)	(52,284)	7,893
Gain on extinguishment of debt	—	32,251	(32,251)	increased	—	32,251	(32,251)
Gain from unconsolidated entities, net	3,902	1,554	2,348	increased	17,543	5,278	12,265
Other income (expense), net	223	(476)	699	increased	680	1,707	(1,027)
Total Other Income (Expense)	(5,763)	18,825	(24,588)	decreased	(11,664)	1,774	(13,438)
Net (Loss) Income	$(1,965)	$(10,496)	$8,531	increased	$502	$(21,152)	$21,654
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	(540)	289	(829)	increased	$(957)	$722	$(1,679)
Net income attributable to non-controlling interests - preferred stockholders	—	(3)	3		(77)	(69)	(8)
Net loss attributable to redeemable non-controlling interests	764	10	754	decreased	203	20	183
Net Loss Attributable to Brookfield REIT Stockholders	$(1,741)	$(10,200)	$8,459	increased	$(329)	$(20,479)	$20,150
Per common share data:
Net (loss) income per share of common stock - basic and diluted	$(0.03)	$(0.12)	$0.09	increased	$—	$(0.24)	$0.24
Revenues
Revenues primarily consist of base rent arising from tenant leases at our multifamily, student housing, single-family rental, net lease, office and logistics properties. During the three and nine months ended September 30, 2025, revenues decreased $3.3 million to $36.1 million and decreased $0.3 million to $107.8 million, respectively, compared to the three and nine months ended September 30, 2024. The decrease was primarily due to the sale of an office property in September 2024, partially offset by the incremental rental revenue generated from properties acquired during 2024, as well as rental revenue growth at certain single-family rental properties.

The components of revenue during these periods are as follows ($ in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	$	2025	2024	$
Rental revenue	$29,979	$31,354	$(1,375)	$90,683	$89,780	$903
Tenant reimbursements	2,382	2,361	21	6,894	6,985	(91)
Ancillary income and fees	3,716	5,676	(1,960)	10,258	11,366	(1,108)
Total revenues	$36,077	$39,391	$(3,314)	$107,835	$108,131	$(296)

Rental property operating expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. During the three and nine months ended September 30, 2025, rental property operating expenses increased $0.9 million to $14.5 million and increased $2.6 million to $41.8 million, respectively, compared to the three and nine months ended September 30, 2024. The increase is primarily due to operating expenses attributable to acquisition activity in 2024, partially offset by the sale of an office property in September 2024.
General and administrative expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the three and nine months ended September 30, 2025, general and administrative expenses decreased $0.8 million to $1.5 million and decreased $1.0 million to $5.0 million, respectively, compared to the three and nine months ended September 30, 2024. The decrease in general and administrative expenses was primarily driven by a decrease in income tax expense and professional fees related to our taxable REIT subsidiaries.
Management fee
Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the three and nine months ended September 30, 2025, management fees increased $0.5 million to $3.2 million and $1.0 million to $9.5 million, respectively, compared to the three and nine months ended September 30, 2024. Management fees are calculated based on our aggregate NAV of Class S, Class I, Class T, Class D, and Class C shares and the Operating Partnership’s NAV of the Class C, Class D, Class D-1, Class I, Class S, Class S-1, Class T and Class T-1 units of the Operating Partnership held by unitholders other than the Company and are paid monthly (no management fees are paid on Class E shares or units). The increase in management fees for the three and nine months ended September 30, 2025, compared to the corresponding periods in the prior year were due to a higher average NAV during the current periods.
Depreciation and amortization
During the three and nine months ended September 30, 2025, depreciation and amortization decreased $3.1 million to $13.1 million and decreased $4.0 million to $39.4 million, respectively, compared to the three and nine months ended September 30, 2024. The decrease is attributable to the routine asset retirements and the disposition of an office asset.
Income from real estate-related loans and securities
During the three and nine months ended September 30, 2025, income from real estate-related loans and securities increased $0.7 million to $5.2 million and decreased $0.3 million to $14.5 million, respectively, compared to the three and nine months ended September 30, 2024. The increase in the most recent three month period is due to the acquisition of a real estate-related loan. The decrease for the most recent nine month period is primarily attributable to the sales of real estate-related securities, offset by an increase in interest income from real estate-related loans resulting from purchases during the current period.
Interest expense
Interest expense is primarily related to interest incurred on our mortgage loans, credit agreements with a lender secured by certain of our properties, and an uncommitted line of credit from an affiliate of Brookfield (the “Affiliate Line of Credit”). Interest expense decreased $3.9 million to $15.0 million and decreased $7.9 million to $44.4 million during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. The decrease is attributable to the extinguishment of debt through the sale of an office property in 2024, as well as the refinancing of certain mortgage loans at lower interest rates, partially offset by increases due to property acquisitions. As of September 30, 2025, our weighted average cost of leverage, including the impact of our interest rate derivatives, was 4.98%, compared to 5.58% as of September 30, 2024.

Gain from unconsolidated entities, net
Gain from unconsolidated entities, net consists of changes in the fair value of our investments in unconsolidated entities that are held at fair value, as well as realized and unrealized gains and losses on our foreign currency swap contracts related to our unconsolidated non-U.S. investment in Principal Place. During the three and nine months ended September 30, 2025 gains from unconsolidated entities increased $2.3 million to $3.9 million and $12.3 million to $17.5 million, respectively, compared to the three and nine months ended September 30, 2024. The increase was primarily due to the fair value gains on our unconsolidated interests in the U.S. Diversified Logistics Portfolio investments.
Other income (expense), net
Other income (expense), net consists of realized and unrealized gains and losses on our interest rate derivatives and income from our trading securities. During the three and nine months ended September 30, 2025, other income increased $0.7 million to $0.2 million and decreased $1.0 million to $0.7 million, respectively, compared to the three and nine months ended September 30, 2024. The increases in the most recent three month period is due to the unrealized gains on our interest rate derivatives. The decrease for the most recent nine month period is primarily attributable to the absence of realized gains recognized in 2024 upon the maturity of interest rate derivative contracts, partially offset by unrealized gains from changes in the fair value of our interest rate derivative currently held.
Net loss attributable to redeemable non-controlling interests
Net loss attributable to redeemable non-controlling interests was $0.2 million for the nine months ended September 30, 2025 and less than $0.1 million for the nine months ended September 30, 2024. The income or loss allocable to redeemable non-controlling interests is related to interests held in the Operating Partnership by parties other than us. The change from the prior period was due to an increase in redeemable non-controlling interests during the year ended December 31, 2024.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses (as defined in our charter) in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended September 30, 2025, our Total Operating Expenses did not exceed the 2%/25% Limitation.
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
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $443.2 million of liquidity as of September 30, 2025, consisting of $19.5 million of unrestricted cash and cash equivalents, $3.0 million of short-term U.S. Treasury Bonds, $325.7 million of undrawn available capacity on our Secured Credit Facility and SFR Secured Credit Facility, and $95.0 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-related securities, which had an aggregate fair value of $36.7 million as of September 30, 2025.
Our portfolio remains conservatively leveraged at 50.5% as of September 30, 2025, and we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the three and nine months ended September 30, 2025, we received $11.6 million and $222.3 million, respectively, of proceeds from the sale of shares of our common stock. In addition, during the three and nine months ended September 30, 2025, we repurchased $21.6 million and $83.7 million, respectively, in shares of our common stock under our share repurchase plan. Since inception, we have satisfied 100% of repurchase requests.

The following table is a summary of our indebtedness as of September 30, 2025 ($ in thousands):

Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	Principal Balance Outstanding
Fixed rate loans:
Fixed rate mortgages	4.06%	October 2030	N/A	$500,420
Total fixed rate loans				500,420
Variable rate loans:
Variable rate mortgages	SOFR+1.72%	February 2028	N/A	479,699
Secured Credit Facility(3)	SOFR+2.75%	May 2027	$250,000	—
SFR Secured Credit Facility(4)	SOFR+1.85%	May 2027	$185,000	109,300
Affiliate line of credit(5)	SOFR+2.25%	November 2025	$125,000	30,000
Total variable rate loans				618,999
Total indebtedness				1,119,419
Deferred financing costs, net				(6,579)
Total indebtedness, net				$1,112,840

(1)	As of September 30, 2025, SOFR was 4.24%
(2)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.
(3)	As of September 30, 2025, there were no outstanding borrowings on the Secured Credit Facility.
(4)	As of September 30, 2025, borrowings on the SFR Secured Credit Facility were secured by the single-family rental portfolio.
(5)
Borrowings under the Affiliate Line of Credit bears interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to us or our subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

Cash Flows
The following table provides a summary of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows provided by operating activities	$30,236	$34,744
Cash flows (used in) provided by investing activities	(202,357)	51,117
Cash flows provided by (used in) financing activities	181,702	(87,465)
Net change in cash and cash equivalents and restricted cash	$9,581	$(1,604)

Cash flows provided by operating activities decreased $4.5 million during the nine months ended September 30, 2025, compared to the corresponding period in 2024. The decrease is primarily due to $11.5 million of payments received in the prior period for settlements of derivative contracts, offset by $7.9 million less of interest expense in the current period.
Cash flows (used in) provided by investing activities decreased $253.5 million for the nine months ended September 30, 2025, compared to the corresponding period in 2024. The change is primarily due to a $290.9 million increase in cash used to purchase or fund real estate-related loans and securities (net of proceeds from sales and principal repayments), a $42.4 million decrease in cash proceeds from the sale of trading securities (net of purchases of trading securities) and funding of $59.8 million related to our limited partnership interests in the U.S. Diversified Logistics Portfolio I and U.S. Diversified Logistics Portfolio II. The current period activity was offset by prior period activity of $166.5 million in cash used in the acquisition of real estate and $25.5 million in cash proceeds from the disposition of real estate.
Cash flows provided by (used in) financing activities increased $269.2 million for the nine months ended September 30, 2025, compared to the corresponding period in 2024. The increase is primarily due to a $172.2 million increase in proceeds from the issuance of common stock, a $71.4 million decrease in cash used for repurchases of common stock, and a $53.0 million increase in contributions from non-controlling interests related to our DST Program, which was offset by a $19.3 million decrease in net cash from borrowings and repayments on indebtedness and a $5.9 million increase in common stock distributions.

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
Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of September 30, 2025 ($ and shares/units in thousands):

Components of NAV	September 30, 2025
Investments in real estate	$1,793,100
Investments in real estate-related loans and securities	207,999
Investments in unconsolidated entities(1)	162,136
Cash and cash equivalents	19,534
Restricted cash	14,354
Other assets	18,283
Debt obligations	(1,104,627)
Accrued stockholder servicing fees(2)	(199)
Management fee payable	(1,123)
Dividend payable	(5,538)
Subscriptions received in advance	(2,254)
Other liabilities	(38,995)
Non-controlling interests in joint ventures	(80,738)
Net asset value	$981,932
Number of shares/units outstanding	94,111

(1)
Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of September 30, 2025, our allocable share of the gross real estate asset value held by such entities was $409.1 million.

(2)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of September 30, 2025, we have accrued under GAAP approximately $14.0 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party Class I OP Units(2)	Third-party Class E OP Units(2)	Total
Net asset value	$265,145	$325,821	$1,055	$159	$70,286	$15,681	$278,509	$25,276	$981,932
Number of shares/units outstanding	25,553	31,071	100	15	6,904	1,497	26,559	2,412	94,111
NAV Per Share/Unit as of September 30, 2025	$10.3763	$10.4864	$10.5808	$10.5505	$10.1810	$10.4760	$10.4864	$10.4760

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes units of the Operating Partnership held by parties other than us.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2025 valuations, based on property types. Once we own more than one office investment, we will include the key assumptions for that property type.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily/Student Housing	7.3%	5.8%
Single-Family Rental	7.1%	5.4%
Net Lease	6.9%	5.4%
Logistics	9.5%	6.1%

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

Input	Hypothetical Change	Multifamily/Student Housing Investment Values	Single-Family Rental Investment Values	Net Lease Investment Values	Logistics Investment Values
Discount Rate	0.25% Decrease	1.9%	1.1%	1.9%	1.9%
(weighted average)	0.25% Increase	(1.8)%	(0.9)%	(1.9)%	(1.9)%
Exit Capitalization Rate	0.25% Decrease	2.6%	3.9%	2.9%	2.7%
(weighted average)	0.25% Increase	(2.4)%	(3.4)%	(2.6)%	(2.5)%

The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines.

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2025
Stockholders’ equity under U.S. GAAP	$436,127
Redeemable non-controlling interest	303,784
Total partners’ capital of Operating Partnership under GAAP	739,911
Adjustments:
Accrued stockholder servicing fee	13,985
Deferred rent	(7,208)
Advanced organizational and offering costs	4,975
Unrealized net real estate depreciation	(8,429)
Accumulated depreciation and amortization	238,698
NAV	$981,932

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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders and redeemable non-controlling interests. We believe it is meaningful to include redeemable non-controlling interests since it is a component of our NAV ($ in thousands):

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss attributable to Brookfield REIT stockholders and redeemable non-controlling interests	$(2,505)	$(10,210)	$(532)	$(20,499)
Adjustments to arrive at FFO:
Depreciation and amortization	13,085	16,209	39,354	43,307
Impairment of investments in real estate	—	33,922	—	33,922
Gain on extinguishment of debt	—	(32,251)	—	(32,251)
Amount attributable to non-controlling interests for above adjustments	(186)	(210)	(570)	(645)
FFO attributable to stockholders and redeemable non-controlling interests	10,394	7,460	38,252	23,834
Adjustments to arrive at AFFO:
Straight-line rental income	(465)	(536)	(796)	(2,163)
Amortization of above and below market lease intangibles, net	(330)	(206)	(993)	(583)
Amortization of deferred financing costs	604	1,052	1,551	2,642
Amortization of upfront derivative acquisition costs	256	427	805	1,431
Amortization of restricted stock awards	81	81	242	242
Unrealized gain on investments, net(1)	(5,260)	(708)	(18,855)	(27)
Provision for current expected credit losses	289	96	289	(134)
Amount attributable to non-controlling interests for above adjustments	(36)	(61)	(163)	(129)
AFFO attributable to stockholders and redeemable non-controlling interests	5,533	7,605	20,332	25,113
Adjustments to arrive at FAD:
Non-cash management fee	3,221	2,715	9,511	8,544
Realized gain on sale of real estate-related loans and securities	(815)	(2,866)	(902)	(6,613)
Realized gain on sale of treasury bills	(391)	(264)	(1,141)	(771)
Realized (gain) loss on financial instruments(2)	1,993	776	1,993	(2,839)
Stockholder servicing fees	(583)	(693)	(1,805)	(2,272)
FAD attributable to stockholders and redeemable non-controlling interests	$8,958	$7,273	$27,988	$21,162

(1)
Unrealized gain on investments, net relates to provisions for current estimated credit losses and mark-to-market changes on our investments in real estate-related securities, derivative contracts, and investments in unconsolidated entities reported at fair value. For the three and nine months ended September 30, 2025, unrealized gain on investments, net includes $1.4 million and $4.3 million, respectively, of net operating income less interest expense attributable to our unconsolidated investment in Principal Place. For the three and nine months ended September 30, 2024, unrealized gain on investments, net includes $1.4 million and $4.1 million, respectively, of net operating income less interest expense attributable to our unconsolidated investment in Principal Place.

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
The following table details the aggregate net distributions declared for each of our classes of common stock for the three and nine months ended September 30, 2025.

	Three Months Ended September 30, 2025
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2122	$0.2122	$0.2122	$0.2122	$0.2122	$0.2122
Stockholder servicing fees per share of common stock	(0.0222)	—	(0.0068)	(0.0226)	—	—
Management fees per share of common stock	(0.0324)	(0.0328)	(0.0331)	(0.0330)	(0.0318)	—
Net distributions declared per share of common stock	$0.1576	$0.1794	$0.1723	$0.1566	$0.1804	$0.2122

	Nine Months Ended September 30, 2025
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.6380	$0.6380	$0.6380	$0.5667	$0.6380	$0.6380
Stockholder servicing fees per share of common stock	(0.0669)	—	(0.0203)	(0.0600)	—	—
Management fees per share of common stock	(0.0987)	(0.0998)	(0.1007)	(0.0887)	(0.0970)	—
Net distributions declared per share of common stock	$0.4724	$0.5382	$0.5170	$0.4180	$0.5410	$0.6380

The following tables summarize our distributions declared during the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Amount	Percentage	Amount	Percentage
Company Distributions
Payable in cash	$8,176	72%	$5,741	40%
Reinvested in shares	3,242	28%	8,661	60%
Total Company distributions	$11,418	100%	$14,402	100%
Operating Partnership Distributions(1)
Payable in cash	$—	—%	$—	—%
Reinvested in units	5,245	100%	18	100%
Total Operating Partnership distributions	$5,245	100%	$18	100%
Total Company and Operating Partnership Distributions	$16,663	100%	$14,420	100%

Sources of Company and Operating Company Distributions
Cash flows from operating activities	$8,294	50%	$6,733	47%
Cash flow from other sources(2)	8,369	50%	7,669	53%
Total sources of distributions	$16,663	100%	$14,402	100%

Cash flows from operating activities(3)	$8,294		$6,733
Funds from Operations	$10,394		$7,460
Adjusted Funds from Operations	$5,533		$7,605
Funds Available for Distribution	$8,958		$7,273

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Amount	Percentage	Amount	Percentage
Company Distributions
Payable in cash	$24,915	71%	$17,892	40%
Reinvested in shares	10,069	29%	26,289	60%
Total Company distributions	$34,984	100%	$44,181	100%
Operating Partnership Distributions(1)
Payable in cash	$—	—%	$—	—%
Reinvested in units	15,473	100%	53	100%
Total Operating Partnership distributions	$15,473	100%	$53	100%
Total Company and Operating Partnership Distributions	$50,457	100%	$44,234	100%

Sources of Company and Operating Partnership Distributions
Cash flows from operating activities	$30,236	60%	$34,744	79%
Cash flow from other sources(2)	20,221	40%	9,437	21%
Total sources of distributions	$50,457	100%	$44,181	100%

Cash flows from operating activities(3)	$30,236		$34,744
Funds from Operations	$38,252		$23,834
Adjusted Funds from Operations	$20,332		$25,113
Funds Available for Distribution	$27,988		$21,162

(1)	Distributions paid by the Operating Partnership to third parties other than the Company.
(2)	Includes cash flows from investing activities, such as proceeds from sales of trading securities and real estate-related securities.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2025, the outstanding principal balance of our variable rate indebtedness was $619.0 million.
Certain of our mortgage loans and other indebtedness are variable rate and indexed to the U.S. Dollar denominated Secured Overnight Financing Rate (“SOFR”). For the nine months ended September 30, 2025, a 10% increase in SOFR would have resulted in increased interest expense of $0.5 million. We have executed interest rate swaps and caps with an aggregate notional amount of $689.2 million as of September 30, 2025, to hedge the risk of increasing interest rates.
Investments in Real Estate-Related Loans and Securities
As of September 30, 2025, we held $207.6 million of investments in real estate-related loans and securities. Certain of our investments are floating rate and indexed to SOFR. As such, we are exposed to interest rate risk and our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the nine months ended September 30, 2025, a 10% increase or decrease in SOFR would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.1 million. We have executed interest rate swaps with an aggregate notional amount of $24.0 million as of September 30, 2025, to hedge the risk of decreasing interest rates.
We may also be exposed to market risk with respect to our investments in real estate-related securities and real estate-related loans that are held at fair value due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related loans and securities by making investments backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of September 30, 2025, the fair value at which we may sell our investments in real estate-related loans and securities is not known, but a 10% change in the fair value of our investments in real estate-related loans and securities may result in an unrealized gain or loss of $3.7 million.
Foreign Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S. Dollar (“USD”). We seek to manage or mitigate our exposure to the effects of currency changes by entering into derivative financial instruments to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, changes in the timing or amount of foreign currency denominated cash flows from our non-U.S. investments. As of September 30, 2025, we have six foreign currency derivatives with an aggregate notional amount of £101.9 million.
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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
For the three months ended September 30, 2025, all equity securities that were sold and not registered under the Securities Act were previously reported on Current Reports on Form 8-K.

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

During the three months ended September 30, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)(2)	Repurchases as a Percentage of Shares Outstanding(3)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(4)
July 2025	796,694	1.2%	$10.4675	796,694	—
August 2025	712,299	1.0%	$10.3787	712,299	—
September 2025(5)	860,808	1.3%	$10.4323	560,677	—
Total	2,369,801			2,069,670

(1)	Repurchases are limited under the share repurchase plan as described above.
(2)	Share repurchases were funded through a combination of proceeds from the sale of our common stock and proceeds from the sale of trading securities and real estate-related securities.
(3)
Includes shares repurchased outside of the share repurchase plan. For purposes of calculating the monthly and quarterly limits under our share repurchase plan, net repurchases as a percentage of aggregate NAV were 0.8%, 0.8% and 0.3% for the months of July 2025, August 2025 and September 2025, respectively, and 2.0% for the calendar quarter ended September 30, 2025.

(4)	All repurchase requests under our share repurchase plan were satisfied during the period.
(5)	Includes 300,131 Class I shares repurchased from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
On November 11, 2025, Brookfield REIT OP GP LLC, as the general partner, we, as a limited partner, and the other limited partners party thereto entered into that certain Fifth Amended and Restated Limited Partnership Agreement of Brookfield REIT Operating Partnership L.P. (the “Amended and Restated Partnership Agreement”). The Amended and Restated Partnership Agreement amends the prior limited partnership agreement of the Operating Partnership to, among other things, (i) authorize the issuance of a new class of Operating Partnership units designated as Class I-1 units; (ii) provide that any Class T-1 units, Class S-1 units and Class D-1 units received in exchange for DST Interests in connection with the exercise of the FMV Option will automatically convert to Class I-1 units in the event the aggregate selling commissions, dealer manager fees, and investor servicing fees paid with respect to such Operating Partnership units and the DST Interests for which such Operating Partnership units were exchanged, reach a fee limit (if any) set forth in the applicable agreement between the Dealer Manager and the participating intermediary that sold such DST Interests in a DST Offering (the “Fee Limit Conversion”); and (iii) other administrative updates. The Class I-1 units are subject to the same management and performance fees charged on the Operating Partnership’s Class C units, Class D units, Class D-1 units, Class I units, Class S units, Class S-1 units, Class T units and Class T -1 units.
The foregoing description of the Amended and Restated Partnership Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Partnership Agreement, a copy of which is included as Exhibit 10.3 and incorporated herein by reference.

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

4.2	Brookfield Share/OP Unit Repurchase Arrangement (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022 and incorporated herein by reference)

10.1*	Amendment to Dealer Manager Agreement, dated July 2, 2025, by and between Brookfield Real Estate Income Trust Inc. and Brookfield Oaktree Wealth Solutions LLC

10.2*	Fifth Amendment to Uncommitted Unsecured Line of Credit dated October 7, 2025 by and among Brookfield REIT Operating Partnership L.P. and Brookfield US Inc.

10.3*	Fifth Amended and Restated Limited Partnership Agreement of Brookfield REIT Operating Partnership L.P. dated November 11, 2025.

10.4*
First Amendment to the Third Amended and Restated Advisory Agreement, dated November 11, 2025, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC.

10.5	Third Amended and Restated Advisory Agreement, dated August 11, 2025, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
*	Filed herewith.

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

Brookfield Real Estate Income Trust Inc.

November 12, 2025	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

November 12, 2025	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Financial Officer
(Principal Financial and Accounting Officer)