Form 10-K
period 2025-12-31
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2026-03-17
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____
Commission File Number: 000-56428

 Brookfield Real Estate Income Trust Inc.
(Exact name of registrant as specified in its charter)

Maryland	82-2365593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 Liberty Street, 8th Floor
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
As of February 28, 2026 the registrant had the following shares outstanding: 57,223,034 Class I shares, par value $0.01 per share, 24,415,002 Class S shares, par value $0.01 per share, 97,129 Class D shares, par value $0.01 per share, 20,543 Class T shares, par value $0.01 per share, 5,884,856 Class C shares, no par value per share, and 3,993,362 Class E shares, no par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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
•If we fail to maintain our qualifications as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease as a result of being subject to corporate income tax.

ITEM 1. BUSINESS
References herein to “Brookfield Real Estate Income Trust,” the “Company,” “we,” “us,” or “our” refer to Brookfield Real Estate Income Trust Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.
History and Development of the Company
Brookfield Real Estate Income Trust was formed on July 27, 2017, as a Maryland corporation and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We seek to invest in well-located, high quality real estate properties that generate strong current cash flow and could further appreciate in value through proactive, best-in-class asset management. Our real estate-related debt strategy seeks to achieve high current income and superior risk-adjusted returns. We are structured as an umbrella partnership real estate investment trust (“UPREIT”), which means that we own substantially all of our assets through our operating partnership, Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”), a Delaware limited partnership, of which our wholly owned subsidiary is the sole general partner.
We are externally managed by our Adviser, an affiliate of Brookfield Asset Management Ltd. (together with its affiliates, “Brookfield”). On November 2, 2021, we consummated a series of related transactions and actions that we refer to collectively as the “Adviser Transition,” including, but not limited to, the engagement of the Adviser as our external manager, the engagement of Oaktree Fund Advisors, LLC (the “Sub-Adviser”) to select and manage certain of our liquid assets and the engagement of Brookfield Private Wealth LLC (formerly, Brookfield Oaktree Wealth Solutions LLC) (the “Dealer Manager”) as the dealer manager for our public offerings.
We are conducting a continuous public offering (the “Public Offering”) of Class S, Class T, Class D and Class I shares of our common stock pursuant to the Securities Act of 1933, as amended (the “Securities Act”). On April 30, 2018, we launched our initial public offering of up to $2.0 billion in shares of our common stock. On November 2, 2021, our initial public offering terminated, and we commenced our second public offering of up to $7.5 billion in shares of our common stock. On July 2, 2025, our second public offering terminated, and we commenced our third public offering of up to $7.5 billion in shares of our common stock (the “Current Public Offering”).
In addition to the Public Offering, we are conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. We are also offering Class E shares to Brookfield’s and Brookfield Oaktree Holdings, LLC’s (“Oaktree”) employees and our independent directors in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D promulgated thereunder.
As of March 17, 2026, we had received cumulative net proceeds of $1.1 billion, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our common stock in our Public Offering and private offerings. We have contributed the net proceeds from our Public Offering and private offerings to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate-related debt and securities and for other general corporate purposes (including to fund repurchase requests under our share repurchase plan from time to time). We intend to continue selling shares of our common stock on a monthly basis through our Public Offering and private offerings.
In addition to our Public Offering and private offerings, on October 1, 2024, through our Operating Partnership, we launched a program to raise capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests to “accredited investors” in specific Delaware statutory trusts holding real properties (the “DST Program”). As of December 31, 2025, we had raised gross offering proceeds of $118 million through the DST Program.
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
We seek to achieve attractive risk-adjusted returns through investments in real estate assets with an emphasis on stable current income and long-term growth potential. Consistent with Brookfield’s investment philosophy, we seek to achieve attractive returns and mitigate downside risk by identifying price discounts relative to intrinsic value and replacement cost.
Our investment strategy seeks to capitalize on Brookfield’s deep expertise as an owner and operator of real assets with a long-standing history of creating value and delivering strong risk-adjusted returns across market cycles. We also seek to benefit from Brookfield’s disciplined investment approach, as well as its scale and ability to identify and acquire our target investments at attractive pricing. Brookfield is a leading global alternative asset manager with over $1 trillion of assets under management across infrastructure, renewable power and transition, private equity, real estate, and credit as of December 31, 2025. Brookfield invests client capital for the long-term with a focus on real assets and essential service businesses that form the backbone of the global economy. Brookfield offers a range of alternative investment products to investors around the world, including public and private pension plans, endowments and foundations, sovereign wealth funds, financial institutions, insurance companies and private wealth investors. Brookfield draws on its heritage as an owner and operator to invest for value and generate strong returns for its clients, across economic cycles.
Investments in Real Estate
We invest primarily in stabilized, income-generating real estate across various segments, including multifamily, student housing, office, logistics, single-family rental, net lease, and alternative property types. The majority of our portfolio is concentrated in the United States, but we may selectively invest in large global cities where our sponsor, Brookfield, has comprehensive capabilities, such as Toronto, London, Sydney and Seoul.
We do not designate specific geography or sector allocations for the portfolio; rather we invest in regions or asset classes where we see the best opportunities that support our investment objectives.
As of December 31, 2025, we owned a diversified portfolio of 18 properties, 787 single-family rental homes and four unconsolidated interests in real estate joint ventures. Our real estate properties consisted of multifamily (47%), net lease (21%), logistics (15%), single-family rental (10%), student housing (5%), and office (2%) based on the asset value of our real estate investments.

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
As of December 31, 2025, our investments in real estate-related loans and securities consisted of 26 investments with an aggregate fair value of approximately $101 million.
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
For the year ended December 31, 2025 we had net losses attributable to stockholders under U.S. Generally Accepted Accounting Principles (“GAAP”) and an accumulated deficit. It is possible that we will continue to experience net losses and to accumulate additional deficits, which may negatively affect the value of our shares of common stock.
We have held several of our current investments for only a limited period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.
We have not yet acquired or identified all of the investments we may make. We are not able to provide you with any information relating to any future properties, real estate debt or real estate-related securities that we may acquire. Because we have not held several of our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from our offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate debt and real estate-related securities. However, because you are unable to evaluate the economic merit of our future investments before we make them, you have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you do not have the opportunity to evaluate potential investments. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.
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
We may choose to repurchase fewer shares than have been requested to be repurchased in any particular month, or none at all, in our discretion at any time. This may be due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares.
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
As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of our shares. For the year ended December 31, 2025, 55% of our distributions were funded by cash flows from operations and 45% of our distributions were funded from other sources including cash flows from investing activities, such as proceeds from sales of trading securities and real estate-related securities.
We may pay distributions and fund share repurchases from sources other than our cash flows from operations and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flows from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders or share repurchases from sources other than cash flows from operations. The extent to which we pay distributions and fund share repurchases from sources other than cash flows from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, level of share repurchase requests, the extent to which the Adviser elects to receive its management or performance fees in shares of our common stock or units of the Operating Partnership, how quickly we invest the proceeds from the Public Offering and any future offering and the performance of our investments along with tax and Investment Company Act considerations relating thereto.
Funding distributions and share repurchases from the proceeds of the sale of properties and other real estate-related assets that we acquire, the repayment of loans that we acquire or originate, borrowings, return of capital or proceeds of the Public Offering will result in a reduction of assets available to acquire properties or other real estate-related investments. As a result, the return stockholders realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute existing stockholders’ interest in us on a percentage basis and may impact the value of stockholders’ investments, especially if we sell these securities at prices less than the price they paid for their shares. Funding share repurchases from the sale of additional securities will impact the value of stockholders' investments if we sell these securities at prices less than the price at which we repurchase shares. We may be required to continue to fund our regular distributions and share repurchases from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions or repurchases that may be paid from any of these sources.
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
For the purposes of calculating our monthly NAV, our properties will initially be valued at cost, which we expect to represent fair value at that time. Thereafter, our independent valuation advisor will prepare monthly appraisals of our properties (except for single-family rentals and international properties) in accordance with the valuation guidelines approved by our board of directors. At least once annually, we obtain an appraisal prepared by another independent third-party appraisal firm. Such annual appraisal report will provide an estimated range of value for the property, which our independent valuation advisor will take into consideration when determining the value of the property during such month. Our investments in real estate securities will be valued monthly by the Adviser using quotations from third-party pricing vendors.
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
We obtain annual appraisals from independent third parties for each of our properties, as well as have our independent valuation advisor prepare update appraisals at the end of each month for each of our properties, other than any single-family rental properties and international properties. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally anticipated for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new monthly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the last day of the month when the Adviser determines NAV.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Adviser’s determination of our monthly NAV per share will be based in part on annual appraisals of each of our properties by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor or appraisals provided directly by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our properties, and is responsible for notifying our independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.
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
Our Public Offering is being made on a “best efforts” basis, meaning that the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our Public Offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments, resulting in less diversity in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that our stockholders will lose money in their investment if we have less diversity in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. Further, our board of directors has approved a share repurchase arrangement whereby we will offer to repurchase shares or Operating Partnership units held by one or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”), provided that no such repurchase will be made during any month in which the full amount of all shares requested to be repurchased under our share repurchase plan is not repurchased. As a result of this share repurchase arrangement, our aggregate NAV may not grow as quickly as it otherwise might as a result of our continuous offering and we may not have capital to make new investments until the shares and Operating Partnership units owned by the Brookfield Investor that are subject to this repurchase arrangement are fully repurchased, which will exacerbate the risks described above.
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
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in the Public Offering or future public offerings (including using prices based on our NAV as of a different time than the applicable NAV used in our Public Offering); (2) issue equity interests in private offerings (including using prices based on our NAV as of a different time than the applicable NAV used in our Public Offering); (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; or (4) issue shares or our common stock or Operating Partnership units to the Adviser, or its respective successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional shares, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of the Operating Partnership, stockholders’ percentage ownership interest in our assets will be diluted. Because certain classes of the units of the Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, you may experience substantial dilution in your percentage ownership of shares of our common stock or your interests in the underlying assets held by the Operating Partnership.

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

Cybersecurity failures and data security incidents could materially adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.
Cybersecurity failures or other security incidents may result in disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, and damage to our business relationships and reputation, causing our business and results of operations to suffer. Additionally, the risk of cybersecurity incidents may be heightened by the increased prevalence and use of artificial intelligence and machine-learning technology. We rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks, and in the computer systems and networks of third parties with whom we do business or communicate. Our information technology systems face ongoing cybersecurity threats and attacks, which could result in the failure of such infrastructure. Our cybersecurity measures may not be effective against all future threats. We may not be able to anticipate all types of security threats or implement preventive measures effective against all such threats. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for extended periods of time. Hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. In addition, we may experience operational disruptions or information security breaches at third-party vendors, counterparties, service providers or other entities that interact with our systems or that could otherwise affect our business. Such disruptions or breaches could result in the unauthorized acquisition, use, disclosure, modification or destruction of our confidential information or that of our investors, portfolio companies, tenants or employees, litigation, regulatory investigations, remediation costs, increased cybersecurity protection costs, reputational damage, loss of business or potential liability. Impacts from any such incidents could have a material adverse impact on our business, financial condition, and results of operations. Further, in the event that the Adviser or a third-party service provider fails to promptly notify us of a technology breach, you may not receive prompt notification of such breach, if at all, and the delay or failure to disclose a technology breach may have a material adverse effect on our business and results of operations.
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to our company, our Adviser and our investments. We could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business and our investments, including by potentially significantly disrupting the markets in which we operate or subjecting us to increased competition and regulation, which could materially and adversely affect our business, financial condition or results of operations. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cybersecurity and other security attacks experienced by us and our service providers.
Our collection and use of sensitive personal and confidential information subjects us to data privacy, regulatory, litigation, and reputational risks.
The collection, storage and processing of sensitive personal and confidential information relating to tenants, employees, investors, counterparties, and other third parties may result in additional risk of litigation, regulatory action, and reputational damage. The information is subject to increasingly complex and evolving data privacy and protection laws, regulations, and contractual obligations across multiple jurisdictions. The failure to adequately protect such information, comply with applicable data privacy requirements, or respond effectively to a data breach, cybersecurity incident, or unauthorized access could result in regulatory enforcement actions, litigation, financial penalties, remediation costs, operational disruption, and reputational harm.
Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in our Public Offering, which would harm our ability to achieve our investment objectives.
Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest requires a broker-dealer or associated person, when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer, to act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker- dealer or associated person ahead of the interest of the retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to investing in our shares that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Under Regulation Best Interest, broker- dealers participating in the Public Offering must consider such alternatives when evaluating the best interests of their clients. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend the Public Offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in the Public Offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.
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
Under the DST Program, certain of our existing real properties and real properties acquired from third parties may be placed into DSTs, the DST Interests of which will be sold to investors. We, through a wholly owned subsidiary, will hold long-term leasehold interests in each DST Property under a master lease, which will be guaranteed by the Operating Partnership. Under each master lease, we, through such subsidiary or applicable master tenant, will be responsible for subleasing the applicable DST Property to occupying tenants until the earlier of the expiration of the master lease or the Operating Partnership’s exercise of the FMV Option, (as defined in Item 7), which means that we bear the risk that the underlying cash flows from a DST Property may be less than the master lease payments. Therefore, even though we will no longer own such applicable DST Property, because of the fixed terms of the master lease guaranteed by the Operating Partnership, negative operating performance by a DST Property could affect cash available for distributions to our stockholders and would likely have an adverse effect on our results of operations. In addition, although the Operating Partnership will hold a FMV Option to reacquire each DST Property, the purchase price will be based on the then-current fair market value of the applicable DST Property subject to the master lease. Therefore, we may pay more for a DST Property upon the FMV Option exercise if it appreciates while held by the applicable DST than if we had not placed such property in the DST Program.
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
Our activities and investments could be materially adversely affected by the instability in the U.S. or global financial markets, or changes in market, economic, political or regulatory conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation of our investments), trade barriers and currency exchange controls, and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) in respect of the countries in which we invest, as well as by numerous other factors outside the control of the Adviser or its affiliates. Recently, shifts in U.S. trade policy, including increased tariffs and uncertainty surrounding existing international trade agreements, have contributed to heightened volatility in global markets and economic conditions. Such uncertainty can influence business activity and supply chains, which may adversely affect general market performance and our operations. Furthermore, the imposition of such tariffs or other similar trade restrictions may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the U.S. Any future financial market disruptions may adversely affect the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or effectively exit or realize upon investments on favorable terms. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. Any of the foregoing events could result in substantial or total losses to us in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in our capital structure or a particular investment’s capital structure. Such financial market disruptions may also force us to use a greater proportion of our Public Offering proceeds to finance our acquisitions and fund tenant improvements, reducing the cash available to make distributions and satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.
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
While the majority of our portfolio is concentrated in the United States, we may selectively invest in large global cities where Brookfield has comprehensive capabilities, such as Toronto, London, Sydney and Seoul. As a result, some of our assets and operations may be in countries where the U.S. dollar (“USD”) is not the functional currency. These operations pay distributions in currencies other than the USD which we must convert to USD prior to making distributions on our shares. A significant depreciation in the value of such foreign currencies may have a material adverse effect on our business, financial condition and results of operations.
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
The activity of identifying, completing and realizing attractive real estate and real estate-related investments is highly competitive and involves a high degree of uncertainty and risk. We face competition for investments from other real estate investment vehicles, as well as individuals and companies, publicly-traded REITs, financial institutions (such as mortgage banks and pension funds), hedge funds and investment funds affiliated with other financial sponsors or institutional real estate investors, private equity and debt investors, and credit vehicles, some of which are likely a source of reasonable alternatives under Regulation Best Interest. Further, over the past several years, many real estate funds and publicly traded REITs have been formed (and many such existing funds have grown in size) for the purpose of investing in real estate assets and real estate debt. In recent years, hedge funds and other participants have also become increasingly active in the private mezzanine market. Other funds may have investment objectives that overlap with us, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. These competitive pressures could reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made and we may not be able to take advantage of attractive investment opportunities. There can be no assurance that the Adviser will be able to locate, complete and exit investments which satisfy our objectives, or realize upon their values. These risks may be exaggerated as a result of the investment allocation policy adopted by Brookfield. Furthermore, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. Additionally, rapid advances in artificial intelligence may intensify competition and disrupt traditional operating models, creating pressures and operational uncertainties across industries. Competition may also cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our results of operations may be adversely impacted.
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
We may experience losses related to our properties arising from natural disasters such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes, typhoons and floods, though certain losses of a catastrophic nature may be uninsurable or insurable at such high rates that to maintain such coverage would cause an adverse impact to our profitability. Moreover, we cannot assure you that any insurance coverage we carry will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance for a property. As a result, not all investments may be insured against terrorism. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us, the Adviser or the Sub-Adviser.
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
Lower revenue growth or significant unanticipated expenditures may result from changes in rent control or rent stabilization laws or other residential landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. Any future enactments of rent control or rent stabilization laws or other laws regulating housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with investments in residential properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties. Additionally, recent policy proposals aimed at limiting institutional investors from buying single‑family housing could reduce our ability to acquire certain single-family housing, increase regulatory uncertainty, and reduce the number of buyers for single-family housing, which may adversely affect market dynamics and valuations.
Certain of the rental housing properties in which we invest must comply with the Fair Housing Amendment of 1988 (the “FHAA”).
Certain of the rental housing properties in which we invest domestically must comply with the FHAA which requires that certain rental properties first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of rental housing communities for compliance with the requirements of the FHAA and the Americans with Disabilities Act (the “ADA”) and an increasing number of substantial enforcement actions and private lawsuits have been brought against rental housing properties to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

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
It is expected that we will be operated pursuant to an exemption or exclusion from the registration requirements under the CFTC regulations, including pursuant to certain no-action relief with respect to equity REITs. Therefore, neither the Adviser nor the Sub-Adviser will be required to provide prospective investors with a CFTC compliant disclosure document, nor will they be required to provide investors with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered commodity pool operators, in connection with any offerings of shares.

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
We have entered into an uncommitted line of credit from an affiliate of Brookfield (the “Affiliate Line of Credit”) and may seek to obtain additional lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to pay distributions or fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to borrow under the line of credit, that the lender will issue a loan or extend or renew the line of credit, or that we will be able to obtain additional lines of credit on financially reasonable terms. In addition, we may not be able to obtain a line of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to pay distributions or fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our Public Offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness.
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
The success of our Public Offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.
The dealer manager for the Public Offering is Brookfield Private Wealth LLC, an affiliate of the Adviser. The success of the Public Offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker- dealers and other agents to distribute shares in the Public Offering. If the Dealer Manager is unable to do so, we may not be able to raise adequate proceeds through the Public Offering to meet our investment objectives. In addition, the Dealer Manager serves as dealer manager for other issuers, including Other Brookfield Accounts and other accounts of Oaktree (“Other Oaktree Accounts”). As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the Public Offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through the Public Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

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
Various potential and actual conflicts of interest will arise as a result of our overall investment activities and the overall investment activities of Brookfield, Oaktree, the Dealer Manager, the Adviser, the Sub-Adviser and their affiliates. The following risk factors enumerate all known material but not all potential conflicts of interest that should be carefully evaluated before making an investment in us. Brookfield and Brookfield personnel may in the future engage in further activities that may result in additional conflicts of interest not addressed below. If any matter arises that we and our affiliates (including the Adviser, the Sub-Adviser and the Dealer Manager) determine in our good faith judgment constitutes an actual conflict of interest, we and our affiliates (including the Adviser, the Sub-Adviser and the Dealer Manager) may take such action as we determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and Brookfield, Oaktree or their respective affiliates will require approval by our board of directors, including a majority of our independent directors. There can be no assurance that our board of directors, Brookfield or Oaktree will identify or resolve all conflicts of interest in a manner that is favorable to us.
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
The Adviser and its affiliates will devote such time as necessary to conduct our business affairs in an appropriate manner. However, a core group of real estate professionals devote substantially all of their business time not only to our activities but also to the activities of several Other Brookfield Accounts (and their investments) and their related entities (which may include separate accounts, dedicated managed accounts or investment funds formed for specific geographical areas or investments). Consequently, conflicts are expected to arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
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
We have entered into the Affiliate Line of Credit with an affiliate of Brookfield, pursuant to which we may borrow up to $125 million at an interest rate equal to the lowest then-current interest rate offered by a third-party lender to us for a similar credit product, or, if no such rate is available, the USD denominated Secured Overnight Financing Rate (“SOFR”) plus a 0.10% credit adjustment and a 2.25% margin. There can be no assurances that we will be able to borrow under the Affiliate Line of Credit, or that the Brookfield lender will issue a loan or extend or renew the Affiliate Line of Credit. Because this Affiliate Line of Credit is with an affiliate of Brookfield, the terms of the agreement were not negotiated at arm’s length. The Adviser may face conflicts of interest in connection with any borrowings or disputes under this Affiliate Line of Credit.
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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” (“TRS”) under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on profits, the borrower’s discretion, or similar factors.
Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and for taxable years beginning after December 31, 2025, no more than 25% of the value of our assets may be represented by securities of one or more TRSs. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments.
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
Final Treasury regulations that are effective as of April 25, 2024 (the “Final Regulations”), modify prior tax guidance relating to the determination of whether we are a domestically controlled REIT by providing a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and by treating “qualified foreign pension funds” as foreign persons. Recently released proposed Treasury regulations (the “Proposed Regulations”) eliminated the look-through rules from the Final Regulations and have stated that taxpayers can choose to apply the Proposed Regulations to transactions occurring on or after April 25, 2024.
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
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state, local and foreign taxes. For example, net income from the sale of properties that are “dealer” properties (properties held for sale in the ordinary course of a trade or business and not for investment) sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, we may elect to cause our stockholders to be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, will have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
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
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20% (excluding the 3.8% “net investment income” tax). Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under current law, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of “ordinary” REIT dividends (i.e., dividends other than capital gain dividends and qualified dividend income) received by them, which temporarily reduces the effective tax rate on such dividends.
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
Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the USD and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements. Even if we maintain our status as a REIT, entities through which we hold investments in assets located outside the United States may be subject to income taxation by jurisdictions in which such assets are located or in which our subsidiaries that hold interests in such assets are located. Any such taxes could adversely affect our business, results of operations, cash flows or financial condition, and our cash available for distribution to our stockholders will be reduced by any such non-U.S. income taxes.
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
A taxpayer’s adjusted taxable income starts with its taxable income and adds back items of non-business income and expense, depreciation, amortization, or depletion, business interest income and business interest expense, net operating losses and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
Our TRSs are subject to special rules that may result in increased taxes.
We may conduct certain activities or invest in assets through one or more TRSs. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to management of hotel and healthcare properties, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A domestic TRS is subject to U.S. federal income tax as a regular C corporation.
For taxable years beginning after December 31, 2025, no more than 25% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. This requirement limits the extent to which we can conduct our activities through TRSs. The values of some of our assets, including assets that we hold through TRSs, may not be subject to precise determination, and values are subject to change in the future. In addition, as a REIT, we must pay a 100% penalty tax on IRS adjustments to certain payments that we make or receive if the economic arrangements between us and any of our TRSs are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. However, the IRS may successfully assert that the economic arrangements of any of our intercompany transactions are not comparable to similar arrangements between unrelated parties.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the 75% and 95% REIT gross income tests if: (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (ii) such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
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
Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including the Operating Partnership, but excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances concerning the acquisition, ownership and disposition of such property. We intend to avoid this 100% “prohibited transaction” tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a TRS, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Code. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business or that a safe harbor will apply.
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
As an externally advised company, we do not maintain a standalone information technology infrastructure separate from that of our Adviser. Accordingly, our cybersecurity risk profile is primarily associated with our reliance on the Adviser and certain third-party and affiliated service providers, including property managers and other vendors that support our operations and portfolio investments. Through the Adviser’s cybersecurity and vendor governance programs described above, cybersecurity risks arising from these parties are assessed and monitored as part of our overall risk management framework.
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
No risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us, our business strategy, results of operations or financial condition. However, we can provide no assurance that we will not experience any material cybersecurity threats or incidents in the future. See “Item 1.A. Risk Factors — Cybersecurity failures and data security incidents could materially adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”
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
Our principal executive and administrative offices are located at 225 Liberty Street, 8th Floor New York, NY 10281. We consider these facilities to be suitable for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Public Offering of Common Stock
The Public Offering consists of four classes of shares of our common stock, Class S shares, Class T shares, Class D shares and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 17, 2026, there were 1,861 holders of record of our Class S common stock, 289 holders of record of our Class I common stock, 4 holders of record of our Class T common stock, and 13 holders of record of our Class D common stock. Class C and Class E shares are not offered or sold in the Public Offering. These figures do not include the number of stockholders that hold shares in “street name” through banks or broker-dealers. The following table details the selling commissions, dealer manager fees and stockholder servicing fees for each applicable share class being offered and sold in the Public Offering as of December 31, 2025:

	Class S Shares	Class T Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 0.5%	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—
For Class S shares sold in the Public Offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the Pubic Offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the Public Offering, investors will pay upfront selling commissions of up to 0.5% of the transaction price. There are no upfront selling commissions or dealer manager fees with respect to Class I shares.
The Dealer Manager, a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Public Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares and Class T shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares.
For the year ended December 31, 2025, the costs of raising capital in our Public Offering, which represents all upfront selling commissions, upfront dealer manager fees, stockholder servicing fees and organization and offering costs accrued by us during the year, was approximately 0.4% of capital raised, inclusive of capital raised from private offerings.

The following table presents our monthly NAV per share for each of the six classes of shares from January 31, 2023 through December 31, 2025:

	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares (1)	Class E Shares (1)
January 31, 2023	$13.2112	$13.3019	$13.2957	$—	$13.0050	$13.2742
February 28, 2023	13.1299	13.2192	13.2047	—	12.9231	13.1923
March 31, 2023	12.8583	12.9469	12.9538	—	12.6584	12.9215
April 30, 2023	12.8531	12.9465	12.9928	—	12.6617	12.9087
May 31, 2023	12.7076	12.8002	12.8466	—	12.5181	12.7723
June 30, 2023	12.4704	12.5603	12.6073	—	12.2839	12.5345
July 31, 2023	12.4159	12.5063	12.5746	—	12.2284	12.4806
August 31, 2023	12.2713	12.3597	12.4305	—	12.0856	12.3356
September 30, 2023	12.2754	12.3651	12.4373	—	12.0879	12.3397
October 31, 2023	12.2236	12.3138	12.3859	—	12.0361	12.2887
November 30, 2023	11.9828	12.0743	12.1459	—	11.8006	12.0471
December 31, 2023	11.6835	11.7742	11.8483	—	11.5092	11.7522
January 31, 2024	11.6574	11.7507	11.8473	—	11.4815	11.7274
February 29, 2024	11.3510	11.4431	11.5337	—	11.1759	11.4318
March 31, 2024	11.2240	11.3174	11.4227	—	11.0461	11.3070
April 30, 2024	11.2146	11.3109	11.4093	—	11.0368	11.2980
May 31, 2024	11.1726	11.2698	11.3688	—	10.9952	11.2573
June 30, 2024	11.1158	11.2130	11.3137	—	10.9360	11.2012
July 31, 2024	11.0662	11.1665	11.2666	—	10.8880	11.1540
August 31, 2024	10.9145	11.0178	11.1154	—	10.7421	11.0065
September 30, 2024	10.9753	11.0809	11.1828	—	10.7991	11.0677
October 31, 2024	10.9331	11.0385	11.1365	—	10.7570	11.0273
November 30, 2024	10.8872	10.9920	11.0910	—	10.7129	10.9805
December 31, 2024	10.8911	10.9967	11.0958	—	10.7161	10.9854
January 31, 2025	10.8406	10.9454	11.0453	—	10.6659	10.9355
February 28, 2025	10.5818	10.6888	10.7893	10.7394	10.4010	10.6687
March 31, 2025	10.4729	10.5784	10.6791	10.6304	10.2856	10.5614
April 30, 2025	10.4412	10.5472	10.6413	10.5994	10.2518	10.5340
May 31, 2025	10.4322	10.5389	10.6326	10.5937	10.2416	10.5261
June 30, 2025	10.4067	10.5143	10.6082	10.5713	10.2154	10.5017
July 31, 2025	10.3987	10.5073	10.6013	10.5664	10.2061	10.4948
August 31, 2025	10.3727	10.4821	10.5760	10.5437	10.1791	10.4702
September 30, 2025	10.3763	10.4864	10.5808	10.5505	10.1810	10.4760
October 31, 2025	10.3478	10.4584	10.5534	10.5252	10.1506	10.4490
November 30, 2025	10.3191	10.4310	10.5254	10.4997	10.1201	10.4210
December 31, 2025	10.2656	10.3778	10.4720	10.4557	10.0657	10.3687

(1)	Class C and Class E shares of our common stock are offered and sold to investors pursuant to private offerings.

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
With the approval of our board of directors, including a majority of the independent directors, we have engaged Altus Group U.S. Inc. to serve as our independent valuation advisor. At the end of each month, our independent valuation advisor will (1) with respect to our properties that are not single-family rental or international properties, prepare update appraisals for each property, (2) with respect to our properties that are not single-family rental properties, review the annual appraisals obtained from third-party appraisal firms, and (3) with respect to our international properties, review the monthly valuations performed by the Adviser. We have also engaged an independent third-party appraisal firm to prepare monthly valuations of our single-family rental properties, as well as an independent third-party valuation provider to prepare monthly valuations of our property-level debt liabilities. When identified by the Adviser, individual property appraisals will be updated for events that materially impact our gross asset value; however, there may be a lag in time between the occurrence of such event(s) and the determination of the impact on our gross asset value. The Adviser, with the approval of our board of directors, including a majority of the independent directors, may engage additional independent valuation advisors in the future as our portfolio grows. While our independent valuation advisor performs an important role with respect to our property valuations, our independent valuation advisor is not responsible for, and does not calculate, our NAV. The Adviser is ultimately responsible for the determination of our NAV.
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
•Investments in Unconsolidated Properties Held Through Joint Ventures: Our unconsolidated properties held through joint ventures are valued in a manner that is consistent with the methodologies described above. After the fair value of the assets and liabilities are determined, we apply our ownership percentage to the net asset value and reflect this amount as our investments in unconsolidated entities. For further details on our investments in unconsolidated entities reported at fair value for GAAP, see Valuation of Assets and Liabilities Measured at Fair Value in Note 2 —

“Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K.
•Investments in and Alongside Private Investment Funds: Our unconsolidated investments in any private investment fund (including, but not limited to, any fund for which Brookfield acts as sponsor, general partner, or manager) are valued monthly by the Adviser. In addition, unconsolidated investments made alongside any private investment fund for which Brookfield acts as sponsor, general partner, or manager are valued monthly by the Adviser. In evaluating the fair value of our interests in or alongside a fund as described above, the Adviser will value the real estate in a manner that is consistent with the guidelines described above for our consolidated properties, incorporating the fair value of any other assets and liabilities of the fund or entity in which we hold an unconsolidated investment alongside a fund. Not less than annually, the valuation of the underlying real estate assets in such fund or entity will either be reviewed by the independent valuation advisor as to its reasonableness or be appraised by an independent third-party appraisal firm. The independent valuation advisor or the independent third-party appraisal firm will not be responsible for the calculation of our interest in or alongside a private investment fund.
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
◦Management fees are accrued monthly in an amount equal to 1/12 of 1.25% of the NAV of our Class C, Class D, Class I, Class S and Class T common shares, on the last day of the month, prior to giving effect to distributions, accrued stockholder servicing fees, and accrued performance fees. In addition, a management fee is accrued monthly in an amount equal to 1/12 of 1.25% of the aggregate DST Property consideration, on the last day of the month, for all DST Properties subject to a FMV Option held by the Operating Partnership.
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
Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of December 31, 2025 ($ and shares/units in thousands):

Components of NAV	December 31, 2025
Investments in real estate	$1,826,825
Investments in real estate-related loans and securities	101,318
Investments in unconsolidated entities(1)	167,788
Cash and cash equivalents	35,147
Restricted cash	11,298
Other assets	98,833
Debt obligations	(1,095,857)
Accrued stockholder servicing fees(2)	(199)
Management fee payable	(1,088)
Dividend payable	(5,641)
Subscriptions received in advance	(370)
Other liabilities	(46,623)
Non-controlling interests in joint ventures	(118,116)
Net asset value	$973,315
Number of shares/units outstanding	94,246

(1)
Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of December 31, 2025, our allocable share of the gross real estate asset value held by such entities was $414.3 million.

(2)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of December 31, 2025, we had accrued under GAAP approximately $12.9 million of stockholder servicing fees payable to the Dealer Manager related to the Class S, Class T and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party Class I OP Units(2)	Third-party Class E OP Units(2)	Total
Net asset value	$256,451	$595,623	$1,029	$213	$61,960	$40,931	$16,147	$961	$973,315
Number of shares/units outstanding	24,982	57,394	98	20	6,156	3,948	1,556	92	94,246
NAV Per Share/Unit as of December 31, 2025	$10.2656	$10.3778	$10.4720	$10.4557	$10.0657	$10.3687	$10.3778	$10.3687

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes the units of the Operating Partnership held by parties other than the Company.

The following table details the weighted average discount rate and exit capitalization rate, which are the key assumptions in the discounted cash flow methodology, by property type as of December 31, 2025:

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily/Student Housing	7.2%	5.8%
Single-Family Rental	7.1%	5.4%
Net Lease	6.9%	5.4%
Office	8.3%	7.5%
Logistics	9.5%	6.2%

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

Input	Hypothetical Change	Multifamily/Student Housing Investment Values	Single-Family Rental Investment Values	Net Lease Investment Values	Logistics Investment Values
Discount Rate	.25% Decrease	1.9%	1.1%	1.9%	1.8%
(weighted average)	.25% Increase	(1.9)%	(1.1)%	(1.9)%	(1.9)%
Exit Capitalization Rate	.25% Decrease	2.6%	3.9%	2.9%	2.7%
(weighted average)	.25% Increase	(2.4)%	(3.4)%	(2.6)%	(2.4)%

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2025
Stockholders’ equity under U.S. GAAP	$703,842
Redeemable non-controlling interest	960
Non-controlling interest attributable to Operating Partnership unitholders	16,084
Total partners’ capital of Operating Partnership under GAAP	720,886
Adjustments:
Accrued stockholder servicing fee	12,937
Deferred rent	(7,538)
Advanced organizational and offering costs	4,295
Unrealized net real estate appreciation	(9,159)
Accumulated depreciation and amortization	251,894
NAV	$973,315

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
The following table details the aggregate net distributions declared for each class of common stock for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.8521	$0.8521	$0.8521	$0.7808	$0.8521	$0.8521
Stockholder servicing fee per share of common stock	(0.0890)	—	(0.0269)	(0.0826)	—	—
Management fee per share of common stock	(0.1331)	(0.1345)	(0.1357)	(0.1234)	(0.1306)	—
Net distributions declared per share of common stock	$0.6300	$0.7176	$0.6895	$0.5748	$0.7215	$0.8521

(1)	The Company issued its first Class T shares of common stock in February 2025, thus no distributions were declared for Class T prior to this date.

For the year ended December 31, 2025, we declared distributions in the amount of $49.7 million. The following table outlines the tax character of our distributions paid in 2025 as a percentage of total distributions. The distribution declared on December 30, 2025 was paid in January of the following year and is excluded from the below analysis as it is a 2026 tax event:

	Ordinary Income	Capital Gains	Return of Capital
2025 Tax Year	—%	—%	100%

The following table summarizes our distributions declared during the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	For the year ended December 31, 2025		For the year ended December 31, 2024		For the year ended December 31, 2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Company Distributions
Payable in cash	$33,039	67%	$21,692	39%	$26,592	41%
Reinvested in shares	16,615	33%	33,270	61%	37,712	59%
Total Company distributions	$49,654	100%	$54,962	100%	$64,304	100%
Operating Partnership Distributions(1)
Payable in cash	$186	1%	$—	—%	$—	—%
Reinvested in units	17,256	99%	3,396	100%	92	100%
Total Operating Partnership distributions	$17,442	100%	$3,396	100%	$92	100%
Total Company and Operating Partnership Distributions	$67,096	100%	$58,358	100%	$64,396	100%

Sources of Company and Operating Partnership Distributions
Cash flows from operating activities	$36,644	55%	$43,296	74%	$63,716	99%
Cash flows from other sources(2)	30,452	45%	15,062	26%	680	1%
Total sources of distributions	$67,096	100%	$58,358	100%	$64,396	100%

Cash flows from operating activities	$36,644		$43,296		$33,738
Funds from Operations(3)	$46,664		$24,691		$21,295
Adjusted Funds from Operations(3)	$24,384		$29,096		$32,399
Funds Available for Distribution(3)	$34,418		$27,141		$45,421

(1)	Distributions paid by the Operating Partnership to third parties other than the Company.
(2)	Includes cash flows from investing activities, such as proceeds from sales of trading securities and real estate-related securities.
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
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) organization costs, (v) amortization of restricted stock awards, (vi) unrealized gains and losses from real estate-related securities, derivatives, and investments in unconsolidated entities reported at fair value, (vii) non-cash performance fee or other non-cash incentive compensation, (viii) similar adjustments for non-controlling interests, and (ix) our allocable share of AFFO from unconsolidated entities.
We also believe funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental measure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions. FAD is calculated as AFFO adjusted for (i) management fees paid in shares or operating partnership units, even if subsequently repurchased by us, (ii) realized gains and losses on investments in real estate-related loans and securities, (iii) realized gains and losses on financial instruments, (iv) stockholder servicing fees paid during the period, (v) similar adjustments for non-controlling interests, and (vi) our allocable share of FAD from unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on real estate related securities. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees which are not considered when determining cash flows from operating activities in accordance with GAAP.
The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders and redeemable non-controlling interests. We believe it is meaningful to include redeemable non-controlling interests since it is a component of our NAV ($ and shares in thousands):

	For the year ended December 31, 2025	For the year ended December 31, 2024 (1)	For the year ended December 31, 2023 (1)
Net loss attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	$(5,129)	$(31,450)	$(48,906)
Adjustments to arrive at FFO:
Depreciation and amortization	52,550	55,259	51,691
Impairment of investments in real estate	—	33,922	19,331
Gain on extinguishment of debt	—	(32,251)	—
Amount attributed to non-controlling interests attributable to third party joint ventures for above adjustments	(757)	(789)	(821)
FFO attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	46,664	24,691	21,295
Adjustments to arrive at AFFO:
Straight-line rental income	(1,127)	(2,360)	(926)
Amortization of above and below market lease intangibles, net	(1,322)	(907)	(1,016)
Amortization of deferred financing costs	1,973	3,501	3,169
Amortization of upfront derivative acquisition costs	1,056	1,860	1,943
Amortization of origination fees and discount	—	—	(85)
Amortization of restricted stock awards	323	323	323
Unrealized (gain) loss on investments, net(2)	(22,681)	1,305	5,698
Provision for current expected credit losses	565	848	2,044
Allocable share of AFFO related to unconsolidated entities	(812)	5,340	3,698
Amount attributed to non-controlling interests attributable third party joint ventures for above adjustments	(255)	(165)	(47)
AFFO attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	24,384	34,435	36,097
Adjustments to arrive at FAD:
Non-cash management fee	12,726	11,183	13,895
Realized gain on sale of real estate-related loans and securities	(992)	(6,770)	(1,398)
Realized gain on sale of treasury bills	(1,558)	(820)	(1,650)
Realized loss (gain) on financial instruments(3)	1,967	(2,838)	4,143
Stockholder servicing fees	(2,287)	(2,710)	(3,618)
Allocable share of FAD related to unconsolidated entities	178	—	—
FAD attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	$34,418	$32,480	$47,469
Per common share and Operating Partnership unit data:
FAD per share/unit - basic and diluted	$0.36	$0.38	$0.51
Weighted average number of shares/units outstanding - basic and diluted	95,956	84,680	92,817

(1)	The prior period has been recast to present unconsolidated entities in a consistent manner with the current period presentation.
(2)	Unrealized loss (gain) on investments, net relates to mark-to-market changes on our investments in real estate-related securities, derivative contracts, and investments in unconsolidated entities reported at fair value.
(3)	Realized loss (gain) on financial instruments relates to settlements on our foreign currency swaps and interest rate swaps.
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
Unregistered Sales of Equity Securities
For the year ended December 31, 2025, all equity securities that were sold and not registered under the Securities Act were previously reported on our Current Report on Form 8-K.
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
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of our common stock and Operating Partnership units in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021. We and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”), pursuant to which we and the Operating Partnership will offer to repurchase shares of common stock or units of the Operating Partnership, as applicable, from the Brookfield Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares and units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50.0 million. Pursuant to the terms of the Brookfield Repurchase Arrangement, the Brookfield Investor may cause us or the Operating Partnership to repurchase its shares and units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Public Offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of our common stock or units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. Shares of our common stock or units held by the Brookfield Investor that were not issued as consideration for the contribution of certain properties to the Operating Partnership are not subject to the Brookfield Repurchase Arrangement, but may be redeemed, in whole or in part, for cash upon the request of the Brookfield Investor, subject to the limitations of our share purchase plan. For the year ended December 31, 2025, we and the Operating Partnership did not repurchase any shares or units as part of the Brookfield Repurchase Arrangement.
During the three months ended December 31, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)(2)	Repurchases as a Percentage of Shares Outstanding(3)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(4)
October 2025	1,419,158	2.2%	$10.3424	1,419,158	—
November 2025	928,508	1.0%	$10.3240	928,508	—
December 2025(5)	732,536	0.8%	$10.3490	418,932	—
Total	3,080,202			2,766,598

(1)	Repurchases are limited under the share repurchase plan as described above.
(2)	Share repurchases were funded through a combination of proceeds from the sale of our common stock and proceeds from the sale of trading securities and real estate-related securities.
(3)
Includes shares repurchased outside of the share repurchase plan. For purposes of calculating the monthly and quarterly limits under our share repurchase plan, net repurchases as a percentage of aggregate NAV were 1.8%, 1.0% and 0.1% for the months of October 2025, November 2025 and December 2025, respectively, and 3.0% for the calendar quarter ended December 31, 2025.

(4)	All repurchase requests under our share repurchase plan were satisfied.
(5)	Includes 313,604 Class I shares repurchased from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.

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
We are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Ltd. (together with its affiliates, “Brookfield”). We are structured as an umbrella partnership real estate investment trust (“UPREIT”), which means that we own substantially all of our assets through our operating partnership, Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”), a Delaware limited partnership, of which our wholly owned subsidiary is the sole general partner.
We are conducting a Public Offering of Class S, Class T, Class D and Class I shares of our common stock pursuant to the Securities Act of 1933, as amended (the “Securities Act”). On April 30, 2018, we launched our initial public offering of up to $2.0 billion in shares of our common stock. On November 2, 2021, the Initial Public Offering terminated, and we commenced our second public offering of up to $7.5 billion in shares of our common stock. On July 2, 2025, the second public offering terminated and we commenced our third public offering of up to $7.5 billion in shares of our common stock.
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
On January 1, 2025, we sold in a private offering exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) unregistered shares of Class I common stock to an institutional investor in exchange for a $200.0 million subscription. The issuance was made at the same transaction price as Class I shares sold through the Public Offering as of January 1, 2025, with fees consistent with existing Class I stockholders. Brookfield entered into a separate agreement with the investor pursuant to which Brookfield will support a specified total annual return on the investor’s investment in our Class I shares in the form of periodic cash payments, subject to certain limits. In exchange, the investor has agreed not to request the repurchase of its shares, subject to limited exceptions, for a period of five years from the issuance date, at which point the investor may request that we repurchase its shares through our share repurchase plan ratably over a two-year period.
As of March 17, 2026, we have received cumulative net proceeds of $1.1 billion, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class S, Class D, Class I, Class E, Class C and Class T common stock in our Public Offering and our private offerings.
We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019, and we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of December 31, 2025, we owned 19 investments in real estate, 21 investments in real estate-related securities, four investments in real estate-related loans, two forward currency swaps related to investments in real estate-related loans and securities, four investments in unconsolidated real estate ventures and one forward currency swap related to investments in unconsolidated real estate ventures. We currently operate in six reportable segments: multifamily, student housing, office, logistics, single-family rental, net lease and real estate-related loans and securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties or real estate-related loans.

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
We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Affiliates of the Adviser have provided and may continue to provide mortgage financing with respect to certain DST Properties and are expected to receive fees in connection with the sale of the DST Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We have not allocated specific amounts of the net proceeds from the DST Program for any specific purpose. As of December 31, 2025, we have raised approximately $117.5 million of aggregate gross proceeds from our DST Program.
Recent Developments
Business Outlook
Real estate fundamentals remain strong in most sectors, supported by steady tenant demand and stable occupancy. After a prolonged period of valuation adjustments driven by higher interest rates and reduced transaction activity, pricing has begun to stabilize in most sectors. Broader macroeconomic uncertainty, driven by the potential for elevated tariffs and geopolitical conflicts, has contributed to volatility in public markets; however, the extent and duration of any indirect impact on private real estate fundamentals remains uncertain. Assets characterized by durable income streams, strong tenant credit profiles, and prudent capital structures are expected to be better positioned in this environment.
In December 2025, the U.S. Federal Reserve reduced the federal funds rate for the third consecutive month, bringing rates to the lowest point in more than three years. While future monetary policy actions remain uncertain, a lower interest rate environment, coupled with a more stable macroeconomic environment, should improve the availability of capital and increase real estate transaction activity.
New property development is expected to be curtailed in the near-term due to higher construction costs, limiting future supply additions across most property types. Historically, a decrease in new supply leads to a period of real estate rental income growth and valuation increases. Favorable supply trends, combined with a healthy capital markets environment, should present attractive opportunities for well-capitalized sponsors to acquire assets with strong underlying fundamentals and long-term growth potential.
With no unsatisfied repurchase requests and approximately $548.6 million of total liquidity as of December 31, 2025, we believe we are well-positioned to capitalize on current market conditions and selectively pursue opportunities consistent with our investment strategy.

2025 Highlights
Operating and Capital Raising Results:
•Total return for the year ended December 31, 2025, excluding upfront selling commissions, was 0.11% for Class S, 1.00% for Class I, 0.68% for Class D shares and 0.38% for Class T shares. Positive performance in 2025 was attributable to the net operating income generated by our investments and stabilizing property valuations. Total return is calculated as the percent change in the net asset value (“NAV”) per share during the respective periods, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares.
•Annualized total return from inception through December 31, 2025, excluding upfront selling commissions, was 5.24% for Class S, 6.26% for Class I, -1.64% for Class D and 0.38% for Class T shares. Since inception returns for Class D shares are calculated from June 1, 2023, the date the first Class D shares were issued and Class T shares are calculated from February 1, 2025, the date the first Class T shares were issued.
•Raised $227.9 million from the sale of our common stock during the year ended December 31, 2025.
•Declared monthly net distributions totaling $49.7 million for the year ended December 31, 2025. As of December 31, 2025, the annualized net distribution rate was 6.11% for Class S, 6.88% for Class I, 6.56% for Class D and 5.99% for Class T shares.
•Reinvested distributions of $14.9 million during the year ended December 31, 2025.
Investing and Financing Activity:
•In January 2025, we acquired a position in a mezzanine loan secured by real estate with a principal balance of a $99.9 million ($119.0 million fully funded). The loan was acquired at par and had an interest rate of SOFR plus 8.00%. In October 2025, we received full repayment of the loan in the amount of $119.0 million.
•In February 2025, we acquired a 19.4% interest in the U.S. Diversified Logistics Portfolio I, a portfolio of 72 logistics properties located in ten major U.S. markets, through a limited partnership interest in a private fund that owns the investment.
•In February 2025, we refinanced a property mortgage at Lakes at West Covina for a five-year term with a principal amount of $23.7 million and a fixed interest rate of 7.3%.
•In April 2025, we closed on a $185.0 million credit facility secured by our single-family rental portfolio. As of December 31, 2025, the SFR Secured Credit Facility (as defined below) has an outstanding principal balance of $130.0 million with undrawn capacity of $55.0 million for future single-family rental acquisitions.
•In May 2025, we refinanced our five property logistics portfolio with a $62.0 million mortgage loan. The loan has a five-year term and an interest rate of SOFR plus 1.70%.
•In May 2025, we amended the Secured Credit Facility (as defined below) for an additional two-year term with a total capacity of $250.0 million and an interest rate of SOFR plus 2.75%. As of December 31, 2025, there is no outstanding balance on the facility.
•In June 2025, we acquired a 19.4% interest in the U.S. Diversified Logistics Portfolio II, a portfolio of 53 logistics properties located in four major U.S. markets, through a limited partnership interest in a private fund that owns the investment.
•In July 2025, we repaid an $80.0 million property mortgage secured by Briggs + Union and contributed the property to the DST Program. The DST subsequently obtained a property mortgage from an affiliate of the Adviser with a principal balance of $81.0 million and a fixed rate of 4.2%.
•In September 2025, we originated a £29.3 million mezzanine loan secured by One London Wall Place, a fully-leased, Class-A office building in London, U.K. The loan has a fixed rate of 9.9% and maturity date of April 2027. In connection with the loan, we entered into a foreign exchange swap to hedge the full principal and interest payment amounts. In October and December 2025, we received principal repayments from the borrower in the amounts of £1.5 million and £3.5 million, respectively.
•In November 2025, we acquired a portfolio of 120 single-family rental homes in Tampa, Florida, for a purchase price of $32.1 million. In connection with the acquisition, we issued Operating Partnership units with a value of $16.3 million to the seller as consideration and borrowed $20.5 million on the SFR Secured Credit Facility.

Current Portfolio:
•Our portfolio as of December 31, 2025, based on the net asset value of our investments, consisted of 81% real estate properties and 19% real estate-related loans and securities. Net asset value is measured as the fair value of our investments less any mortgages or debt obligations related to such investments. There is no indebtedness on our real estate-related debt investments.
•Our real estate properties as of December 31, 2025, based on the total asset value of our properties measured at fair value, consisted of multifamily (47%), net lease (21%), logistics (15%), single-family rental (10%), student housing (5%), and office (2%).
•As of December 31, 2025, our real estate-related loans and securities consisted of 26 investments with an aggregate fair value of $101.1 million.

Portfolio
The following table provides information regarding our portfolio of real properties as of December 31, 2025:

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Multifamily	April 2019	90%	$59.2	448	89%
Arbors of Las Colinas	Dallas, TX	Multifamily	December 2020	90%	63.5	408	95%
1110 Key Federal Hill	Baltimore, MD	Multifamily	September 2021	100%	73.6	224	84%
Domain	Orlando, FL	Multifamily	November 2021	100%	74.1	324	92%
The Burnham	Nashville, TN	Multifamily	November 2021	100%	129.0	328	96%
Flats on Front	Wilmington, NC	Multifamily	December 2021	100%	97.5	273	94%
Verso	Beaverton, OR	Multifamily	December 2021	100%	74.0	172	94%
2626 South Side Flats	Pittsburgh, PA	Multifamily	January 2022	100%	90.0	264	90%
The Parker at Huntington Metro(5)	Alexandria, VA	Multifamily	March 2022	100%	136.0	360	93%
Briggs + Union(5)	Mount Laurel, NJ	Multifamily	April 2022	100%	158.0	490	93%
Single-Family Rentals	Various	Single-Family Rental	Various	100%	210.7	787	92%
Reflection	Atlanta, GA	Student Housing	June 2024	97%	116.0	741	84%
Principal Place(6)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	96%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
US Diversified Logistics Portfolio I(7)	Various	Logistics	February 2025	19%	41.0	9,384,444	91%
US Diversified Logistics Portfolio II(7)	Various	Logistics	June 2025	19%	14.4	1,926,759	90%
Total					$1,913.4

(1)	Investments in real estate properties includes our consolidated property investments and our unconsolidated investments in Principal
Place, U.S. Diversified Logistics Portfolio I and U.S. Diversified Logistics Portfolio II.
(2)	The joint venture agreements entered into by us (other than the Principal Place joint venture, and U.S. Diversified Logistics Portfolio I and II) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.
(3)	Excludes acquisition costs.
(4)
For multifamily and student housing investments, occupancy represents the percentage of all leased units divided by the total available units as of December 31, 2025. Single-family rentals occupancy represents all occupied homes divided by the total stabilized homes as of the date indicated. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of December 31, 2025.

(5)	Held through our DST Program. The property has been consolidated on our Consolidated Balance Sheets and any profits interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures.
(6)	Purchase price represents our initial equity investment in the joint venture of £73.3 million British Pounds (“GBP”) converted to USD using the spot rate on the acquisition date.
(7)
Held through a limited partnership interest in a Brookfield-managed fund that owns the investments. Purchase price represents the aggregate amount of capital funded to the limited partnership by us as of December 31, 2025.

Investments in Real Estate-Related Loans and Securities
The following table details our real estate-related loans and securities as of December 31, 2025 ($ in thousands):

	December 31, 2025
Type of Loan/ Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/Allowance Adjustment (3)	Carrying Amount
Investments held at Fair value
CMBS - floating	7	SOFR+ 3.91%	May 2027	$28,765	$25,985	$27,133
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	5,170
RMBS - floating	2	SOFR+ 1.76%	August 2030	2,499	2,501	2,504
RMBS - fixed	8	4.71%	January 2036	21,492	21,000	21,226
Cross currency forward contracts	1	N/A	January 2026	—	—	(3)
Total investments held at fair value	22	5.85%	October 2029	76,169	70,136	56,030

Investments held at amortized cost
Real estate-related loans - floating	1	SOFR+8.15%	June 2026	7,044	—	7,044
Real estate-related loans - fixed	3	9.92%	May 2028	42,013	(4,034)	37,979
Total investments held at amortized cost	4	10.22%	January 2028	49,057	(4,034)	45,023

Total investments in real estate-related loans and securities	26	7.56%	February 2029	$125,226	$66,102	$101,053

(1)	As of December 31, 2025, SOFR was equal to 3.87%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
(3)	Adjustments include the cumulative provision for current expected credit losses, unamortized fee income, and a foreign currency translation adjustment attributable to real estate-related loans.

Lease Expirations
The following table details the expiring leases at our consolidated office, logistics and net lease properties by annualized base rent and square footage as of December 31, 2025 ($ and square feet data in thousands). The table below excludes our multifamily, student housing and single-family rental properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Approximate Gross Leasable Square Footage of Expiring Leases	% of Total Square Feet Expiring
2026	6	$1,327	5%	39	3%
2027	6	769	3%	46	3%
2028	10	1,648	6%	76	5%
2029	11	2,195	8%	182	12%
2030	12	1,964	7%	120	8%
2031	5	1,185	4%	54	4%
2032	1	1,390	5%	211	14%
2033	2	109	—%	3	—%
2034	1	1,467	5%	300	20%
2035	1	15,284	57%	460	31%
Thereafter	—	—	—%	—	—%
Total	55	$27,338	100%	1,491	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Year Ended December 31,		2025 vs. 2024
	2025	2024	$
Revenues
Rental revenues	$129,834	$129,421	$413
Other revenues	13,474	14,567	(1,093)
Total revenues	143,308	143,988	(680)
Expenses
Rental property operating	55,717	52,886	2,831
General and administrative	6,392	8,113	(1,721)
Management fee	12,726	11,183	1,543
Impairment of investments in real estate	—	33,922	(33,922)
Depreciation and amortization	52,550	55,259	(2,709)
Total expenses	127,385	161,363	(33,978)
Other (expense) income
Income from real estate-related loans and securities	17,497	12,055	5,442
Interest expense	(59,032)	(68,446)	9,414
Gain on extinguishment of debt	—	32,251	(32,251)
Gain (loss) from unconsolidated entities	20,998	6,413	14,585
Other income, net	1,407	2,921	(1,514)
Total other expense	(19,130)	(14,806)	(4,324)
Net loss	$(3,207)	$(32,181)	$28,974
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	(1,845)	800	(2,645)
Net income attributable to non-controlling interests – preferred stockholders	(77)	(69)	(8)
Net loss attributable to redeemable non-controlling interests	916	3,680	(2,764)
Net loss attributable to non-controlling interest in Operating Partnership unitholders	45	—	45
Net loss income attributable to Brookfield REIT stockholders	$(4,168)	$(27,770)	$23,602
Per common share data:
Net loss income per share of common stock – basic and diluted	$(0.06)	$(0.34)	$0.28
Weighted average number of shares outstanding – basic and diluted	70,182	82,198	(12,016)

Revenues
Revenues primarily consist of base rent arising from tenant leases at our multifamily, student housing, single-family rental, net lease, office and logistics properties. Revenues decreased $0.7 million, from $144.0 million for the year ended December 31, 2024 to $143.3 million for the year ended December 31, 2025. The decrease was primarily due to the sale of an office property in September 2024, partially offset by the incremental rental revenue generated from properties acquired during 2024 and 2025, as well as rental revenue growth at certain single-family rental properties.
The components of revenue during these periods are as follows ($ in thousands):

	Year Ended December 31,		2025 vs. 2024
	2025	2024	$
Rental revenue	$120,492	$119,983	$509
Tenant reimbursements	9,342	9,438	(96)
Ancillary income and fees	13,474	14,567	(1,093)
Total revenue	$143,308	$143,988	$(680)

Rental Property Operating Expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees and insurance expenses. Rental property operating expenses increased $2.8 million during the year ended December 31, 2025 to $55.7 million compared to $52.9 million for the year ended December 31, 2024. The increase in 2025 was mainly attributable to higher real estate taxes at certain multifamily properties and operating expenses arising from single-family rental and student housing acquisition activities during 2024 and 2025, partially offset by the disposition of an office property.
General and Administrative Expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the year ended December 31, 2025, general and administrative expenses were $6.4 million compared to $8.1 million during the year ended December 31, 2024. The decrease of $1.7 million was primarily driven by a decrease in professional fees and income tax expense related to our TRSs.
Management Fee
Management fees are earned by our Adviser for providing services pursuant to the advisory agreement among the Adviser, the Operating Partnership and the Company (the “Advisory Agreement”). During the year ended December 31, 2025, the total management fee expense was $12.7 million compared to $11.2 million during the year ended December 31, 2024. Management fees are calculated based on our aggregate NAV of Class S, Class I, Class T, Class D and Class C shares (no management fees are paid on Class E shares) and aggregate DST Property consideration, and are paid monthly. The Operating Partnership pays the Adviser a management fee equal to 1.25% per annum of the Operating Partnership’s NAV of its Class T, Class T-1, Class S, Class S-1, Class D, Class D-1, Class I, Class I-1 and Class C units held by unitholders other than the Company, payable monthly. The increase in management fees was due to a higher average NAV during the year ended December 31, 2025, compared to the prior year, and an increase in aggregate DST Property consideration.
Impairment of Investments in Real Estate
During the year ended December 31, 2025, we did not recognize any impairment charges on our investments in real estate. During the year ended December 31, 2024, we recognized impairment charges of $33.9 million related to an office property that was sold during the year.
Depreciation and Amortization
During the year ended December 31, 2025, depreciation and amortization decreased $2.7 million compared to the corresponding period in 2024. The decrease is attributable to the routine asset retirements and the disposition of an office asset.
Income from Real Estate-Related Loans and Securities
Income from real estate-related loans and securities was $17.5 million and $12.1 million for the years ended December 31, 2025 and 2024, respectively. The $5.4 million increase was primarily attributable to the interest income from real estate-related loans resulting from purchases during the current period, including the $119 million mezzanine loan held from January 2025 to October 2025, partially offset by the sales of real estate-related securities. As of December 31, 2025, the weighted average coupon of our investments in real estate-related loans and securities was 7.56% and 36% of our investments in real estate-related loans and securities were variable rate.
Interest Expense
Interest expense is primarily related to interest incurred on our mortgage loans, a credit agreement with a lender secured by certain of our properties (the “Secured Credit Facility”), a credit agreement with a lender secured by our single-family rental properties (the “SFR Secured Credit Facility”) and an uncommitted line of credit from an affiliate of Brookfield (the “Affiliate Line of Credit”). For the year ended December 31, 2025, interest expense was $59.0 million compared to $68.4 million for the year ended December 31, 2024. The $9.4 million decrease is attributable to the extinguishment of debt through the sale of an office property in 2024, as well as the refinancing of certain mortgage loans at lower interest rates and declining interest rates on our variable-rate debt, partially offset by increases due to financings on new property acquisitions. As of December 31, 2025, and 2024 our weighted average cost of leverage, including the impact of our interest rate derivatives, was 4.76%, and 5.02% respectively.
Gain on Extinguishment of Debt
Gain on extinguishment of debt consists of the difference between the carrying amount of debt that is repaid or otherwise settled prior to maturity and the total consideration paid to extinguish the obligation. During the year ended December 31, 2025 we did not recognize any gain on extinguishment of debt. In comparison, during the year ended December 31, 2024, we recognized a gain on extinguishment of debt of $32.3 million related to the sale of an office property.

Gain (Loss) from Unconsolidated Entities, Net
Gain from unconsolidated entities consists of changes in the fair value of our investments in unconsolidated entities that are held at fair value, as well as realized and unrealized gains and losses on our foreign currency swap contracts related to our unconsolidated non-U.S. investment in Principal Place. During the years ended December 31, 2025 and 2024, gain from unconsolidated entities was $21.0 million and $6.4 million, respectively. The $14.6 million increase was primarily attributable to $13.3 million and $1.1 million favorable changes in the fair value of the U.S. Diversified Logistics Portfolios I and II, respectively, which benefited from undistributed gains related to property dispositions. The $7.3 million gain from foreign currency translation related to our unconsolidated interest in Principal Place was offset by a $7.1 million loss from changes in the fair value of our foreign currency swap contracts.
Other Income (Expense), Net
Other income (expense), net consists of realized and unrealized gains and losses on our interest rate derivatives and income from our trading securities. During the years ended December 31, 2025 and 2024, other income was $1.4 million and $2.9 million, respectively. The $1.5 million decrease is primarily attributable to the reduction of realized gains recognized in interest rate derivative contracts, partially offset by realized gains on treasury bills in 2025.
Net Loss Attributable to Redeemable Non-Controlling Interests
Net loss attributable to redeemable non-controlling interests was $0.9 million for the year ended December 31, 2025 compared to $3.7 million for the year ended December 31, 2024. The $2.8 million decrease was primarily attributable to the decrease in Net loss in 2025.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses (as defined in our charter) in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended December 31, 2025, our Total Operating Expenses did not exceed the 2%/25% Limitation.
Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025 for discussion of our consolidated results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, which specific discussion is incorporated herein by reference.

Liquidity and Capital Resources
Our primary needs for liquidity are to fund investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating expenses, to fund capital expenditures at our properties and to pay debt service on our outstanding indebtedness. We may also have future funding obligations related to loan commitments on our real estate-related loans and unfunded capital commitments related to our limited partnership interests. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management and performance fees we pay to the Adviser (to the extent the Adviser elects to receive such fees in cash) and general corporate expenses.
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $548.6 million of liquidity as of December 31, 2025, consisting of $35.1 million of unrestricted cash and cash equivalents, $83.5 million of short-term U.S. Treasury Bonds, $305.0 million of undrawn available capacity on our Secured Credit Facility and SFR Secured Credit Facility, and $125.0 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-related loans and securities, which had an aggregate fair value of $101.1 million as of December 31, 2025.
Our portfolio remains conservatively leveraged at 47% as of December 31, 2025, and we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property-level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the year ended December 31, 2025, we received $227.9 million of proceeds from the sale of shares of our common stock, including proceeds from our private offerings. In addition, for the year ended December 31, 2025, we repurchased $112.3 million in shares of our common stock under our share repurchase plan. Since inception, we have satisfied 100% of repurchase requests.
The following table is a summary of our indebtedness as of December 31, 2025 and 2024 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2025	December 31, 2024
Fixed rate loans:
Fixed rate mortgages	4.06%	October 2030	N/A	$500,420	$395,720
Total fixed rate loans				500,420	395,720
Variable rate loans:
Variable rate mortgages	SOFR+1.72%	February 2028	N/A	479,561	524,597
Secured credit facility	SOFR+2.75%	May 2027	$250,000	—	144,485
SFR Secured credit facility(3)	SOFR+1.85%	April 2029	$185,000	129,973	—
Affiliate line of credit(4)	SOFR+2.25%	November 2026	$125,000	—	12,790
Total variable rate loans				609,534	681,872
Total indebtedness				1,109,954	1,077,592
Deferred financing costs, net				(6,447)	(3,436)
Total indebtedness, net				$1,103,507	$1,074,156

(1)	As of December 31, 2025 and 2024, SOFR was 3.87% and 4.49%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expect to be able to exercise.
(3)	As of December 31, 2025 borrowings on the SFR Secured Credit Facility were secured by the single-family rental portfolio.
(4)	Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows provided by operating activities	$36,644	$43,296	$33,738
Cash flows (used in) provided by investing activities	(185,859)	61,903	53,765
Cash flows provided by (used in) by financing activities	171,353	(121,593)	(126,801)
Net increase (decrease) in cash and cash equivalents and restricted cash	$22,138	$(16,394)	$(39,298)
Cash flows provided by operating activities decreased by $6.7 million for the year ended December 31, 2025 compared to the corresponding period in 2024. The decrease is primarily due to $13.5 million of payments made in the current period for settlements of derivative contracts and $5.1 million decrease in accounts payable, accrued expenses and other liabilities, offset by a $9.4 million decrease in interest expense in the current period, $1.4 million more proceeds from the settlement of derivative contracts in the current period, $0.7 million less lease inducements and origination costs and $0.5 million less upfront derivative costs.
Cash flows provided by operating activities increased by $9.6 million for the year ended December 31, 2024 compared to the corresponding period in 2023 due to $10.1 million of proceeds received in the current period from the settlement of interest rate swap contracts.
Cash flows provided by investing activities decreased $247.8 million for the year ended December 31, 2025 compared to the corresponding period in 2024. The change is primarily due to a $196.7 million increase in cash used to purchase or fund real estate-related loans and securities (net of proceeds from sales and principal repayments), a $113.3 million increase in cash used for the purchase of trading securities (net of proceeds from sales of trading securities), $61.4 million of capital calls funded related to our limited partnership interests in the U.S. Diversified Logistics Portfolio I and U.S. Diversified Logistics Portfolio

II, and a decrease of $25.5 million in cash proceeds from the disposition of real estate in the prior year. The current period activity was offset by a $150.7 million decrease in cash used in the acquisition of real estate from the prior year.
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
Cash flows used in financing activities increased $292.9 million for the year ended December 31, 2025 compared to the corresponding period in 2024. The increase is primarily due to a $172.7 million increase in proceeds from the issuance of common stock, a $69.4 million decrease in cash used for repurchases of common stock, and a $77.1 million increase in contributions from non-controlling interests related to our DST Program, offset by a $15.2 million decrease in net cash from borrowings and repayments on indebtedness and a $8.5 million increase in common stock distributions.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2025, the outstanding principal balance of our variable rate indebtedness was $609.5 million.
Certain of our mortgage loans and other indebtedness are variable rate and indexed to the USD denominated Secured Overnight Financing Rate (“SOFR”). For the year ended December 31, 2025, a 10% increase in SOFR would have resulted in increased interest expense of $0.5 million. We have executed interest rate swaps and caps with an aggregate notional amount of $718.1 million as of December 31, 2025 to hedge the risk of increasing interest rates.
Investments in Real Estate-Related Loans and Securities
As of December 31, 2025, we held $101.1 million of investments in real estate-related loans and securities. Certain of our investments are floating rate and indexed to SOFR. As such, we are exposed to interest rate risk and our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the year ended December 31, 2025, a 10% increase or decrease in SOFR would have resulted in an increase or decrease to income from our real estate-related loans and securities of $0.2 million.
We may also be exposed to market risk with respect to our investments in real estate-related securities and real estate-related loans that are held at fair value due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related loans and securities by making investments backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of December 31, 2025, the fair value at which we may sell our investments in real estate-related loans and securities is not known, but a 10% change in the fair value of our investments in real estate-related loans and securities may result in an unrealized gain or loss of $5.6 million.
Foreign Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the USD. We seek to manage or mitigate our exposure to the effects of currency changes by entering into derivative financial instruments to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, changes in the timing or amount of foreign currency denominated cash flows from our non-U.S. investments. As of December 31, 2025, we have three foreign currency derivatives with an aggregate notional amount of £94.0 million GBP.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-43. See accompanying Index to Financial Statements on page F-1.

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025, was effective.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted the insider trading policy of Brookfield Corporation, which governs the purchase, sale and other dispositions of our securities by our directors, officers and other employees. This policy promotes compliance with applicable securities laws and regulations, including those that prohibit insider trading. A copy of Brookfield Corporation’s Personal Trading Policy is filed as an exhibit to this Form 10-K. The remaining information required by this item will be incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed no later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item relating to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

3.9	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q on November 14, 2022 and incorporated herein by reference).

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on March 13, 2023 and incorporated herein by reference).

4.2	Description of Registrant's Securities (filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K on March 15, 2025 and incorporated herein by reference)

4.3	Brookfield Share/OP Unit Repurchase Arrangement (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022 and incorporated herein by reference).

10.1
Dealer Manager Agreement, dated November 2, 2021, by and between Brookfield Real Estate Income Trust Inc. and Brookfield Oaktree Wealth Solutions LLC (filed as Exhibit 1.1 to the Registrant's Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.2
Amendment to Dealer Manager Agreement, dated July 2, 2025, by and among Brookfield Real Estate Income Trust Inc. and Brookfield Oaktree Wealth Solutions LLC (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q on November 11, 2025 and incorporated herein by reference).

10.3	Form of Selected Dealer Agreement filed as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.1 hereof.

10.4
Third Amended and Restated Advisory Agreement, dated August 11, 2025, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q on August 14, 2025 and incorporated herein by reference).

10.5
First Amendment to the Third Amended and Restated Advisory Agreement, dated November 11, 2025, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q on November 11, 2025 and incorporated herein by reference).

10.6
Fifth Amended and Restated Limited Partnership Agreement of Brookfield REIT Operating Partnership L.P. dated November 11, 2025 (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q on November 11, 2025 and incorporated herein by reference).

10.7
Trademark License Agreement, dated November 2, 2021, by and between Brookfield Office Properties Inc. and Brookfield Real Estate Income Trust Inc. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on November 8, 2021 and incorporated herein by reference).

10.8
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on April 12, 2018 (file number 333-223022)).

10.9**	Independent Director Compensation Policy (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2023 and incorporated herein by reference).

10.10**	Form of Restricted Stock Award Agreement (filed as Exhibit A to the Independent Director Compensation Policy filed as Exhibit 10.11 hereof).

10.11
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

10.13
Second Amendment to Uncommitted Unsecured Line of Credit, dated October 10, 2023 by and among Brookfield Corporate Treasury Limited, Brookfield REIT Operating Partnership L.P., and Brookfield US Holdings Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 13, 2023 and incorporated herein by reference).

10.14
Third Amendment to Uncommitted Unsecured Line of Credit, dated November 15, 2024 by and among Brookfield Corporate Treasury Limited and Brookfield REIT Operating Partnership L.P. (filed as Exhibit 10.12 on the Registrant's Annual Report on Form 10-K on March 18, 2025 and incorporated herein by reference).

10.15
Fourth Amendment to Uncommitted Unsecured Line of Credit, dated November 26, 2024 by and among Brookfield Corporate Treasury Limited, Brookfield REIT Operating Partnership L.P., and Brookfield US Inc. (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K on March 18, 2025 and incorporated herein by reference).

10.16
Fifth Amendment to Uncommitted Unsecured Line of Credit dated October 7, 2025 by and among Brookfield REIT Operating Partnership L.P. and Brookfield US Inc. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 11, 2025 and incorporated herein by reference).

10.17
DST Dealer Manager Agreement, dated October 1, 2024, by and among Brookfield Real Estate Exchange LLC, Brookfield Oaktree Wealth Solutions LLC and Brookfield REIT Operating Partnership L.P. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on October 1, 2024 and incorporated herein by reference).

19.1*	Personal Trading Policy of Brookfield Corporation.

21.1*	Subsidiaries of Registrant.

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Denotes management contract or compensation plan or agreement.
***	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
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

Brookfield Real Estate Income Trust Inc.

March 17, 2026	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 17, 2026	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

March 17, 2026	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 17, 2026	/s/ Lori-Ann Beausoleil
Date	Lori-Ann Beausoleil
Director

March 17, 2026	/s/ Richard W. Eaddy
Date	Richard W. Eaddy
Director

March 17, 2026	/s/ Thomas F. Farley
Date	Thomas F. Farley
Director

March 17, 2026	/s/ Lis S. Wigmore
Date	Lis S. Wigmore
Director

March 17, 2026	/s/ Robert Stelzl
Date	Robert Stelzl
Director

Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brookfield Real Estate Income Trust Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookfield Real Estate Income Trust Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Impairment of Investments in real estate - Refer to Note 2 to the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit
▪We gained an understanding of the Company’s controls over the review of the impairment indicator analysis, including management’s assessments of significant judgments and assumptions.

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

/s/ Deloitte & Touche LLP

New York, New York
March 17, 2026

We have served as the Company’s auditor since 2021.

Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$1,583,386	$1,592,802
Investments in real estate-related loans and securities, net	101,053	71,505
Investments in unconsolidated entities	167,788	81,566
Intangible assets, net	31,669	35,008
Cash and cash equivalents	35,147	13,763
Restricted cash	11,298	10,544
Accounts and other receivables	11,691	9,401
Other assets	88,505	6,674
Total Assets	$2,030,537	$1,821,263
Liabilities and Equity
Mortgage loans and secured credit facilities, net	$1,103,507	$1,061,366
Affiliate line of credit	—	12,790
Due to affiliates	26,836	32,883
Intangible liabilities, net	23,444	24,783
Accounts payable, accrued expenses and other liabilities	42,851	42,732
Subscriptions received in advance	370	1,204
Total Liabilities	1,197,008	1,175,758

Commitments and Contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	960	302,743

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 24,982 and 27,817 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	250	278
Common stock - Class I shares, $0.01 par value per share, 250,000 shares authorized; 57,394 and 14,215 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	574	142
Common stock - Class T shares, $0.01 par value per share, 225,000 shares authorized; 20 and no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock - Class D shares, $0.01 par value per share, 100,000 shares authorized; 98 and 127 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	1
Common stock - Class C shares, $0.00 par value per share, 100,000 shares authorized; 6,156 and 8,262 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	41	66
Common stock - Class E shares, $0.00 par value per share, 100,000 shares authorized; 3,948 and 1,382 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,053,490	619,431
Accumulated deficit	(350,514)	(296,692)
Total Stockholders’ Equity	703,842	323,226
Non-controlling interests in consolidated joint ventures	112,018	18,911
Non-controlling interests attributable to preferred stockholders	625	625
Non-controlling interests attributable to Operating Partnership unitholders	16,084	—
Total Equity	832,569	342,762
Total Liabilities and Stockholders’ Equity	$2,030,537	$1,821,263

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Year Ended December 31,
	2025	2024	2023
Revenues
Rental revenues	$129,834	$129,421	$126,528
Other revenues	13,474	14,567	12,119
Total revenues	143,308	143,988	138,647
Expenses
Rental property operating	55,717	52,886	52,661
General and administrative	6,392	8,113	8,389
Management fee	12,726	11,183	13,895
Impairment of investments in real estate	—	33,922	19,331
Depreciation and amortization	52,550	55,259	51,691
Total expenses	127,385	161,363	145,967
Other (expense) income
Income from real estate-related loans and securities	17,497	12,055	17,609
Interest expense	(59,032)	(68,446)	(58,577)
Gain on extinguishment of debt	—	32,251	—
Gain (loss) from unconsolidated entities	20,998	6,413	(2,083)
Other income, net	1,407	2,921	331
Total other expense	(19,130)	(14,806)	(42,720)
Net loss	$(3,207)	$(32,181)	$(50,040)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(1,845)	$800	$1,179
Net income attributable to non-controlling interests - preferred stockholders	(77)	(69)	(45)
Net loss attributable to redeemable non-controlling interests	916	3,680	42
Net loss attributable to non-controlling interest in Operating Partnership unitholders	45	—	—
Net loss attributable to Brookfield REIT stockholders	$(4,168)	$(27,770)	$(48,864)
Per common share data:
Net loss per share of common stock - basic and diluted	$(0.06)	$(0.34)	$(0.53)
Weighted average number of shares outstanding - basic and diluted	70,182	82,198	92,740

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity(in thousands)

	Par Value
	Common Stock Class I	Common Stock Class S	Common Stock Class C	Common Stock Class E	Common Stock Class T	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests Attributable to Preferred Shareholders	Non-controlling Interest Attributable to Operating Partnership Unitholders	Total Equity
Balance at December 31, 2022	$424	$367	$94	$—	$—	$—	$1,063,079	$(100,750)	$963,214	$4,071	$375	$—	$967,660
Common stock issued	56	35	—	—	—	1	131,230	—	131,322	—	—	—	131,322
Preferred equity issued	—	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	(625)	—	(625)	—	—	—	(625)
Distribution reinvestment	17	10	—	—	—	—	37,685	—	37,712	—	—	—	37,712
Common stock repurchased	(82)	(70)	(11)	—	—	—	(203,678)	—	(203,841)	—	—	—	(203,841)
Stock-based compensation	—	—	—	—	—	—	323	—	323	—	—	—	323
Net income (loss)	—	—	—	—	—	—	—	(48,906)	(48,906)	(1,179)	45	—	(50,040)
Distributions declared on common stock	—	—	—	—	—	—	—	(64,304)	(64,304)	—	—	—	(64,304)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(22)	(45)	—	(67)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	152	—	—	152
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	14	—	14	—	—	—	14
Balance at December 31, 2023	$415	$342	$83	$—	$—	$1	$1,028,028	$(213,960)	$814,909	$3,022	$375	$—	$818,306
Common stock issued	$45	$8	$—	$—	$—	$—	$68,114	$—	$68,167	$—	$—	$—	$68,167
Preferred equity issued	—	—	—	—	—	—	—	—	—	—	375		375
Offering costs	—	—	—	—	—	—	3,951	—	3,951	—	—	—	3,951
Distribution reinvestment	19	9	—	—	—	—	33,243	—	33,271	—	—	—	33,271
Common stock repurchased	(337)	(81)	(17)	—	—	—	(509,492)	—	(509,927)	—	(125)	—	(510,052)
Stock-based compensation	—	—	—	—	—	—	300	—	300	—	—	—	300
Net loss	—	—	—	—	—	—	—	(31,450)	(31,450)	(800)	69	—	(32,181)
Distributions declared on common stock	—	—	—	—	—	—	—	(54,962)	(54,962)	—	—	—	(54,962)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(74)	(69)	—	(143)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	16,763	—	—	16,763
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(4,713)	3,680	(1,033)	—	—	—	(1,033)
Balance at December 31, 2024	$142	$278	$66	$—	$—	$1	$619,431	$(296,692)	$323,226	$18,911	$625	$—	$342,762
Common stock issued	$476	$7	$—	$—	$—	$—	$545,202	$—	$545,685	$—	$—	$—	$545,685
Preferred equity issued	—	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	954	—	954	—	—	—	954
Distribution reinvestment	5	8	—	—	—	—	14,927	—	14,940	—	—	—	14,940
Common stock repurchased	(49)	(43)	(25)	—	—	—	(124,351)	—	(124,468)	—	—	—	(124,468)
Stock-based compensation	—	—	—	—	—	—	325	—	325	—	—	—	325
Net loss	—	—	—	—	—	—	—	(5,084)	(5,084)	1,845	77	(45)	(3,207)
Distributions declared on common stock	—	—	—	—	—	—	—	(49,654)	(49,654)	—	—	—	(49,654)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(2,565)	(77)	(186)	(2,828)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	93,827	—	16,315	110,142
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(2,998)	916	(2,082)	—	—	—	(2,082)
Balance at December 31, 2025	$574	$250	$41	$—	$—	$1	$1,053,490	$(350,514)	$703,842	$112,018	$625	$16,084	$832,569
See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(3,207)	$(32,181)	$(50,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,550	55,259	51,691
Impairment of investments in real estate	—	33,922	19,331
Management fees	12,726	11,183	13,895
Gain on extinguishment of debt	—	(32,251)	—
Amortization of above and below market leases and lease inducements, net	(1,322)	(907)	(1,016)
Amortization of restricted stock grants	323	323	323
Amortization of deferred financing costs	1,973	3,501	3,169
Amortization of upfront derivative acquisition costs	1,056	1,860	1,943
Provision for current expected credit losses	565	848	2,044
Realized gain on sale of treasury bills	(1,558)	—	—
Amortization of origination fees and discount	—	—	(84)
Accrued paid-in-kind interest	(913)	(888)	—
Realized loss (gain) on sale of derivatives	1,967	(2,839)	—
Realized gain on investments in real estate-related loans and securities	(992)	(7,590)	(3,048)
Unrealized loss (gain) on investments	(22,681)	1,305	5,698
Distributions of earnings from unconsolidated entities	1,839	2,002	4,211
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(343)	(1,028)	(1,037)
Upfront derivative acquisition costs	(766)	(1,242)	(10,134)
Receipt of deferred loan origination fees	300	—	—
Payments for settlement of derivative contracts	(13,485)	—	—
Proceeds from settlement of derivative contracts	11,516	10,135	—
(Increase) decrease in other assets	(435)	(383)	451
Increase in accounts and other receivables	(2,285)	(955)	(3,116)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,992)	3,108	(1,809)
Increase in due to affiliates	1,808	114	1,266
Net cash provided by operating activities	36,644	43,296	33,738
Cash flows from investing activities
Acquisitions of real estate	(15,830)	(166,505)	(1,561)
Investment in unconsolidated entities	(61,396)	—	—
Purchase of real estate-related loans and securities	(210,977)	(15,871)	(62,800)
Funding of real estate-related loans and securities	(19,086)	—	—
Proceeds from sale of real estate-related loans and securities	70,252	171,869	116,878
Proceeds from principal repayments of real estate-related loans	131,278	12,140	32,436
Proceeds from disposition of real estate	—	25,468	—
Capital improvements to real estate	(7,353)	(5,766)	(8,943)
Purchase of trading securities	(558,084)	(201,772)	(287,053)
Proceeds from sale of trading securities	485,337	242,340	264,808
Net cash (used in) provided by investing activities	(185,859)	61,903	53,765
Cash flows from financing activities:
Borrowings from mortgage loans	166,700	132,000	911
Borrowings from secured credit facility	129,973	25,500	—
Repayment of mortgage loans	(107,036)	(125,521)	—
Repayment of secured credit facility	(144,485)	—	—
Proceeds from affiliate line of credit	110,000	93,500	—
Repayments of affiliate line of credit	(122,790)	(80,710)	—
Proceeds from issuance of preferred units	—	375	—
See accompanying notes to consolidated financial statements.

Payment of deferred financing costs	(4,990)	(2,165)	(35)
Proceeds from issuance of common stock	226,445	53,778	102,503
Repurchases of common stock	(136,126)	(205,492)	(199,176)
Repurchases of preferred stock	—	(125)	—
Subscriptions received in advance	370	1,204	3,003
Payment of organizational and offering costs	(5,621)	(6,739)	(7,253)
Distributions to non-controlling interests	(2,565)	(74)	(21)
Contributions from non-controlling interests	93,827	16,762	152
Distributions	(32,272)	(23,817)	(26,840)
Distributions to non-controlling interests attributable to preferred stockholders	(77)	(69)	(45)
Net cash (used in) provided by financing activities	171,353	(121,593)	(126,801)
Net change in cash and cash-equivalents and restricted cash	22,138	(16,394)	(39,298)
Cash and cash-equivalents and restricted cash, beginning of period	24,307	40,701	79,999
Cash and cash-equivalents and restricted cash, end of period	$46,445	$24,307	$40,701

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$35,147	$13,763	$24,272
Restricted cash	11,298	10,544	16,429
Total cash and cash equivalents and restricted cash	$46,445	$24,307	$40,701

Supplemental disclosures:
Interest paid	$56,001	$63,342	$52,215
Non-cash investing and financing activities:
Conversion of Operating Partnership units to Common shares	$305,533	$—	$—
Conversion of Common shares to Operating Partnership units	$—	$(302,445)	$—
Issuance of Operating Partnership units as consideration for acquisitions of real estate	$(16,316)	$—	$—
Payable for unsettled purchase of trading securities	$8,978	$—	$—
Accrued distributions	$(14,940)	$2,125	$(118)
Accrued stockholder servicing fee due to affiliate	$(2,118)	$(4,974)	$16
Accrued capital expenditures	$—	$1,390	$(533)
Accrued repurchases in accounts payable	$4,310	$2,598	$1,312
Accrued repurchases in due to affiliates	$3,271	$(611)	$3,353
Accrued offering costs	$546	$374	$453
Decrease in assets and liabilities in connection with disposition of real estate
Investments in real estate, net	$—	$33,922	$—
Mortgage loans	$—	$32,251	$—

See accompanying notes to consolidated financial statements.

Brookfield Real Estate Income Trust Inc.
Notes to the Financial Statements

1. Organization and Business Purpose
Brookfield Real Estate Income Trust Inc. (“Brookfield REIT” or the “Company”) was formed on July 27, 2017, as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019. The Company invests primarily in well-located, high-quality real estate properties that generate strong current cash flow and could further appreciate in value through proactive, best-in-class asset management. To a lesser extent, the Company invests in real estate-related debt investments, including real estate-related loans and real estate-related securities. Brookfield REIT OP GP LLC (“GP”), a wholly owned subsidiary of the Company, is the sole general partner of Brookfield REIT Operating Partnership L.P. (the “Operating Partnership”). Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management Ltd. (together with its affiliates, “Brookfield”). The Company and the Adviser have engaged Oaktree Fund Advisors, LLC (the “Sub-Adviser”), an affiliate of Oaktree Capital Management, L.P. (“Oaktree”), to select and manage certain of the Company’s liquid assets, including certain real estate-related loans and securities. Brookfield holds a majority stake in Oaktree.
The Company is conducting a continuous public offering (the “Public Offering”) of Class S, Class T, Class D and Class I shares of its common stock pursuant to the Securities Act of 1933, as amended (the “Securities Act”). On April 30, 2018, the Company launched its initial public offering of up to $2.0 billion in shares of its common stock. On November 2, 2021, the initial public offering terminated and the Company commenced its second public offering with the Securities and Exchange Commission (the “SEC”) of up to $7.5 billion in shares of common stock. On July 2, 2025, the second offering terminated and the Company commenced its third public offering of up to $7.5 billion of shares of its common stock, consisting of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan. As of December 31, 2025, the Company had received aggregate net proceeds of $1.0 billion from the sales of its common stock through its Public Offering.
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
In October 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, from private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of December 31, 2025, the Company has raised approximately $117.5 million of aggregate gross proceeds from the DST Program.
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
As of December 31, 2025, the Company owned 19 investments in real estate, 21 investments in real estate-related securities, four investments in real estate-related loans, two forward currency swaps related to investments in real estate-related loans and securities, four investments in unconsolidated real estate ventures and one forward currency swap related to investments in unconsolidated real estate ventures. The Company currently operates in six reportable segments: multifamily, student housing, office, logistics, single-family rental, net lease and real estate-related loans and securities. See Note 15 — “Segment Reporting” to the Company’s Consolidated Financial Statements for financial results by segment.

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
The Company consolidates all entities in which it retains a controlling financial interest through majority ownership or voting rights and entities that meet the definition of a variable interest entity (“VIE”) for which it is deemed to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities through its wholly owned subsidiary, which is the sole general partner. The Company also consolidates all VIEs for which it is the primary beneficiary. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities is accounted for using the equity method of accounting. Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses. As of December 31, 2025, the total assets and liabilities of the Company’s consolidated VIEs were $526.3 million and $329.0 million, respectively, compared to $392.6 million and $252.9 million, respectively, as of December 31, 2024. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
As of December 31, 2025, the Company’s investments in real estate included two properties held by a DST whose DST Interests were sold as part of the DST Program. As of December 31, 2025, the total investments in real estate, net associated with the DST Properties was $265.6 million. As of December 31, 2024, the Company’s investments in real estate included one property held by a DST whose DST Interests were sold as part of the DST Program. As of December 31, 2024, the total investments in real estate, net associated with the DST Property was $126.0 million. The Company has determined that each DST is a VIE and the Company is the primary beneficiary of the VIE. As a result, each DST is included in the Company’s Consolidated Financial Statements.

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the Consolidated Financial Statements are reasonable and supportable based on the information available as of December 31, 2025.
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
The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the year ended December 31, 2025 the Company did not recognize any impairment charges on its investments in real estate. During the years ended December 31, 2024 and 2023, the Company recognized impairment charges of $33.9 million and $19.3 million, respectively, related to an office property that was sold in September 2024.
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of December 31, 2025 and 2024.
Investments in Unconsolidated Entities
The Company has elected the FVO for its investments in unconsolidated entities and therefore reports these investments at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Gain (loss) from unconsolidated entities on the Company’s Consolidated Statements of Operations. Investments in unconsolidated entities include properties held through joint ventures and limited partnership interests in private real estate funds. For further details on the Company’s investments in unconsolidated entities, see Note 4 — “Investments in Unconsolidated Entities” to the Company’s Consolidated Financial Statements.
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
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. During the years ended December 31, 2025, 2024 and 2023 income from trading securities was $1.8 million, $0.9 million and $1.7 million, respectively.
Foreign Currency
In the normal course of business, the Company makes investments in real estate and real estate-related loans and securities outside the United States that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars (“USD”) at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Gains and losses from translation of foreign denominated transactions into USD are included in current results of operations as a component of Gain (loss) from unconsolidated entities net or Income from real estate-related loans and securities dependent upon the type of asset on the Company’s Consolidated Statements of Operations.
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
The Company has elected the FVO for its equity method investments and therefore, reports its investments at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Gain (loss) from unconsolidated entities on the

Company’s Consolidated Statements of Operations. The Company separately values the assets and liabilities of the equity method investment. To determine the fair value of the assets of the equity method investments, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company determines the fair value of the indebtedness of the equity method investment by modeling the cash flows required by the debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its equity method investment at fair value. The inputs used in determining the Company’s equity method investments carried at fair value are considered Level 3.
The Company’s carrying values of cash and cash equivalents, restricted cash, accounts receivable and other receivables, net, accounts payable, accrued liabilities and other liabilities approximate fair value because of the short-term nature of these instruments.
The following table details the Company’s assets and liabilities that are measured at fair value on a recurring basis ($ in thousands):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related loans and securities	$—	$50,863	$5,170	$56,033	$—	$51,578	$6,238	$57,816
Investments in unconsolidated entities	—	—	167,788	167,788	—	—	81,566	81,566
Trading securities	—	83,487	—	83,487	—	—	—	—
Derivatives	—	1,553	—	1,553	—	3,645	—	3,645
Interest rate swaps related to investments in real estate-related securities	—	—	—	—	—	102	—	102
Total	$—	$135,903	$172,958	$308,861	$—	$55,325	$87,804	$143,129
Liabilities:
Derivatives	$—	$2,342	$—	$2,342	$—	$—	$—	$—
Derivatives related to investments in real estate-related securities	—	3	—	3	—	—	—	—
Total liabilities	$—	$2,345	$—	$2,345	$—	$—	$—	$—

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in real estate-related securities	Investment in unconsolidated entities	Total Assets
Balance as of December 31, 2023	$—	$78,569	$78,569
Transfer into Level 3	10,774	—	10,774
Distributions of earnings from unconsolidated entities	—	(2,002)	(2,002)
Unrealized (loss) gain	(4,536)	6,416	1,880
Loss on foreign currency translation		(1,417)	(1,417)
Balance as of December 31, 2024	$6,238	$81,566	$87,804

Purchases	99,914	—	99,914
Funding of real estate-related loan commitments	19,086	—	19,086
Repayments of real estate-related loans	(119,000)	—	(119,000)
Contributions of equity into unconsolidated entities	—	61,396	61,396
Distributions of earnings from unconsolidated entities	—	(1,839)	(1,839)
Unrealized (loss) gain	(1,068)	20,375	19,307
Gain on foreign currency translation	—	6,290	6,290
Balance as of December 31, 2025	$5,170	$167,788	$172,958

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate-related securities	$5,170	Discounted cash flow	Discount Rate	15.1%	Decrease
Investments in unconsolidated entities	167,788	Discounted cash flow	Discount Rate	8.2%	Decrease
			Exit Capitalization Rate	5.6%	Decrease

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate-related securities	$6,238	Discounted cash flow	Discount Rate	18.7%	Decrease
Investments in unconsolidated entities	81,566	Discounted cash flow	Discount Rate	6.3%	Decrease
			Exit Capitalization Rate	5.2%	Decrease

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
During the years ended December 31, 2024 and 2023, the Company recognized impairment of $33.9 million and $19.3 million, respectively, related to an office property. The impairment charges were the result of updates to the undiscounted cash flow assumptions for a shorter hold period and the company entering into a purchase and sale agreement for the property, which was sold in September 2024. As of December 31, 2025, the Company had no impaired assets that are measured at fair value on a nonrecurring basis.
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. For the years ended December 31, 2025, and 2024 the fair value of the Company’s mortgage loans and other indebtedness were approximately $19.8 million and $21.1 million, respectively, below the outstanding principal balance.
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
The Company has formed wholly-owned subsidiaries that are taxed as taxable REIT subsidiaries (“TRSs”) that are subject to taxation at the federal, state and local levels, as applicable, at regular corporate tax rates. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business. For the year ended December 31, 2025, the Company recognized an income tax benefit of $0.1 million related to its TRSs within General and administrative on the Company’s Consolidated Statements of Operations. For the years ended December 31, 2024 and 2023, the Company recognized income tax expense of $0.4 million and $0.4 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of Operations.
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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the years ended December 31, 2025, 2024 and 2023 there were no dilutive participating securities.
Stockholder Servicing Fee
The Company has entered into a dealer manager agreement with Brookfield Private Wealth LLC (formerly Brookfield Oaktree Wealth Solutions LLC), a registered broker-dealer affiliated with the Adviser (“Dealer Manager”), to serve as the dealer manager for the Public Offering. The Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees of up to 3.5% of the transaction price and ongoing stockholder servicing fees of 0.85% per annum of the aggregate NAV for outstanding Class S and Class T shares with a limit of up to, in the aggregate, 8.75% of the gross proceeds from such shares. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price and ongoing stockholder servicing fees of 0.25% per annum of the aggregate NAV for outstanding Class D shares with a limit of up to, in the aggregate, 8.75% of the gross proceeds from such shares. There are no upfront selling commissions, dealer manager fees or ongoing stockholder servicing fees with respect to Class I shares. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Public Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company accrues the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold, which is recorded as a component of Due to affiliates in the Company’s Consolidated Balance Sheets.
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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the provision of ASU 2023-9 effective January 1, 2025. The adoption of this rule did not have a material impact on the Company's Consolidated Financial Statements.
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
In November 2025, the FASB issued ASU 2025-08 Financial Instruments — Credit Losses (Topic 326): Purchased Loans, which related to accounting for purchased loans. The amendments in this update require that purchased seasoned loans be accounted for using the gross-up approach, which will enhance comparability and consistency in the accounting for acquired financial assets. The gross-up approach requires an allowance for expected credit losses to be recorded with an offsetting gross-up adjustment to the purchase price of the acquired financial asset. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. The Company plans to adopt this pronouncement for the fiscal year beginning January 1, 2027, and does not expect it to have a material effect on Company’s Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements, which related to interim disclosure requirements. The amendments in this update clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. This update is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. The Company plans to adopt this pronouncement for the interim periods within the fiscal year beginning January 1, 2028, and does not expect it to have a material effect on the Company’s Consolidated Financial Statements.

3. Investments in Real Estate
As of December 31, 2025 and 2024, investments in real estate, net, consisted of the following: ($ in thousands):

	December 31, 2025	December 31, 2024
Building and building improvements	$1,381,035	$1,362,183
Land and land improvements	310,300	293,424
Tenant improvements	29,566	29,189
Furniture, fixtures and equipment	46,121	43,306
Total	1,767,022	1,728,102
Accumulated depreciation	(183,636)	(135,300)
Investments in real estate, net	$1,583,386	$1,592,802
Acquisitions
During the year ended December 31, 2025, the Company acquired $32.1 million of real estate investments, which were comprised of 120 single-family rental properties. As part of the funding for the acquisition, the Operating Partnership issued Class I-1 OP units to the seller, which is further described in Note 12 — “Stockholders’ Equity and Redeemable Non-controlling Interests.” During the year ended December 31, 2024, the Company acquired $167.9 million of real estate investments, which were comprised of 181 single-family rental properties and one student housing property.
The following table provides further details of the properties acquired during the years ended December 31, 2025 and 2024 ($ in thousands):

Investment	Ownership Interest	Location	Segment	Acquisition Date	Homes/ Beds	Purchase Price(1)
Single-Family Rentals	100%	Various	Single-Family Rental	Various 2024	181	$50,448
Reflection	97%	Atlanta, GA	Student Housing	June 2024	741	117,408
Single-Family Rentals	100%	Various	Single-Family Rental	November 2025	120	32,146
Total						$200,002

(1)	Purchase price is inclusive of closing costs.

The following table summarizes the purchase price allocation of the properties acquired during the years ended December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Building and building improvements	$15,584	$114,073
Land and land improvements	16,562	36,503
Tenant improvements	—	115
Furniture, fixtures and equipment	—	13,933
In-place lease intangibles	—	3,171
Lease origination costs	—	61
Total purchase price(1)	$32,146	$167,856

(1)	Purchase price is inclusive of closing costs.
Dispositions
During the year ended December 31, 2025, the Company had no dispositions. During the year ended December 31, 2024, the Company disposed of an office property for a gross sales price of $27.6 million. In connection with the sale, the Company repaid $25.5 million of the mortgage loan secured by the property and the lender extinguished the loan, resulting in a $32.3 million gain on extinguishment of debt. The Company did not receive any net sales proceeds from the disposition.

4. Investments in Unconsolidated Entities
The Company holds four investments in unconsolidated joint ventures that it has elected to account for using the FVO, as the Company’s ownership interest in the joint ventures do not meet the requirements for consolidation. Each of the investments are considered to be VIEs.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	December 31, 2025
Investment	Segment	Number of Properties	Ownership Interest	Fair Value
Principal Place	Net Lease	1	20%	$91,986
U.S. Diversified Logistics Portfolio I(1)	Logistics	72	19%	60,055
U.S. Diversified Logistics Portfolio II(1)	Logistics	31	19%	15,747
The Avery(2)	Multifamily	1	2%	—
Total unconsolidated entities carried at fair value		105		$167,788

	December 31, 2024
Investment	Segment	Number of Properties	Ownership Interest	Fair Value
Principal Place	Net Lease	1	20%	$81,566
The Avery(2)	Multifamily	1	2%	—
Total unconsolidated entities carried at fair value		2		$81,566

(1)	Refer to Note 10 — “Related Party Transactions - Assignments of Limited Partnership Interest from Brookfield Affiliate” for further information regarding the Company’s limited partnership interests in the U.S. Diversified Logistics Portfolio I and the U.S. Diversified Logistics Portfolio II. The Company’s ownership percentage of the investments decreased from 20% to 19.4% in September 2025 as result of the Brookfield-managed fund closing its final investor commitments during the quarter.
(2)
In December 2023, the Company acquired a 2% equity interest in The Avery, a condo and multifamily property located in San Francisco, California (“The Avery”), through an indirect interest in a joint venture that owns the property. The Company did not pay any consideration for its interest, which was granted to the Company by the borrower on the Company’s investments in The Avery Senior Loan (“The Avery Senior Loan”) and The Avery Mezzanine Loan (“The Avery Mezzanine Loan”). As of December 31, 2025 and December 31, 2024, the fair value of the Company’s equity interest in The Avery was zero.

The following table details the Company’s gain (loss) from unconsolidated entities ($ in thousands):

Investment	Segment	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Principal Place	Net Lease	$6,592	$6,413	$(2,083)
U.S. Diversified Logistics Portfolio I	Logistics	13,318	—	—
U.S. Diversified Logistics Portfolio II	Logistics	1,088	—	—
The Avery	Multifamily	—	—	—
Total unconsolidated entities carried at fair value		$20,998	$6,413	$(2,083)

The following tables provide the combined summarized financial information of the Company's unconsolidated entities as of the dates and for the periods set forth below ($ in thousands):

Balance Sheets:	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Total assets	$2,147,382	$1,004,069
Total liabilities	1,420,923	615,447

Brookfield REIT’s share of net equity	143,520	77,724
Adjustments to arrive at fair value	24,268	3,842
Total investments in unconsolidated entities	$167,788	$81,566

Income Statements:	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Total revenues	$125,286	$50,192	$47,071
Net loss	(23,307)	(1,407)	(8,367)

Brookfield REIT’s share of net loss	(4,540)	(281)	(1,673)
Adjustments to arrive at fair value	25,538	6,694	(410)
Total gain (loss) from unconsolidated entities	$20,998	$6,413	$(2,083)

5. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following as of December 31, 2025 and 2024 ($ in thousands):

Intangible assets	December 31, 2025	December 31, 2024
In-place lease intangibles	$28,587	$29,340
Lease origination costs	11,983	12,285
Tax intangibles	5,249	5,249
Above-market lease intangibles	114	114
Total intangible assets	45,933	46,988
Accumulated amortization:
In-place lease intangibles	(6,797)	(5,889)
Lease origination costs	(4,713)	(4,025)
Tax intangibles	(2,681)	(2,011)
Above-market lease intangibles	(73)	(55)
Total accumulated amortization	(14,264)	(11,980)
Intangible assets, net	$31,669	$35,008

Intangible liabilities:
Below-market lease intangibles	$(28,873)	$(28,909)
Accumulated amortization	5,429	4,126
Intangible liabilities, net	$(23,444)	$(24,783)
The weighted average amortization periods of the Company’s intangible assets is 150 months and intangible liabilities is 218 months.
The following table details the Company’s future amortization of intangibles for each of the next five years and thereafter as of December 31, 2025 ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2026	$1,558	$18	$1,858	$(1,332)
2027	1,452	7	1,759	(1,327)
2028	1,370	5	1,317	(1,327)
2029	1,320	5	1,119	(1,327)
2030	1,314	6	1,037	(1,327)
Thereafter	14,776	—	2,748	(16,804)
Total	$21,790	$41	$9,838	$(23,444)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Real estate-related securities	$56,033	$57,816
Real estate-related loans	45,023	13,587
Derivative assets related to investments in real estate-related securities	—	102
Derivative liabilities related to investments in real estate-related securities	(3)	—
Total investments in real estate-related loans and securities	$101,053	$71,505

The Company’s investments in real estate-related securities consist of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and interest rate swaps and cross currency forward contracts related to its investments in real estate-related securities.
The following tables detail the Company’s investments in real estate-related loans and securities, including interest rate swaps and cross currency forward contracts related to real estate-related loans and securities, as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/Allowance Adjustment(3)	Carrying Amount
Investments held at Fair value
CMBS - floating	7	SOFR+ 3.91%	May 2027	$28,765	$25,985	$27,133
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	5,170
RMBS - floating	2	SOFR+ 1.76%	August 2030	2,499	2,501	2,504
RMBS - fixed	8	4.71%	January 2036	21,492	21,000	21,226
Cross currency forward contracts	1	N/A	January 2026	—	—	(3)
Total investments held at fair value	22	5.85%	October 2029	76,169	70,136	56,030

Investments held at amortized cost
Real estate-related loans - floating	1	SOFR+8.15%	June 2026	7,044	—	7,044
Real estate-related loans - fixed	3	9.92%	May 2028	42,013	(4,034)	37,979
Total investments held at amortized cost	4	10.22%	January 2028	49,057	(4,034)	45,023

Total investments in real estate-related loans and securities	26	7.56%	February 2029	$125,226	$66,102	$101,053

	December 31, 2024
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/Allowance Adjustment(3)	Carrying Amount
Investments held at fair value
CMBS - floating	7	SOFR + 3.85%	July 2026	$24,794	$22,667	$22,361
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	6,238
RMBS - fixed	23	5.54%	September 2026	29,728	28,960	29,217
Interest rate swaps	2	4.40%	September 2026	—	—	102
Total investments held at fair value	36	6.11%	September 2026	77,935	72,277	57,918

Investments held at amortized cost
Real estate-related loans - floating	1	SOFR + 8.15%	June 2026	7,044	—	7,044
Real estate-related loans - fixed	2	10.00%	December 2025	9,435	(2,892)	6,543
Total investments held at amortized cost	3	11.13%	February 2026	16,479	(2,892)	13,587

Total investments in real estate-related loans and securities	39	6.98%	August 2026	$94,414	$69,385	$71,505

(1)	As of December 31, 2025 and December 31, 2024, SOFR was equal to 3.87% and 4.49%, respectively.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
(3)	Adjustments include the cumulative provision for current expected credit losses, unamortized fee income, and foreign currency translation adjustments attributable to real estate-related loans and securities denominated in GBP.
During the years ended December 31, 2025 and 2024, the Company recorded net realized and unrealized gains on its investments in real estate-related securities of $1.1 million and $0.1 million, respectively. During the year ended December 31, 2023, the Company recorded net realized and unrealized losses on its investments in real estate-related securities of $4.8 million. Such amounts are recorded as components of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
During the years ended December 31, 2025, 2024, and 2023, the Company recognized $0.6 million, $0.8 million and $2.0 million, respectively, as an allowance adjustment for estimated credit losses, which is recorded as a component of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations. The allowance adjustment is related to The Avery Senior Loan, which is comprised of two notes, and the Avery Mezzanine Loan, and is based on the expected timing of loan repayments, forecasted cash flows from the underlying collateral, and the current macroeconomic environment. The Company estimates its credit loss allowance primarily using the discounted cash flow method based on projected future principal cash flows for each individual loan. As of December 31, 2025 and 2024, the cumulative allowance for estimated credit loss was $3.5 million and $2.9 million, respectively, and is included in Investments in real estate-related loans and securities, net on the Company’s Consolidated Balance Sheets. There have been no write-offs related to the Company’s investment in real estate-related loans.

7. Accounts and Other Receivables and Other Assets
The following table summarizes the components of accounts and other receivables and other assets as of December 31, 2025 and 2024 ($ in thousands):

Accounts and other receivables	December 31, 2025	December 31, 2024
Straight-line rent receivables	$7,538	$6,411
Accounts receivable	2,677	2,313
Interest receivable	1,476	677
Total accounts and other receivables	$11,691	$9,401

Other assets	December 31, 2025	December 31, 2024
Trading securities	$83,487	$—
Prepaid expenses	2,951	2,445
Derivative instruments	1,553	3,645
Other	514	584
Total other assets	$88,505	$6,674
8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$10,254	$11,818
Payable for unsettled purchase of trading securities	8,978	—
Distribution payable	5,448	3,007
Stock repurchases payable	4,310	16,496
Real estate taxes payable	4,261	4,818
Tenant security deposits	4,171	3,978
Derivative instruments	2,342	—
Accrued interest expense	1,783	1,824
Prepaid rent	1,304	791
Total accounts payable, accrued expenses and other liabilities	$42,851	$42,732

9. Mortgage Loans, Secured Credit Facilities and Affiliate Line of Credit
The following table summarizes the components of total indebtedness, net as of December 31, 2025 and 2024 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2025	December 31, 2024
Fixed rate loans:
Fixed rate mortgages	4.06%	October 2030	N/A	$500,420	$395,720
Total fixed rate loans				500,420	395,720
Variable rate loans:
Variable rate mortgages	SOFR+1.72%	February 2028	N/A	479,561	524,597
Secured credit facility	SOFR+2.75%	May 2027	$250,000	—	144,485
SFR Secured credit facility(3)	SOFR+1.85%	April 2029	$185,000	129,973	—
Affiliate line of credit(4)	SOFR+2.25%	November 2026	$125,000	—	12,790
Total variable rate loans				609,534	681,872
Total indebtedness				1,109,954	1,077,592
Deferred financing costs, net				(6,447)	(3,436)
Total indebtedness, net				$1,103,507	$1,074,156

(1)	As of December 31, 2025 and 2024, SOFR was 3.87% and 4.49%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
(3)	As of December 31, 2025, borrowings on the SFR Secured Credit Facility (defined below) were secured by the single-family rental portfolio.
(4)	Borrowings under the Affiliate Line of Credit (defined below) bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of December 31, 2025 ($ in thousands):

Year	Amount(1)
2026	$50,035
2027	280,773
2028	118,069
2029	384,502
2030	86,567
Thereafter	190,008
Total	$1,109,954

(1)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
The mortgage loans and Secured Credit Facility are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include debt yield, and debt service coverage, among others. As of December 31, 2025, the Company is in compliance with all of its loan covenants that could result in a default under such agreements.
Mortgage Loans
During the year ended December 31, 2025, the Company obtained a $23.7 million fixed-rate mortgage loan in connection with the refinancing of an office property and a $81.0 million fixed-rate mortgage loan from an affiliate of the Adviser in relation to a property held through the DST Program. The Company also obtained a $62.0 million floating-rate mortgage loan secured by five logistics properties. During the year ended December 31, 2024, the Company obtained a $65.0 million fixed-rate mortgage loan related to the acquisition of a property and a $67.0 million fixed-rate mortgage loan from an affiliate of the Adviser in relation to a property held through the DST Program. During the year ended December 31, 2025, the Company repaid $107.0 million of mortgage loans, including full repayments of an $80.0 million mortgage loan secured by a multifamily property and a $26.5 million mortgage loan secured by an office property. During the year ended December 31, 2024, the Company repaid $125.5 million of mortgage loans, including a $25.5 million repayment of a mortgage loan secured by an office property that the Company disposed of in September 2024, resulting in a $32.3 million gain on extinguishment of debt.
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
During the year ended December 31, 2025, there were no borrowings made on the credit facility and the Company repaid $144.5 million on the Secured Credit Facility related to the single-family rental portfolio and certain logistics properties. As of December 31, 2025, there were no outstanding borrowings on the Secured Credit Facility.
SFR Secured Credit Facility
In April 2025, the Company entered into a credit agreement with a lender (the “SFR Secured Credit Facility”) providing for a secured credit facility to be used for the acquisition or refinancing of the Company’s single-family rental properties. Borrowings on the SFR Secured Credit Facility are secured by single-family rental properties owned by the Company. The facility has a total capacity of $185.0 million, of which $50.0 million is uncommitted but may be drawn for future acquisitions of single-family rental properties. The SFR Secured Credit Facility bears interest at a rate of SOFR plus 1.85% and has a maturity date of April 2028, with a one-year extension option. During the year ended December 31, 2025, the Company borrowed $130.0 million on the SFR Secured Credit Facility.
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
During the year ended December 31, 2025, the Company borrowed $110.0 million and repaid $122.8 million on the Affiliate Line of Credit. During the year ended December 31, 2024, the Company borrowed $93.5 million and repaid $80.7 million on the Affiliate Line of Credit. As of December 31, 2025, there were no outstanding borrowings on the Affiliate Line of Credit.

10. Related Party Transactions
Advisory Agreement
Pursuant to the advisory agreement among the Adviser, the Operating Partnership and the Company (the “Advisory Agreement”), the Adviser is entitled to a management fee as compensation for the services it provides to the Company and the Operating Partnership. The Company pays the Adviser a management fee equal to 1.25% per annum of the Company’s NAV on its Class T, Class S, Class D, Class I and Class C shares of common stock, payable monthly. The Operating Partnership pays the Adviser a management fee equal to 1.25% per annum of the Operating Partnership’s NAV of its Class T, Class T-1, Class S, Class S-1, Class D, Class D-1, Class I, Class I-1 and Class C units held by unitholders other than the Company, payable monthly. In addition, the Company and the Operating Partnership pay the Adviser a management fee equal to 1.25% per annum of the aggregate DST Property consideration, payable monthly, for all DST Properties subject to a fair market option held by the Operating Partnership. For avoidance of doubt, the Adviser will not receive a duplicative management fee with respect to any DST Property. In calculating the management fee, the Company will use its NAV and the Operating Partnership’s NAV before giving effect to any accruals for the management fee, the performance fee, the stockholder servicing fee, the investor servicing fee or distributions payable on its shares or the Operating Partnership’s units. No management fee is paid with respect to Class E shares or Class E units.
The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock or units of the Operating Partnership. To date, the Adviser has elected to receive the management fee in Class I and Class E shares of the

Company’s common stock. During the years ended December 31, 2025, 2024 and 2023, the Company incurred $12.7 million, $11.2 million, and $13.9 million, respectively, of management fees.
During the year ended December 31, 2025, the Company issued 1,175,734 unregistered Class I shares of common stock to the Adviser for the payment of management fees earned from December 2024 through November 2025. During the year ended December 31, 2024 the Company issued 998,494 unregistered Class I shares of common stock for the payment of 2024 management fees. During the year ended December 31, 2023, the Company issued 1,095,150 unregistered Class I shares of common stock to the Adviser for the payment of 2023 management fees. The Company had accrued payables of $1.1 million and $0.9 million related to management fees as of December 31, 2025 and 2024, respectively, which are included in Due to affiliates on the Company’s Consolidated Balance Sheets. During January 2026, the Company issued 104,268 unregistered Class I shares of common stock to the Adviser as payment of the $1.1 million management fees accrued as of December 31, 2025. During January 2025, the Company issued 78,892 unregistered Class I shares of common stock to the Adviser as payment of the $0.9 million management fees accrued as of December 31, 2024. During January 2024, the Company issued 86,646 unregistered Class I shares of common stock to the Adviser as payment of the $1.0 million management fees accrued as of December 31, 2023.
The Adviser is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and Class T shares of common stock (no performance fee is paid on the Class E shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or units of the Operating Partnership. In addition, the Operating Partnership will pay the Adviser a performance fee with respect to certain classes of units held by parties other than the Company paid annually in an amount equal to 12.5% of the total return, subject to a 5% hurdle amount and a high-water mark, with a catch-up. The Company did not recognize any performance fees for the years ended December 31, 2025, 2024 and 2023.
Repurchase of Adviser Shares
During the year ended December 31, 2025, the Company repurchased 1,157,219 Class I shares of common stock from the Adviser outside of its share repurchase plan for total consideration of $12.2 million. During the year ended December 31, 2024, the Company repurchased 1,036,728 Class I shares of common stock from the Adviser outside of its share repurchase plan for total consideration of $11.6 million. The repurchases were related to shares that were previously issued to the Adviser as payment of management fees.
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
The Operating Partnership will pay the Dealer Manager certain investor servicing fees, solely with respect to Operating Partnership units issued in connection with the FMV Option in exchange for DST Interests. The Operating Partnership will pay such fees only until the fee limit (if any) set forth in the applicable agreement between the Dealer Manager and the participating distribution agent that sold such DST Interests in a DST Offering has been reached. These certain fees include an investor servicing fee equal to 0.85% per annum of the aggregate NAV for the applicable Class T-1 units, an investor servicing fee equal to 0.85% per annum of the aggregate NAV for the applicable Class S-1 units and an investor servicing fee equal to 0.25% per annum of the aggregate NAV for the applicable Class D-1 units. No investor servicing fee will be paid for Class I-1 units. All or a portion of the selling commissions, dealer manager fees, and investor servicing fees charged in connection with the DST Program may be reallowed to participating distribution agents, as set forth in the applicable agreement between the Dealer Manager and such participating distribution agent.
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
Affiliate Loans to DST Properties
In September 2024 and July 2025, the Company entered into mortgage loan agreements with an affiliate of Brookfield for borrowings of $67.0 million and $81.0 million, respectively. The loans are secured by multifamily properties that are part of the DST Program. Under the terms of the loan agreements, each loan has a ten year term and a fixed interest rate of 4.2%. In connection with the financings, the DST Properties paid aggregate loan origination fees of $1.5 million to the Brookfield affiliate, which are included in Mortgage loans and secured credit facilities, net on the Company’s Consolidated Balance Sheets. For the years ended December 31, 2025 and 2024, the Company incurred $4.5 million and $0.8 million, respectively, of interest expense related to these loans.
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
In February 2025, the Company was assigned the Brookfield affiliate’s interest in the U.S. Diversified Logistics Portfolio I. The Company paid no consideration for the assignment of the interest in the investment. In connection with the assignment, the Company assumed the assignor’s future funding obligation to the fund related to the investment. As of December 31, 2025, the Company has funded $46.7 million of capital to the Brookfield-managed fund related to its share of the investment.
In June 2025, the Company was assigned the Brookfield affiliate’s interest in the U.S. Diversified Logistics Portfolio II. The assignment was concurrent with the Brookfield-managed fund’s acquisition of the investment. In connection with the assignment, the Company assumed the assignor’s future funding obligation to the fund related to the investment. As of December 31, 2025, the Company has funded $14.7 million of capital to the Brookfield-managed fund related to its share of the investment.

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
The following table details the Company’s investments in real estate-related loans and securities collateralized by properties owned by Brookfield-advised investment vehicles ($ in thousands):

	Fair Value		Income
	As of	As of	Year Ended December 31, 2025	Year Ended December 31, 2024
	December 31, 2025	December 31, 2024
CMBS	$8,997	$—	$1,137	$—
Real estate-related loan (1)	—	—	9,924	—
Total	$8,997	$—	$11,061	$—

(1)	In October 2025, the Company received full repayment of a $119.0 million real estate-related loan receivable, which the Company had purchased in January 2025.
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Operating Partnership units in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021. The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating Partnership units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50.0 million. Pursuant to the terms of the Repurchase Arrangement, the Brookfield Investor may cause the Company to repurchase its shares and or the Operating Partnership to repurchase its Operating Partnership units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Public Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. During the years ended December 31, 2025 and 2024, the Company and the Operating Partnership did not repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement. As of December 31, 2025, the aggregate value of the Brookfield Investor’s shares and units that are subject to the Brookfield Repurchase Arrangement was $153.8 million.

Brookfield Investor Subscriptions
From time to time, the Brookfield Investor may subscribe for shares of the Company’s common stock or units of the Operating Partnership. Each issuance is made at the same transaction price and subject to the same fees as shares or units sold in the Public Offering or private offerings, as applicable. On January 3, 2022, the Brookfield Investor subscribed for $38.0 million of Class E units of the Operating Partnership. On April 3, 2023, and May 1, 2023, the Brookfield Investor subscribed for $10.0 million and $8.0 million, respectively, of Class I shares of the Company’s common stock. The shares and units held by the Brookfield Investor related to these subscriptions are not subject to the Brookfield Repurchase Arrangement, but the Brookfield Investor may request the Company or Operating Partnership repurchase its shares or units, in whole or in part, subject to the terms and conditions of the Company’s share repurchase plan. On December 31, 2024, the Brookfield Investor submitted a repurchase request for $7.1 million through the Company’s share repurchase plan, which was paid in January 2025.
On November 13, 2025, the Company, the Operating Partnership and the Brookfield Investor entered into an agreement pursuant to which all of the Brookfield Investor’s Class E OP units and Class I OP units were redeemed and converted to the equivalent amount of Class E and Class I shares of common stock in a non-cash transaction. As each corresponding class of shares and Operating Partnership units have an the same transaction price, the units were redeemed and converted for the same number of shares.
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
The following table summarizes the Company’s affiliate service provider expenses for the years ended December 31, 2025 2024 and 2023 ($ in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Property management fees(1)	$3,459	$3,349	$2,958
Single-family rental leasing, maintenance and turnover oversight fees(1)	878	673	582
Capitalized construction management fees(2)	100	57	83
Capitalized single-family rental renovation oversight fees(2)	—	—	40
Reimbursed personnel costs(3)	9,017	7,724	7,026
Total	$13,454	$11,803	$10,689

(1)	Included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company's Consolidated Balance Sheets.
(3)
For the year ended December 31, 2025, $7.8 million included in Rental property operating expenses and $1.2 million included in General and administrative expenses on the Company’s Consolidated Statements of Operations. For the year ended December 31, 2024, $6.7 million included in Rental property operating expenses and $1.0 million included in General and administrative expenses on the Company’s Consolidated Statements of Operations. For the year ended December 31, 2023, $6.0 million included in Rental property operating expenses and $1.1 million included in General and administrative expenses on the Company's Consolidated Statements of Operations.

A Brookfield affiliate in Luxembourg provides company secretarial, accounting and administrative services to the Company’s unconsolidated non-U.S. investment. For the years ended December 31, 2025, 2024 and 2023, the amounts incurred by the

Company for these services were insignificant. A Brookfield affiliate provides asset and property management services to the Company’s unconsolidated non-U.S. investment. For the years ended December 31, 2025, 2024 and 2023, the amounts incurred by the Company for these services were $0.2 million, $0.2 million, and $0.2 million, respectively. A Brookfield affiliate provides asset and property management services as well as construction management services to the Company’s unconsolidated investments in the U.S. Diversified Logistics Portfolios I and II. For the year ended December 31, 2025, the amounts incurred by the Company for these services were $0.5 million, with no comparable financial impact to December 31, 2024 or 2023 as the services commenced in 2025.
Captive Insurance Company
BPG Bermuda Insurance Limited (“BAM Insurance Captive”), a Brookfield affiliate, provides property and liability insurance for certain of the Company’s properties. For the years ended December 31, 2025 and 2024, and the Company incurred an insignificant amount, and $0.2 million for the year ended December 31, 2023, for insurance premiums paid to BAM Insurance Captive.
On March 31, 2023, Obsidian Mutual IC (“Obsidian”), a Brookfield affiliate, replaced BAM Insurance Captive in providing property insurance for certain of the Company’s properties. For the years ended December 31, 2025, 2024 and 2023, the Company incurred $0.3 million, $0.3 million and $0.1 million, respectively, for insurance premiums paid to Obsidian.
On March 15, 2024, Onyx Mutual Insurance IC (“Onyx”), a Brookfield affiliate, replaced BAM Insurance Captive in providing liability insurance for certain of the Company’s properties. For the years ended December 31, 2025 and 2024, the Company incurred $0.2 million and $0.1 million, respectively, for insurance premiums paid to Onyx.
Argo Re. Ltd. (“Argo”), a Brookfield affiliate, provides excess property insurance for certain of the Company’s properties. For the years ended December 31, 2025 and 2024, the Company incurred an insignificant amount for insurance premiums paid to Argo.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), an affiliate of Brookfield, provides title insurance for certain of the Company’s properties. Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with the Company acquiring or financing its properties. For the years ended December 31, 2025, 2024 and 2023, the Company incurred $0.4 million, $0.1 million, and an insignificant amount, respectively, for title services provided by Horizon.
Terrorism Insurance Provider
Liberty IC Casualty LLC (“Liberty”), a Brookfield affiliate, provides terrorism insurance for certain of the Company’s properties. For the years ended December 31, 2025, 2024 and 2023, the Company incurred an insignificant amount for insurance premiums paid to Liberty.
On March 31, 2025, Obsidian replaced Liberty in providing terrorism insurance. For the year ended December 31, 2025, the Company incurred an insignificant amount for insurance premiums paid to Obsidian.
Submetering Services
Certain of the Company’s properties sold submetering infrastructure and associated equipment to Metergy, a Brookfield affiliate. Sale proceeds earned by the Company for the years ended December 31, 2025, 2024 and 2023 were nil, nil and $0.5 million, respectively. Metergy provides submetering services to certain of the Company’s properties. For the years ended December 31, 2025, 2024 and 2023, the fee incurred by the Company was an insignificant amount.

Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	December 31, 2025	December 31, 2024
Accrued stockholder servicing fee	$12,937	$17,451
Advanced organization and offering costs	4,295	7,014
Stock repurchase payable to the Adviser for management fees	3,271	2,742
Other(1)	3,221	1,908
Accrued management fee	1,088	867
Accrued affiliate service provider expenses	1,831	1,227
OP Units Distributions Payable	193	1,674
Total	$26,836	$32,883

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.

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
The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk ($ in thousands):

	December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike Price	Index	Weighted Average Maturity (Years)
Interest rate caps - property debt	6	$618,111	5.20%	SOFR	0.4
Interest rate swap - property debt	1	100,000	3.70%	SOFR	0.7
Total	7	$718,111	4.99%		0.5

	December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike Price	Index	Weighted Average Maturity (Years)
Interest rate caps - property debt	5	$498,310	5.65%	SOFR	0.3
Interest rate swap - property debt	1	100,000	3.70%	SOFR	1.7
Interest rate swaps - investments in real estate-related securities	2	24,000	4.40%	SOFR	1.7
Total	8	$622,310	5.29%		0.6

Foreign Currency Forward Contracts
Certain of the Company’s Investments in real estate-related securities, net and Investments in unconsolidated entities are denominated in currencies other than USD and expose the Company to fluctuations in foreign currency exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of its functional currency. The Company uses foreign currency forward contracts to minimize the risk from changes in foreign currency exchange rates on the the value and expected cash flows of its non-U.S. investments.
The following tables detail the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (£ in thousands):

	December 31, 2025
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount
Cross currency swap - investments in unconsolidated entities	1	£63,400
Cross currency swap - investments in real estate-related securities, net	1	£29,250
Foreign currency forward contract - investments in real estate-related securities, net	1	£1,383

	December 31, 2024
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount
Cross currency swap - investments in unconsolidated entities	1	£62,100

Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

		Fair Value of Derivatives in an Asset Position		Fair Value of Derivatives in a Liability Position
		December 31,		December 31,
Type of Derivative	Financial Statement Line	2025	2024	2025	2024
Interest rate derivatives	Other assets/accounts payable, accrued expenses and other liabilities	$549	$1,404	$134	$—
Cross currency swap -investment in unconsolidated entities	Other assets/accounts payable, accrued expenses and other liabilities	—	2,241	1,336	—
Cross currency swaps - real estate related loans and securities, net	Other assets/accounts payable, accrued expenses and other liabilities	1,004	—	872	—
Interest rate swaps - investments in real estate-related securities, net	Investments in real estate-related loans and securities, net	—	102	—	—
Foreign currency forward contract	Investments in real estate-related loans and securities, net	—	—	3	—
Total		$1,553	$3,747	$2,345	$—
The following table details the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations ($ in thousands):

		For the years ended December 31,
Type of Derivative	Financial Statement Line (1)	2025	2024	2023
Interest rate caps - property debt	Other income, net	$(24)	$(1,505)	$(1,993)
Interest rate swap - property debt	Other income, net	(669)	3,231	402
Interest rate swaps - investments in real estate-related securities	Income from real estate-related loans and securities	88	105	—
Foreign currency forward contracts	Income from real estate-related loans and securities	(161)	—	—
Cross currency swaps - real estate related loans and securities, net	Income from real estate-related loans and securities	2,722	—	—
Cross currency swaps -investments in unconsolidated entities	Gain from unconsolidated entities, net	(5,664)	1,419	(4,277)
Total		$(3,708)	$3,250	$(5,868)

(1)	Activity is reported as net realized/unrealized gain (loss)

12. Stockholders’ Equity and Redeemable Non-controlling Interests
Authorized Capital
On April 30, 2018, the SEC declared effective the Company’s registration statement on Form S-11 for the initial public offering. On November 2, 2021, the initial public offering was terminated, and the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-255557) for the second public offering of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan. On July 2, 2025, the second public offering terminated and the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-282789), and the third public offering of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan. Pursuant to the third public offering, the Company is offering to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company is also offering Class I, Class C and Class E shares in private offerings exempt from registration. Other than the differences in upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance fees, each class of common stock has the same economic and voting rights.

Classification	No. of Authorized Shares (in thousands)	Par Value Per Share
Preferred stock	50,000	$0.01
Class S common stock	225,000	$0.01
Class I common stock	250,000	$0.01
Class T common stock	225,000	$0.01
Class D common stock	100,000	$0.01
Class C common stock	100,000	$0.00
Class E common stock	100,000	$0.00
Total	1,050,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Class S	Class I	Class D	Class T	Class C	Class E	Total
December 31, 2022	36,704	42,397	36	—	9,343	3,210	91,690
Common stock issued (1)	3,513	5,626	114	—	801	35	10,089
Distribution reinvestment	953	1,724	—	—	—	264	2,941
Common stock repurchased	(6,926)	(8,243)	(2)	—	(797)	(156)	(16,124)
December 31, 2023	34,244	41,504	148	—	9,347	3,353	88,596

Common stock issued (1)	750	4,500	19	—	660	116	6,045
Distribution reinvestment	888	1,825	1	—	4	211	2,929
Common stock repurchased	(8,065)	(33,614)	(41)	—	(1,749)	(2,298)	(45,767)
December 31, 2024	27,817	14,215	127	—	8,262	1,382	51,803

Common stock issued (1)	676	47,590	30	19	345	2,568	51,228
Distribution reinvestment	835	490	—	1	—	89	1,415
Common stock repurchased	(4,346)	(4,901)	(59)	—	(2,451)	(91)	(11,848)
December 31, 2025	24,982	57,394	98	20	6,156	3,948	92,598

(1)	Includes conversions between share classes.

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
The following table details the aggregate net distributions declared for each applicable class of common stock:

	Year Ended December 31, 2025
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.8521	$0.8521	$0.8521	$0.7808	$0.8521	$0.8521
Stockholder servicing fee per share of common stock	(0.0890)	—	(0.0269)	(0.0826)	—	—
Management fee per share of common stock	(0.1331)	(0.1345)	(0.1357)	(0.1234)	(0.1306)	—
Net distributions declared per share of common stock	$0.6300	$0.7176	$0.6895	$0.5748	$0.7215	$0.8521

(1)	The Company issued its first Class T shares of common stock in February 2025, thus no distributions were declared for Class T prior to this date.

	Year Ended December 31, 2024
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.8586	$0.8586	$0.8586	$—	$0.8586	$0.8586
Stockholder servicing fee per share of common stock	(0.0949)	—	(0.0285)	—	—	—
Management fee per share of common stock	(0.1397)	(0.1410)	(0.1422)	—	(0.1376)	—
Net distributions declared per share of common stock	$0.6240	$0.7176	$0.6879	$—	$0.7210	$0.8586

(1)	The Company did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the year ended December 31, 2024.

	Year Ended December 31, 2023
	Class S	Class I	Class D	Class T(1)	Class C	Class E
Aggregate gross distributions declared per share of common stock	$1.2124	$1.2124	$1.2124	$—	$1.2124	$1.2124
Stockholder servicing fee per share of common stock	(0.1072)	—	(0.0319)	—	—	—
Management fee per share of common stock	(0.1583)	(0.1595)	(0.1598)	—	(0.1558)	—
Performance fee per share of common stock(2)	(0.3353)	(0.3353)	(0.3353)	—	(0.3353)	—
Net distributions declared per share of common stock	$0.6116	$0.7176	$0.6854	$—	$0.7213	$1.2124

(1)	The Company did not have any Class T shares of common stock issued or outstanding, thus no distributions were declared for Class T during the year ended December 31, 2023.
(2)	Relates to the distribution declared on January 17, 2023, in connection with the payment of the 2022 performance fee that was payable on December 31, 2022.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders will have their cash distributions attributable to the shares they own automatically reinvested in additional shares of common stock; provided, however, that clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan and stockholders that are residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to participate in the distribution reinvestment plan. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. During the years ended December 31, 2025, 2024 and 2023, the Company reinvested $14.9 million, $33.3 million and $37.7 million of distributions for 1,415,338, 2,929,614 and 2,939,928 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purposes. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and an annual dividend payable ranging between 12.0% and 12.5%. As of December 31, 2025, there were 625,000 of preferred non-voting shares outstanding.
Non-controlling Interests Attributable to Operating Partnership Unitholders
On November 13, 2025, the Operating Partnership issued $16.3 million of Class I-1 units to third-party limited partners as consideration for the acquisition of real estate. Each limited partner has the right, subject to certain restrictions, to request that the Operating Partnership redeem all or a portion of their units for cash, shares of the Company’s common stock, or a combination of both. The GP of the Operating Partnership, in its sole discretion, can decide to redeem all, a portion, or none of the limited partner’s redemption request, and can do so in cash or shares. Because the limited partners do not have the ability to force the Operating Partnership to redeem their units, the Company has classified their interests in the Operating Partnership as Non-controlling interests attributable to Operating Partnership unitholders on the Company’s Consolidated Balance Sheets.
Redeemable Non-controlling Interest
The Brookfield Investor holds units of the Operating Partnership in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021, and subsequent cash contributions to the Operating Partnership. Because the Brookfield Investor has the ability to redeem its Operating Partnership units for shares of common stock or cash, subject to certain restrictions, the Company has classified the units held by the Brookfield Investor as Redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets.
The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period.
The following table summarizes the Redeemable non-controlling interest activity for the years ended December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Balance at beginning of the year	$302,743	$933
Distribution of Operating Partnership units as consideration for common share repurchase from the Brookfield Investor(1)	—	302,445
Repurchase of Operating Partnership units from the Brookfield Investor in exchange for common shares(2)	(305,533)	—
Distributions	(17,256)	(3,396)
Distributions Reinvested	18,923	1,728
GAAP Income Allocation	(916)	(3,680)
Fair Value Allocation	2,999	4,713
Balance at the end of the year	$960	$302,743

(1)
In connection with a restructuring of the Brookfield Investor’s interest in the Company that occurred in November 2024, the Brookfield Investor received a distribution of 25,123,346 Class I units and 2,173,520 Class E units of the Operating Partnership as consideration for the repurchase of an equivalent amount of Class I and Class E shares of the Company in a non-cash transaction.

(2)
In connection with a restructuring of the Brookfield Investor’s interest in the Company that occurred in November 2025, the Brookfield Investor received a distribution of 26,862,938 Class I shares and 2,353,305 Class E shares of the Company as consideration for the repurchase of an equivalent amount of Class I units and Class E units of the Operating Partnership in a non-cash transaction.

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
For the years ended December 31, 2025, 2024 and 2023, the Company repurchased 10,691,672, 17,432,809 and 14,485,367 shares of common stock representing a total of $112.3 million, $195.9 million and $183.4 million, respectively.
The Company satisfied all repurchase requests during the years ended December 31, 2025, 2024 and 2023.

13. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
The Company may, from time to time, enter into payment guarantees related to mortgage loans at its investments in unconsolidated entities. As of December 31, 2025, the Company has a payment guarantee of $1.6 million.
The Company has an unfunded capital commitment obligation related to its limited partnership interests in the U.S. Diversified Logistics Portfolio I and the U.S. Diversified Logistics Portfolio II. As of December 31, 2025, the Company’s future capital funding requirement is estimated to be approximately $7.7 million.
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
The following table details the components of operating lease income from leases in which the Company is the lessor for the period set forth below($ in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Fixed lease payments	$121,498	$121,149	$116,220
Variable lease payments	8,336	8,272	10,308
Total rental revenues	$129,834	$129,421	$126,528
The following table details the undiscounted future minimum rents the Company expects to receive for its logistics, net lease, and office properties as of December 31, 2025. The table below excludes the Company’s multifamily, student housing and single-family rental properties as substantially all leases are shorter term in nature ($ in thousands):

Year	Future Minimum Rents
2026	$27,273
2027	26,931
2028	26,020
2029	24,096
2030	22,892
Thereafter	79,310
Total	$206,522

15. Segment Reporting
As of December 31, 2025, the Company operates in six reportable segments: multifamily/student housing, single-family rental, office, logistics, net lease and real estate-related loans and securities. Student housing has been combined with multifamily as the student housing investment does not meet materiality thresholds for a separate reportable segment. The Company continually evaluates the financial information used by the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM receives periodic reporting summarizing the Company’s portfolio of investments and related performance. These reports include information on the Company’s allocation of assets by sector and investment type. The sectors identified in these reports are: Multifamily, Student Housing, Single-Family Rental, Net Lease, Office, Logistics, and real estate-related debt investments. The CODM uses segment net operating income (“Segment NOI”) as the primary financial measure when reviewing the portfolio performance. Segment NOI is defined by the Company as total property revenue less direct property expenses plus income from real estate-related loans and securities adjusted for any losses from real estate-related loans and securities. Segment NOI is a non-GAAP measure, and is reconciled to the GAAP measure Net loss below.
Effective December 31, 2024, single-family rental was established as a new reportable segment. Previously, these investments were reported under the rental housing segment. However, the single-family rental portfolio has grown due to acquisitions and the Company has determined the single-family rental portfolio meets the materiality threshold for reporting. Additionally, the rental housing segment has been renamed multifamily/student housing. Prior periods have been recast to reflect these changes.
Effective March 31, 2025, the Company allocated Gain (loss) from unconsolidated entities by segment as a component of Segment NOI. The Company’s unconsolidated entities own real estate properties that operate in the Company’s reportable segments, and the CODM evaluates the performance of the underlying properties by segment in aggregate with the Company’s consolidated investments. Prior periods have been recast to reflect these changes.
The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment NOI is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment ($ in thousands):

	December 31, 2025	December 31, 2024
Multifamily/Student Housing	$984,316	$1,008,812
Office	34,997	33,695
Logistics	176,507	104,330
Single-Family Rental	211,813	183,510
Net Lease	411,962	413,130
Real Estate-Related Loans and Securities	101,053	71,505
Total assets for reportable segments	1,920,648	1,814,982
Other (Corporate)	109,889	6,281
Total assets	$2,030,537	$1,821,263

The following table sets forth the financial results by segment for the year ended December 31, 2025 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$80,943	$5,974	$8,105	$14,349	$20,463	$—	$129,834
Other revenues	12,738	2	11	678	45	—	13,474
Total revenues	93,681	5,976	8,116	15,027	20,508	—	143,308

Expenses:
Rental property operating	38,723	3,228	2,080	7,740	3,946	—	55,717
Total expenses	38,723	3,228	2,080	7,740	3,946	—	55,717
Income from real estate-related loans and securities	—	—	—	—	—	17,497	17,497
Gain from unconsolidated entities	—	—	14,406	—	6,592	—	20,998
Segment net operating income	$54,958	$2,748	$20,442	$7,287	$23,154	$17,497	$126,086

Other income, net							1,407
Depreciation and amortization							(52,550)
General and administrative expenses							(6,392)
Management fee							(12,726)
Interest expense							(59,032)
Net loss							$(3,207)
Net income attributable to non-controlling interests in consolidated joint ventures							(1,845)
Net income attributable to non-controlling interests - preferred stockholders							(77)
Net loss attributable to redeemable non-controlling interests							916
Net loss attributable to non-controlling interest in Operating Partnership unitholders							45
Net loss attributable to stockholders							$(4,168)

The following table sets forth the financial results by segment for the year ended December 31, 2024 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$78,790	$9,294	$8,078	$12,504	$20,755	$—	$129,421
Other revenues	12,886	794	6	628	253	—	14,567
Total revenues	91,676	10,088	8,084	13,132	21,008	—	143,988

Expenses:
Rental property operating	35,377	5,182	2,062	6,177	4,088	—	52,886
Total expenses	35,377	5,182	2,062	6,177	4,088	—	52,886
Income from real estate-related loans and securities	—	—	—	—	—	12,055	12,055
Gain from unconsolidated entities	—	—	—	—	6,413	—	6,413
Segment net operating income	$56,299	$4,906	$6,022	$6,955	$23,333	$12,055	$109,570

Other income, net							2,921
Impairment of investments in real estate							(33,922)
Gain on extinguishment of debt							32,251
Depreciation and amortization							(55,259)
General and administrative expenses							(8,113)
Management fee							(11,183)
Interest expense							(68,446)
Net loss							$(32,181)
Net loss attributable to non-controlling interests in consolidated joint ventures							800
Net income attributable to non-controlling interests - preferred stockholders							(69)
Net loss attributable to redeemable non-controlling interests							3,680
Net loss attributable to stockholders							$(27,770)

The following table sets forth the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Multifamily/Student Housing	Office	Logistics	Single-Family Rental	Net Lease	Real Estate-Related Loans and Securities	Total
Revenues:
Rental revenues	$74,369	$12,222	$7,780	$9,454	$22,703	$—	$126,528
Other revenues	10,919	666	3	449	82	—	12,119
Total revenues	85,288	12,888	7,783	9,903	22,785	—	138,647

Expenses:
Rental property operating	33,515	6,275	2,325	4,812	5,734	—	52,661
Total expenses	33,515	6,275	2,325	4,812	5,734	—	52,661
Income from real estate-related loans and securities	—	—	—	—	—	17,609	17,609
Loss from unconsolidated entities	—	—	—	—	(2,083)	—	(2,083)
Segment net operating income	$51,773	$6,613	$5,458	$5,091	$14,968	$17,609	$101,512

Other income, net							331
Impairment of investments in real estate							(19,331)
Depreciation and amortization							(51,691)
General and administrative expenses							(8,389)
Management fee							(13,895)
Interest expense							(58,577)
Net loss							$(50,040)
Net loss attributable to non-controlling interests in consolidated joint ventures							1,179
Net income attributable to non-controlling interests - preferred stockholders							(45)
Net loss attributable to redeemable non-controlling interests							42
Net loss attributable to stockholders							$(48,864)

16. Subsequent Events
The Company has evaluated subsequent events through March 17, 2026 and concluded that no subsequent events occurred that require disclosure or recognition.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2025
(in thousands)

			Initial Cost		Costs Capitalized Subsequent to Acquisitions (1)		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Multifamily/Student Housing properties:
Anzio Apartments	Atlanta, GA	$43,650	$9,837	$47,058	$(1,089)	$293	$8,748	$47,351	$56,099	$(13,382)	1986	2019	(1)
Arbors of Las Colinas	Dallas, TX	45,950	18,155	43,492	536	1,126	18,691	44,618	63,309	(7,861)	1984	2020	(1)
1110 Key Federal Hill	Baltimore, MD	51,520	10,310	61,908	17	358	10,327	62,266	72,593	(6,961)	2019	2021	(1)
Domain	Orlando, FL	48,700	10,503	61,703	95	388	10,598	62,091	72,689	(7,220)	2017	2021	(1)
The Burnham	Nashville, TN	110,633	14,145	111,469	63	504	14,208	111,973	126,181	(11,752)	2017	2021	(1)
Flats on Front	Wilmington, NC	62,110	6,528	88,877	26	380	6,554	89,257	95,811	(9,291)	2021	2021	(1)
Verso	Beaverton, OR	47,553	8,100	61,139	39	19	8,139	61,158	69,297	(6,323)	2021	2021	(1)
2626 South Side Flats	Pittsburgh, PA	58,965	11,064	77,270	53	679	11,117	77,949	89,066	(8,109)	2016	2022	(1)
The Parker at Huntington Metro	Alexandria, VA	67,000	18,775	114,441	57	797	18,832	115,238	134,070	(11,252)	2016	2022	(1)
Briggs + Union	Mount Laurel, NJ	81,000	18,987	131,552	189	943	19,176	132,495	151,671	(14,409)	2020	2022	(1)
Reflection	Atlanta, GA	65,000	23,495	79,216	—	10	23,495	79,226	102,721	(3,187)	2022	2024	(1)
Total Multifamily/Student Housing properties		$682,081	$149,899	$878,125	$(14)	$5,497	$149,885	$883,622	$1,033,507	$(99,747)

Single-Family Rental properties:
Single-Family Rentals	Various	$129,973	$54,043	$155,598	$840	$12,773	$54,883	$168,371	$223,254	$(16,696)	Various	Various	(1)
Total Single-Family Rental properties		$129,973	$54,043	$155,598	$840	$12,773	$54,883	$168,371	$223,254	$(16,696)

Logistics properties:
6123-6227 Monroe Ct	Morton Grove, IL	$13,500	$5,625	$9,703	$—	$818	$5,625	$10,521	$16,146	$(1,875)	1968	2021	(1)
8400 Westphalia Road	Upper Marlboro, MD	14,300	11,676	17,161	—	17	11,676	17,178	28,854	(3,227)	2005	2021	(1)
McLane Distribution Center	Lakeland, FL	14,750	3,217	22,039	—	96	3,217	22,135	25,352	(3,734)	1973	2021	(1)
2003 Beaver Road	Landover, MD	5,150	1,591	7,708	—	56	1,591	7,764	9,355	(1,001)	1983	2022	(1)
187 Bartram Parkway	Franklin, IN	14,300	4,205	22,948	—	25	4,205	22,973	27,178	(2,839)	2004	2022	(1)
Total Logistics properties		$62,000	$26,314	$79,559	$—	$1,012	$26,314	$80,571	$106,885	$(12,676)

Office properties:
Lakes at West Covina	Los Angeles, CA	$23,700	$4,415	$30,637	$—	$(622)	$4,415	$30,015	$34,430	$(5,563)	1990	2020	(1)
Total Office properties		$23,700	$4,415	$30,637	$—	$(622)	$4,415	$30,015	$34,430	$(5,563)

Net Lease properties:
DreamWorks Animation Studios	Glendale, CA	$212,200	$74,803	$247,835	$—	$187	$74,803	$248,022	$322,825	$(31,190)	1997	2021	(1)
Total Net Lease properties		$212,200	$74,803	$247,835	$—	$187	$74,803	$248,022	$322,825	$(31,190)

Portfolio Total		$1,109,954	$309,474	$1,391,754	$826	$18,847	$310,300	$1,410,601	$1,720,901	$(165,872)

(1)	Refer to Note 2 of the Consolidated Financial Statements for details of depreciable lives.
(2)	As of December 31, 2025, the aggregate tax basis of the portfolio was $1.2 billion.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2025 - Continued

The total included on Schedule III does not include furniture, fixtures and equipment totaling $46.1 million. Accumulated depreciation does not include $17.7 million of accumulated depreciation related to furniture, fixtures and equipment.
The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Real Estate:
Balance at the beginning of the year	$1,684,796	$1,602,537
Additions during the year:
Land and land improvements	17,066	37,005
Building and building improvements	19,376	117,704
Dispositions during the year:
Land and land improvements	(190)	(5,905)
Building and building improvements	(147)	(27,596)
Other Deductions:
Impairment of investment in real estate	—	(38,949)
Balance at the end of the year	$1,720,901	$1,684,796

Accumulated Depreciation:
Balance at the beginning of the year	$(123,113)	$(100,604)
Depreciation expense	(43,095)	(43,686)
Dispositions	336	16,150
Impairment of investment in real estate	—	5,027
Balance at the end of the year	$(165,872)	$(123,113)