Form 10-Q
period 2026-03-31
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2026-05-12
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
As of April 30, 2026, the registrant had the following shares outstanding: 23,242,278 Class S shares, par value $0.01 per share,
57,569,153 Class I shares, par value $0.01 per share, 94,679 Class D shares, par value $0.01 per share, 34,650 Class T shares, par value $0.01 per share, 5,673,501 Class C shares, no par value per share, and 4,062,715 Class E shares, no par value per share.

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

PART I.FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Investments in real estate, net	$1,717,078	$1,583,386
Investments in real estate-related loans and securities, net	98,519	101,053
Investments in unconsolidated entities	173,345	167,788
Intangible assets, net	45,007	31,669
Cash and cash equivalents	30,530	35,147
Restricted cash	11,264	11,298
Accounts and other receivables	17,856	11,691
Other assets	10,576	88,505
Total Assets	$2,104,175	$2,030,537
Liabilities and Equity
Mortgage loans and secured credit facilities, net	$1,186,193	$1,103,507
Due to affiliates	25,759	26,836
Intangible liabilities, net	27,011	23,444
Accounts payable, accrued expenses and other liabilities	40,565	42,851
Subscriptions received in advance	1,710	370
Total Liabilities	1,281,238	1,197,008

Commitments and contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	980	960

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 23,883 and 24,982 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	239	250
Common stock - Class I shares, 0.01 par value per share, 250,000 shares authorized; 57,089 and 57,394 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	571	574
Common stock - Class D shares, 0.01 par value per share, 100,000 shares authorized; 95 and 98 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Common stock - Class T shares, 0.01 par value per share, 225,000 shares authorized; 21 and 20 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock - Class C shares, no par value per share, 100,000 shares authorized; 5,761 and 6,156 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	37	41
Common stock - Class E shares, no par value per share, 100,000 shares authorized; 4,007 and 3,948 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,035,816	1,053,490
Accumulated deficit and cumulative distributions	(369,252)	(350,514)
Total Stockholders’ Equity	667,412	703,842
Non-controlling interests in consolidated joint ventures	138,157	112,018
Non-controlling interests attributable to preferred shareholders	625	625
Non-controlling interests attributable to OP unitholders	15,763	16,084
Total Equity	821,957	832,569
Total Liabilities and Equity	$2,104,175	$2,030,537
See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental revenues	$33,252	$32,955
Other revenues	3,022	2,565
Total Revenues	36,274	35,520
Expenses
Rental property operating	14,520	13,621
General and administrative	2,095	1,544
Management fee	3,294	3,191
Depreciation and amortization	14,062	13,135
Total Expenses	33,971	31,491
Other Income (Expense)
Income from real estate-related loans and securities	2,365	4,089
Interest expense	(14,008)	(14,525)
Gain from unconsolidated entities	6,684	9,118
Other income, net	1,516	220
Total Other Expense	(3,443)	(1,098)
Net (Loss) Income	$(1,140)	$2,931
Net (income) attributable to non-controlling interests in consolidated joint ventures	$(1,399)	$(120)
Net loss (income) attributable to redeemable non-controlling interests	3	(810)
Net loss attributable to non-controlling interests in the Operating Partnership	42	—
Net (Loss) Income Attributable to Brookfield REIT Stockholders	$(2,494)	$2,001
Per common share data:
Net (loss) income per share of common stock - basic and diluted	$(0.03)	$0.03
Weighted average shares of common stock outstanding - basic and diluted	92,658	69,510
See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Three Months Ended March 31, 2026
	Par Value
	Common Stock Class S	Common Stock Class I	Common Stock Class D	Common Stock Class T	Common Stock Class C	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests in Consolidated Joint Ventures	Non- controlling Interests Attributable to Preferred Shareholders	Non- controlling interest attributable to OP Unitholders	Total Equity
Balance at December 31, 2025	$250	$574	$1	$—	$41	$—	$1,053,490	$(350,514)	$703,842	$112,018	$625	$16,084	$832,569
Common stock issued	4	4	—	—	—	—	9,236	—	9,244	—	—	—	9,244
Offering costs	—	—	—	—	—	—	23	—	23	—	—	—	23
Distribution reinvestment	2	5	—	—	—	—	8,381	—	8,388	—	—	—	8,388
Common stock repurchased	(17)	(12)	—	—	(4)	—	(35,373)	—	(35,406)	—	—	—	(35,406)
Stock-based compensation	—	—	—	—	—	—	81	—	81	—	—	—	81
Net (loss) income	—	—	—	—	—	—	—	(2,497)	(2,497)	1,399	—	(42)	(1,140)
Distributions declared on common stock	—	—	—	—	—	—	—	(16,244)	(16,244)	—	—	—	(16,244)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,364)	—	(279)	(1,643)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	26,104	—	—	26,104
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(22)	3	(19)	—	—	—	(19)
Balance at March 31, 2026	$239	$571	$1	$—	$37	$—	$1,035,816	$(369,252)	$667,412	$138,157	$625	$15,763	$821,957

Three Months Ended March 31, 2025
	Par Value
	Common Stock Class S	Common Stock Class I	Common Stock Class D	Common Stock Class T	Common Stock Class C	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests in Consolidated Joint Ventures	Non- controlling Interests Attributable to Preferred Shareholders	Non- controlling interest attributable to OP Unitholders	Total Equity
Balance at December 31, 2024	$278	$142	$1	$—	$66	$—	$619,431	$(296,692)	$323,226	$18,911	$625	$—	$342,762
Common stock issued	3	187	—	—	—	—	208,376	—	208,566	—	—	—	208,566
Offering costs	—	—	—	—	—	—	118	—	118	—	—	—	118
Distribution reinvestment	2	1	—	—	—	—	3,430	—	3,433	—	—	—	3,433
Common stock repurchased	(11)	(13)	—	—	(10)	—	(35,754)	—	(35,788)	—	—	—	(35,788)
Stock-based compensation	—	—	—	—	—	—	81	—	81	—	—	—	81
Net (income) loss	—	—	—	—	—	—	—	2,811	2,811	120	—	—	2,931
Distributions declared on common stock	—	—	—	—	—	—	—	(11,999)	(11,999)	—	—	—	(11,999)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(292)	—	—	(292)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	11,982	—	—	11,982
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	7,455	(810)	6,645	—	—	—	6,645
Balance at March 31, 2025	$272	$317	$1	$—	$56	$—	$803,137	$(306,690)	$497,093	$30,721	$625	$—	$528,439
See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(1,140)	$2,931
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,062	13,135
Management fees	3,294	3,191
Amortization of above and below market leases and lease inducements, net	(344)	(326)
Amortization of restricted stock grants	81	81
Amortization of deferred financing costs	428	508
Amortization of upfront derivative acquisition costs	175	289
Realized gain on sale of Treasury Bonds	(779)	(373)
Accrued paid-in-kind interest	(137)	(232)
Realized loss on sale of derivatives	9	—
Realized gain on investments in real estate-related loans and securities	(194)	(48)
Unrealized gain on investments	(7,630)	(9,225)
Distributions of earnings from unconsolidated entities	—	661
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(36)	(153)
Upfront derivative acquisition costs	(110)	(26)
Payments for settlement of derivative contracts	(7,476)	—
Proceeds from settlement of derivative contracts	7,467	—
Decrease in other assets	720	284
Increase in accounts receivable, net	(1,298)	(1,315)
Decrease in accounts payable, accrued expenses and other liabilities	(438)	(1,629)
Increase in due to affiliates	383	859
Net cash provided by operating activities	7,037	8,612
Cash flows from investing activities
Acquisitions of real estate	(155,814)	—
Investment in unconsolidated entities	(553)	—
Purchases of real estate-related loans and securities	(20,870)	(114,439)
Funding of real estate-related loan commitments	—	(5,775)
Proceeds from sale of real estate-related loans and securities	14,288	—
Proceeds from principal repayments of real estate-related loans and securities	9,055	2,136
Capital improvements to real estate	(1,678)	(2,020)
Purchases of trading securities	(63,161)	(200,955)
Proceeds from sale of trading securities	128,689	165,229
Net cash (used in) investing activities	(90,044)	(155,824)
Cash flows from financing activities:
Borrowings from mortgage loans	84,000	23,700
Repayment of mortgage loans	(259)	(26,647)
Repayment of affiliate line of credit	—	(12,790)
Payment of deferred financing costs	(1,253)	(497)
Proceeds from issuance of common stock	5,588	204,346
Repurchases of common stock	(26,499)	(39,763)
Subscriptions received in advance	1,710	3,207
Payment of organizational and offering costs	(1,395)	(1,754)
Distributions to non-controlling interests	(1,364)	(292)
Contributions from non-controlling interests	26,104	11,982
Distributions	(8,276)	(7,623)
Net cash provided by financing activities	78,356	153,869
Net change in cash and cash-equivalents and restricted cash	(4,651)	6,657
Cash and cash-equivalents and restricted cash, beginning of period	46,445	24,307
Cash and cash-equivalents and restricted cash, end of period	$41,794	$30,964
See accompanying notes to Consolidated Financial Statements.

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents	$30,530	$18,352
Restricted cash	11,264	12,612
Total cash and cash equivalents and restricted cash	$41,794	$30,964

Supplemental disclosures:
Interest paid	$13,617	$13,963
Non-cash investing and financing activities:
Accrued distributions	$(48)	$942
Payable for unsettled purchase of trading securities	$—	$25,211
Receivable for unsettled sale of trading securities	$(4,872)	$—
Accrued stockholder servicing fee due to affiliate	$(120)	$(585)
Accrued offering costs	$115	$463
Accrued capital improvements	$—	$6
Accrued repurchases of common stock in accounts payable	$(13,226)	$(3,849)
Accrued repurchases of common stock in due to affiliates	$(3,263)	$(127)
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
(the “Operating Partnership” or the “OP”). Substantially all of the Company’s business is conducted through the Operating
Partnership. The Company and the Operating Partnership are externally managed by Brookfield REIT Adviser LLC (the
“Adviser”), an affiliate of Brookfield Asset Management Ltd. (together with its affiliates, “Brookfield”). The Company and the
Adviser have engaged Oaktree Fund Advisors, LLC (the “Sub-Adviser”), an affiliate of Oaktree Capital Management, L.P.
(“Oaktree”), to select and manage certain of the Company’s liquid assets, including certain real estate-related loans and securities. Brookfield holds a majority stake in Oaktree.
The Company is conducting a continuous public offering (the “Public Offering”) of its common stock pursuant to the Securities
Act of 1933, as amended (the “Securities Act”). On April 30, 2018, the Company launched its initial public offering of up to
$2.0 billion in shares of its common stock. On November 2, 2021, the initial public offering terminated and the Company commenced its second public offering of up to $7.5 billion in shares of common stock. On July 2, 2025, the second offering terminated and the Company commenced its third public offering of up to $7.5 billion of shares of its common stock, consisting of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan. As of March 31, 2026, the Company had received aggregate net proceeds of $1.0 billion from the sales of its common stock through its Public Offering.
Pursuant to the Public Offering, the Company is offering to the public any combination of four classes of shares of its common stock, Class S shares, Class I shares, Class D shares and Class T shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals the
Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Company intends to continue selling shares on a monthly basis.
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
In October 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, from private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific
Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of March 31, 2026, the Company had
received approximately $146.2 million of aggregate gross proceeds from the DST Program.
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
As of March 31, 2026, the Company owned 20 investments in real estate, 24 investments in real estate-related securities, three investments in real estate-related loans, two forward currency swaps related to investments in real estate-related loans and securities, four investments in unconsolidated real estate ventures and one forward currency swap related to investments in unconsolidated real estate ventures. The Company currently operates in six reportable segments: multifamily/student housing, office, logistics, single-family rental, net lease and real estate-related loans and securities. See Note 15 — “Segment Reporting”
to the Company’s Consolidated Financial Statements for financial results by segment.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-
Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended
December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”).
The Company consolidates all entities in which it retains a controlling financial interest through majority ownership or voting rights and entities that meet the definition of a variable interest entity (“VIE”) for which it is deemed to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the
VIE. The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities as its sole general partner. The Company also consolidates all
VIEs for which it is the primary beneficiary. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities are accounted for using the equity method of accounting. Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses. As of March 31, 2026, the total assets and liabilities of the Company’s consolidated VIEs were $520.6 million and $328.3 million, respectively, compared to $526.3 million and $329.0 million, respectively, as of December 31, 2025. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
As of March 31, 2026, the Company’s investments in real estate included two properties held by a DST whose DST Interests were sold as part of the DST Program. As of March 31, 2026, the total investments in real estate, net associated with the DST
Program was $263.7 million. As of December 31, 2025, the Company’s investments in real estate included two properties held by a DST whose DST Interests were sold as part of the DST Program. As of December 31, 2025, the total investments in real estate, net associated with the DST Program was $265.6 million. The Company has determined that each DST is a VIE and the
Company is the primary beneficiary of the VIE. As a result, each DST is included in the Company’s Consolidated Financial
Statements.

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the Consolidated Financial
Statements are reasonable and supportable based on the information available as of March 31, 2026.
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
The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the three months ended March 31, 2026 and year ended December 31,
2025, the Company did not recognize any impairment charges on its investments in real estate.
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of March 31,
2026 and December 31, 2025.
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
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. During the three months ended March 31, 2026 and 2025, income from trading securities was $0.6 million and $0.6 million, respectively.
Foreign Currency
In the normal course of business, the Company makes investments in real estate and real estate-related loans and securities outside the United States that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars (“USD”) at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Gains and losses from translation of foreign denominated transactions into USD are included in current results of operations as a component of
Gain from unconsolidated entities or Income from real estate-related loans and securities dependent upon the type of asset on the Company’s Consolidated Statements of Operations.
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
investments, changes in foreign currency exchange rates. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate and currency rate risk. These financial instruments may include interest rate swaps, cross currency swaps, and other derivative contracts. The Company recognizes all derivatives as either assets or liabilities in the accompanying Consolidated Balance Sheets and measures those instruments at fair value. For further details on the Company’s derivative instruments, see Note 11 — “Derivatives” to the
Company’s Consolidated Financial Statements.
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
Valuation of Assets and Liabilities Measured at Fair Value
The Company’s investments in real estate-related securities and trading securities are reported at fair value. The Company generally determines the fair value of its investments in real estate-related securities and trading securities by utilizing third-
party pricing service providers. In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. The inputs used in determining the Company’s real estate-related securities and trading securities reported at fair value are considered
Level 2 and Level 3.
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
The Company determines the fair value of the indebtedness of the equity method investments by modeling the cash flows required by the debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-
to-value ratios and credit profiles. After the fair value of the assets and liabilities are determined, the Company applies its ownership interest to the net asset value and reflects this amount as its equity method investment at fair value. The inputs used in determining the Company’s equity method investments carried at fair value are considered Level 3.
The Company’s carrying values of cash and cash equivalents, restricted cash, accounts receivable and other receivables, net, accounts payable, accrued liabilities and other liabilities approximate fair value because of the short-term nature of these instruments.
The following table details the Company’s assets and liabilities that are measured at fair value on a recurring basis ($ in thousands):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related loans and securities	$—	$56,870	$5,141	$62,011	$—	$50,863	$5,170	$56,033
Investments in unconsolidated entities	—	—	173,345	173,345	—	—	167,788	167,788
Trading securities	—	4,685	—	4,685	—	83,487	—	83,487
Derivatives	—	3,146	—	3,146	—	1,553	—	1,553
Derivatives related to investments in real estate-related securities	—	29	—	29	—	—	—	—
Total assets	$—	$64,730	$178,486	$243,216	$—	$135,903	$172,958	$308,861
Liabilities:
Derivatives	$—	$751	$—	$751	$—	$2,342	$—	$2,342
Derivatives related to investments in real estate-related securities	—	—	—	—	—	3	—	3
Total liabilities	$—	$751	$—	$751	$—	$2,345	$—	$2,345
The following table details the Company’s assets that are measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in real estate-related loans and securities	Investments in unconsolidated entities	Total Assets
Balance as of December 31, 2025	$5,170	$167,788	$172,958
Contributions of equity into unconsolidated entities	—	553	553
Included in net income:
Unrealized (loss) gain	(29)	6,746	6,717
Loss on foreign currency translation	—	(1,742)	(1,742)
Balance as of March 31, 2026	$5,141	$173,345	$178,486

The following tables contain the quantitative inputs and assumptions that are used to determine fair value for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$173,345	Discounted cash flow	Discount rate	8.1%	Decrease
			Exit capitalization rate	5.6%	Decrease
Investments in real estate-related loans and securities	$5,141	Discounted cash flow	Discount rate	15.4%	Decrease

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$167,788	Discounted cash flow	Discount rate	8.2%	Decrease
			Exit capitalization rate	5.6%	Decrease
Investments in real estate-related loans and securities	5,170	Discounted cash flow	Discount Rate	15.1%	Decrease
Valuation of Assets Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. As of March 31, 2026, the Company had no impaired assets that are measured at fair value on a nonrecurring basis.
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of
March 31, 2026, the fair value of the Company’s mortgage loans and other indebtedness was approximately $18.3 million below the outstanding principal balance.
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
For the three months ended March 31, 2026 and 2025, the Company recognized income tax expense of $0.1 million and an immaterial amount, respectively, related to its TRSs within General and administrative on the Company’s Consolidated
Statements of Operations.
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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three months ended March 31, 2026 and 2025, there were no dilutive participating securities.
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
The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price and ongoing stockholder servicing fees of 0.25% per annum of the aggregate NAV for outstanding Class D shares with a limit of up to, in the aggregate, 8.75% of the gross proceeds from such shares. There are no upfront selling commissions, dealer manager fees or ongoing stockholder servicing fees with respect to Class I shares. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Public Offering, which provide, among other things, for the re-
allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company accrues the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold, which is recorded as a component of Due to affiliates in the Company’s Consolidated Balance Sheets.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”), issued ASU 2024-03, Income Statement – Reporting
Comprehensive Income – Expenses Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3)
depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. A relevant expenses caption is an expense caption presented on the face of the income statement within continuing operations that contain any of the expense categories listed. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.
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
On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (the “OBBBA”). The
OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the
OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. These included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers as well as the permanent extension of the limitation on non-
corporate taxpayers using “excess business losses” to offset other income. The OBBBA also increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets.
In November 2025, the FASB issued ASU 2025-08 Financial Instruments — Credit Losses (Topic 326): Purchased Loans,
which related to accounting for purchased loans. The amendments in this update require that purchased seasoned loans be accounted for using the gross-up approach, which will enhance comparability and consistency in the accounting for acquired financial assets. The gross-up approach requires an allowance for expected credit losses to be recorded with an offsetting gross-
up adjustment to the purchase price of the acquired financial asset. This update is effective for annual periods beginning after
December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. The Company plans to adopt this pronouncement for the fiscal year beginning January 1, 2027, and does not expect it to have a material effect on
Company’s Consolidated Financial Statements.
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
3. Investments in Real Estate
As of March 31, 2026 and December 31, 2025, the Company’s investments in real estate, net, consisted of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Building and building improvements	$1,469,174	$1,381,035
Land and land improvements	368,312	310,300
Tenant improvements	28,990	29,566
Furniture, fixtures and equipment	46,554	46,121
Total	1,913,030	1,767,022
Accumulated depreciation	(195,952)	(183,636)
Investments in real estate, net	$1,717,078	$1,583,386
Acquisitions
During the three months ended March 31, 2026, the Company acquired $155.8 million of real estate investments, which was comprised of one logistics property. During the year ended December 31, 2025, the Company acquired $32.1 million of real estate investments, which was comprised of 120 single-family rental properties.

The following table provides further details of the properties acquired during the three months ended March 31, 2026 and year ended December 31, 2025 ($ in thousands):

Investment	Ownership Interest	Location	Segment	Acquisition Date	Units/ Square Feet	Purchase Price(1)
Single-Family Rentals	100%	Various	Single-Family Rentals	November 2025	120	$32,146
34 Market Street	100%	Everett, MA	Logistics	March 2026	221,856	155,814
Total						$187,960

(1)	Purchase price is inclusive of closing costs.
The following table summarizes the purchase price allocation of the properties acquired during the three months ended
March 31, 2026 and year ended December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Building and building improvements	$87,427	$15,584
Land and land improvements	57,942	16,562
In-place lease intangibles	8,773	—
Lease origination costs	5,587	—
Below-market lease intangibles	(3,915)	—
Total purchase price(1)	$155,814	$32,146

(1)	Purchase price is inclusive of closing costs.
Dispositions
During the three months ended March 31, 2026 and year ended December 31, 2025, the Company had no dispositions.
4. Investments in Unconsolidated Entities
The Company holds four investments in unconsolidated joint ventures that it has elected to account for using the FVO, as the
Company’s ownership interests in the joint ventures do not meet the requirements for consolidation. Each of the investments are considered to be VIEs.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	March 31, 2026
Investment	Segment	Number of Properties	Ownership Interest	Fair Value
Principal Place	Net Lease	1	20%	$93,041
U.S. Diversified Logistics Portfolio I(1)	Logistics	72	19%	63,717
U.S. Diversified Logistics Portfolio II(1)	Logistics	31	19%	16,587
The Avery(2)	Multifamily	1	2%	—
Total unconsolidated entities carried at fair value		105		$173,345

	December 31, 2025
Investment	Segment	Number of Properties	Ownership Interest	Fair Value
Principal Place	Net Lease	1	20%	$91,986
U.S. Diversified Logistics Portfolio I(1)	Logistics	72	19%	60,055
U.S. Diversified Logistics Portfolio II(1)	Logistics	31	19%	15,747
The Avery(2)	Multifamily	1	2%	—
Total unconsolidated entities carried at fair value		105		$167,788

(1)
See Note 10 — “Related Party Transactions - Assignments of Limited Partnership Interest from Brookfield Affiliate” for further information regarding the Company’s limited partnership interests in the U.S. Diversified Logistics Portfolio I and the U.S. Diversified
Logistics Portfolio II.

(2)
In December 2023, the Company acquired a 2% equity interest in The Avery, a condo and multifamily property located in San
Francisco, California (“The Avery”), through an indirect interest in a joint venture that owns the property. The Company did not pay any consideration for its interest, which was granted to the Company by the borrower on the Company’s investments in The Avery
Senior Loan (“The Avery Senior Loan”) and The Avery Mezzanine Loan (“The Avery Mezzanine Loan”). As of March 31, 2026 and
December 31, 2025, the fair value of the Company’s equity interest in The Avery was zero.

The following table details the Company’s gain from unconsolidated entities ($ in thousands):

		Three Months Ended March 31,
Investment	Segment	2026	2025
Principal Place	Net Lease	$2,736	$1,356
U.S. Diversified Logistics Portfolio I	Logistics	3,108	7,762
U.S. Diversified Logistics Portfolio II	Logistics	840	—
The Avery	Multifamily	—	—
Total gain from unconsolidated entities, net		$6,684	$9,118
The following tables provide the combined summarized financial information of our unconsolidated entities as of the dates and for the periods set forth below ($ in thousands):

Balance Sheets:	March 31, 2026	December 31, 2025
Total assets	$2,130,573	$2,147,382
Total liabilities	1,408,917	1,420,923

Brookfield REIT’s share of net equity	142,545	143,520
Adjustments to arrive at fair value	30,800	24,268
Total investments in unconsolidated entities	$173,345	$167,788

	Three Months Ended March 31,
Income Statements:	2026	2025
Total revenues	$35,010	$28,704
Net loss	(1,033)	(3,083)

Brookfield REIT’s share of net loss	(202)	$(617)
Adjustments to arrive at fair value	6,886	9,735
Total gain from unconsolidated entities	$6,684	$9,118

5. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following as of March 31, 2026 and December 31, 2025 ($ in thousands):

Intangible assets:	March 31, 2026	December 31, 2025
In-place lease intangibles	$37,360	$28,587
Lease origination costs	17,107	11,983
Tax intangibles	5,249	5,249
Above-market lease intangibles	114	114
Total intangible assets	59,830	45,933
Accumulated amortization:
In-place lease intangibles	$(7,221)	$(6,797)
Lease origination costs	(4,675)	(4,713)
Tax intangibles	(2,850)	(2,681)
Above-market lease intangibles	(77)	(73)
Total accumulated amortization	(14,823)	(14,264)
Intangible assets, net	$45,007	$31,669

Intangible liabilities:
Below-market lease intangibles	$(32,789)	$(28,873)
Accumulated amortization	5,778	5,429
Intangible liabilities, net	$(27,011)	$(23,444)
The weighted average amortization periods of the Company’s intangible assets is 147 months and intangible liabilities is 206 months.
As of March 31, 2026, the estimated future amortization of the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2026 (remaining)	$1,706	$14	$1,729	$(1,242)
2027	2,179	7	2,220	(1,651)
2028	2,096	5	1,778	(1,651)
2029	2,046	5	1,580	(1,651)
2030	2,040	6	1,495	(1,651)
2031	2,014	—	1,405	(1,651)
Thereafter	18,058	—	4,624	(17,514)
Total	$30,139	$37	$14,831	$(27,011)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Real estate-related securities	$62,011	$56,033
Real estate-related loans	36,479	45,023
Derivative assets related to investments in real estate-related securities	29	—
Derivative liabilities related to investments in real estate-related securities	—	(3)
Total investments in real estate-related loans and securities	$98,519	$101,053
The Company’s investments in real estate-related securities consist of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and cross currency forward contracts related to its investments in real estate related securities.
The following tables detail the Company’s investments in real estate-related loans and securities as of March 31, 2026 and
December 31, 2025 ($ in thousands):

	March 31, 2026
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/ Allowance Adjustment (3)	Carrying Amount
Investments held at fair value
CMBS - floating	10	SOFR + 3.48%	March 2028	$36,265	$33,485	$34,977
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	5,140
RMBS - fixed	10	4.69%	June 2029	22,193	21,828	21,894
Cross currency forward contracts	1	N/A	April 2026	—	—	29
Total investments held at fair value	25	5.75%	February 2028	$81,871	$75,963	$62,040

Investments held at amortized cost
Real estate-related loans - fixed	3	9.92%	May 2028	41,050	(4,571)	36,479
Total investments held at amortized cost	3	9.92%	May 2028	$41,050	$(4,571)	$36,479

Total investments in real estate-related loans and securities	28	7.14%	March 2028	$122,921	$71,392	$98,519

	December 31, 2025
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/ Allowance Adjustment (3)	Carrying Amount
Investments held at fair value
CMBS - floating	7	SOFR+3.91%	May 2027	$28,765	$25,985	$27,133
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	5,170
RMBS - floating	2	SOFR+1.76%	August 2030	2,499	2,501	2,504
RMBS - fixed	8	4.71%	January 2036	21,492	21,000	21,226
Cross currency forward contracts	1	N/A	January 2026	—	—	(3)
Total investments held at fair value	22	5.85%	October 2029	$76,169	$70,136	$56,030

Investments held at amortized cost
Real estate-related loans - floating	1	SOFR+8.15%	June 2026	$7,044	$—	$7,044
Real estate-related loans - fixed	3	9.92%	May 2028	42,013	(4,034)	37,979
Total investments held at amortized cost	4	10.22%	January 2028	$49,057	$(4,034)	$45,023

Total investments in real estate-related loans and securities	26	7.56%	February 2029	$125,226	$66,102	$101,053

(1)	As of March 31, 2026 and December 31, 2025, the U.S. Dollar denominated Secured Overnight Financing Rate (“SOFR”) was equal to 3.68% and 3.87%, respectively.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
(3)	Adjustments include the cumulative provision for current expected credit losses, unamortized fee income, and a foreign currency translation adjustment attributable to real estate-related loans.
During the three months ended March 31, 2026, the Company recorded net realized and unrealized gains on its investments in real estate-related securities of $0.3 million. During the three months ended March 31, 2025, the Company recorded net realized and unrealized gains on its investments in real estate-related securities of $0.3 million. Such amounts are recorded as components of Income from real estate-related loans and securities on the Company’s Consolidated Statements of Operations.
The Company has recorded a provision for current expected credit losses related to certain of its real estate-related loans that are classified as held for investment and are recorded at amortized cost. For the three months ended March 31, 2026 and 2025, the Company did not recognize any adjustments to its estimated credit loss. The cumulative allowance adjustment is based on the expected timing of loan repayments, forecasted cash flows from the underlying collateral, and the current macroeconomic environment. The Company estimates its credit loss allowance primarily using the discounted cash flow method based on projected future principal cash flows for each individual loan. As of March 31, 2026 and 2025, the cumulative allowance for estimated credit loss was $3.5 million and $2.9 million, respectively, and is included in Investments in real estate-related loans and securities, net on the Company’s Consolidated Balance Sheets. There have been no write-offs related to the Company’s investments in real estate-related loans.

7. Accounts and Other Receivables and Other Assets
The following tables summarize the components of Accounts and other receivables and Other assets in the Company’s
Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Straight-line rent receivables	$7,955	$7,538
Receivables from unsettled sales of trading securities	4,872	—
Accounts receivable	3,927	2,677
Interest receivable	1,102	1,476
Total accounts and other receivables	$17,856	$11,691

	March 31, 2026	December 31, 2025
Trading securities	$4,685	$83,487
Derivative instruments	3,146	1,553
Prepaid expenses	2,220	2,951
Other	525	514
Total other assets	$10,576	$88,505
8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of Accounts payable, accrued expenses and other liabilities in the Company’s
Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Stock repurchases payable	$13,226	$4,310
Accounts payable and accrued expenses	10,354	10,254
Distributions payable	5,400	5,448
Tenant security deposits	4,165	4,171
Real estate taxes payable	3,293	4,261
Accrued interest expense	1,863	1,783
Prepaid rent	1,513	1,304
Derivative instruments	751	2,342
Payable for unsettled purchase of trading securities	—	8,978
Total accounts payable, accrued expenses and other liabilities	$40,565	$42,851

9. Mortgage Loans, Secured Credit Facilities and Affiliate Line of Credit
The following table summarizes the components of total indebtedness, net as of March 31, 2026 and December 31, 2025 ($ in
thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2026	December 31, 2025
Fixed rate loans:
Fixed rate mortgages	4.06%	October 2030	N/A	$500,420	$500,420
Total fixed rate loans				500,420	500,420
Variable rate loans:
Variable rate mortgages (3)	SOFR+1.68%	November 2028	N/A	563,302	479,561
Secured Credit Facility(4)	SOFR+2.75%	May 2026	$250,000	—	—
SFR Secured Credit Facility(5)	SOFR+1.85%	April 2029	$185,000	129,973	129,973
Affiliate Line of Credit(6)	SOFR+2.25%	November 2026	$125,000	—	—
Total variable rate loans				693,275	609,534
Total indebtedness				1,193,695	1,109,954
Deferred financing costs, net				(7,502)	(6,447)
Total indebtedness, net				$1,186,193	$1,103,507

(1)	As of March 31, 2026 and December 31, 2025, SOFR was 3.68% and 3.87%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
(3)	Includes a $48.7 million mortgage which matures in December 2026 and a $279.3 million mortgage which matures in March 2027. Management intends to extend or refinance the mortgages prior to maturity.
(4)	The maturity date of the Secured Credit Facility (defined below) was extended to May 2027 pursuant to the exercise of the final extension option available under the agreement.
(5)	As of March 31, 2026, borrowings on the SFR Secured Credit Facility (defined below) were secured by the single-family rental portfolio.
(6)
Borrowings under the Affiliate Line of Credit (defined below) bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of March 31, 2026 ($ in thousands):

Year	Amount(1)
2026 (remaining)	$49,570
2027	280,532
2028	117,889
2029	384,428
2030	86,392
2031	42,884
Thereafter	232,000
Total	$1,193,695

(1)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
The mortgage loans and Secured Credit Facilities are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include debt yield, and debt service coverage, among others. As of March 31, 2026, the Company is in compliance with all of its loan covenants that could result in a default under such agreements.

Mortgage Loans
During the three months ended March 31, 2026, the Company obtained a $84.0 million variable-rate mortgage loan in connection with the acquisition of a logistics property. During the year ended December 31, 2025, the Company obtained a
$23.7 million fixed-rate mortgage loan in connection with the refinancing of an office property and a $81.0 million fixed-rate mortgage loan from an affiliate of the Adviser in relation to a property held through the DST Program. The Company also obtained a $62.0 million floating-rate mortgage loan secured by five logistics properties. During the three months ended
March 31, 2026, the Company repaid $0.3 million of mortgage loans related to principal amortization. During the year ended
December 31, 2025, the Company repaid $107.0 million of mortgage loans, including full repayments of an $80.0 million mortgage loan secured by a multifamily property and a $26.5 million mortgage loan secured by an office property.
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
During the three months ended March 31, 2026 and year ended December 31, 2025, there were no borrowings on the credit facility.
SFR Secured Credit Facility
In April 2025, the Company entered into a credit agreement with a lender (the “SFR Secured Credit Facility”) providing for a secured credit facility to be used for the acquisition or refinancing of the Company’s single-family rental properties.
Borrowings on the SFR Secured Credit Facility are secured by single-family rental properties owned by the Company. The facility has a total capacity of $185.0 million, of which $50.0 million is uncommitted but may be drawn for future acquisitions of single-family rental properties. The SFR Secured Credit Facility bears interest at a rate of SOFR plus 1.85% and has a maturity date of April 2028, with a one-year extension option. As of March 31, 2026 and December 31, 2025, there were
$130.0 million of outstanding borrowings on the SFR Secured Credit Facility.
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
As of March 31, 2026 and December 31, 2025, there were no outstanding borrowings on the Affiliate Line of Credit.
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

The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock or units of the
Operating Partnership. To date, the Adviser has elected to receive the management fee in Class I and Class E shares of the
Company’s common stock. During the three months ended March 31, 2026 and 2025, management fees earned by the Adviser were $3.3 million and $3.2 million, respectively.
During the three months ended March 31, 2026, the Company issued 316,373 unregistered Class I shares of common stock to the Adviser for the payment of management fees earned from December 2025 through February 2026. The Company also had an accrued payable of $1.1 million related to the management fee as of March 31, 2026, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During April 2026, the Adviser was issued 105,505 unregistered Class I shares as payment for the $1.1 million management fee accrued as of March 31, 2026.
The Adviser is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and
Class T shares of common stock (no performance fee is paid on the Class E shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory
Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or units of the Operating Partnership. In addition, the Operating Partnership will pay the Adviser a performance fee with respect to certain classes of units held by parties other than the Company paid annually in an amount equal to 12.5% of the total return, subject to a 5% hurdle amount and a high-water mark, with a catch-up. The Company did not recognize any performance fees during the three months ended
March 31, 2026 and 2025.
Repurchase of Adviser Shares
During the three months ended March 31, 2026, the Company repurchased 314,545 shares of Class I common stock from the
Adviser outside of its share repurchase plan for total consideration of $3.3 million. During the three months ended March 31,
2025, the Company repurchased 244,646 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $2.6 million. The repurchases were related to shares that were previously issued to the Adviser as payment of management fees.
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
Dealer Manager Agreements
The Company has engaged the Dealer Manager, a registered broker-dealer affiliated with the Adviser, as the dealer manager for the Public Offering. The Company pays to the Dealer Manager selling commissions, dealer manager fees and stockholder servicing fees in connection with sales of the Company’s common stock in the Public Offering. The Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class S, Class T, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Public Offering, which provide, among other things, for the re-
allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.
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
Affiliate Loans to DST Properties
In September 2024 and July 2025, the Company entered into mortgage loan agreements with an affiliate of Brookfield for borrowings of $67.0 million and $81.0 million, respectively. The loans are secured by multifamily properties that are part of the
DST Program. Under the terms of the loan agreements, each loan has a ten-year term and a fixed interest rate of 4.2%. In connection with the financings, the DST Properties paid aggregate loan origination fees of $1.5 million to the Brookfield affiliate, which are included in Mortgage loans and secured credit facilities, net on the Company’s Consolidated Balance
Sheets. For the three months ended March 31, 2026 and 2025, the Company incurred $1.6 million and $0.7 million of interest expense related to these loans, respectively.
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
In February 2025, the Company was assigned the Brookfield affiliate’s interest in the U.S. Diversified Logistics Portfolio I. The
Company paid no consideration for the assignment of the interest in the investment. In connection with the assignment, the
Company assumed the assignor’s future funding obligation to the fund related to the investment. As of March 31, 2026, the
Company has funded $47.3 million of capital to the Brookfield-managed fund related to its share of the investment.
In June 2025, the Company was assigned the Brookfield affiliate’s interest in the U.S. Diversified Logistics Portfolio II. The assignment was concurrent with the Brookfield-managed fund’s acquisition of the investment. In connection with the assignment, the Company assumed the assignor’s future funding obligation to the fund related to the investment. As of
March 31, 2026, the Company has funded $14.7 million of capital to the Brookfield-managed fund related to its share of the investment.

Real Estate-Related Loans and Securities Collateralized by Properties Owned by Brookfield Affiliates
The Company’s investments in real estate-related loans and securities include certain loans and securities that are collateralized by properties owned by other Brookfield-advised investment vehicles. The Company acquired such loans and securities from third parties on market terms. The Company has forgone all non-economic rights under these loans and securities, including voting rights, so long as the Brookfield-advised investment vehicles either owns the properties collateralizing the underlying loans or has an interest in a different part of the capital structure of such loan or security.
The following table details the Company’s investments in real estate-related loans and securities that are collateralized by properties owned by other Brookfield-advised investment vehicles ($ in thousands):

	Fair Value		Income
	As of	As of	Three Months Ended March 31,
	March 31, 2026	December 31, 2025	2026	2025
CMBS	$9,094	$8,997	$270	$109
Real estate-related loan	—	—	—	2,312
Total	$9,094	$8,997	$270	$2,421
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Operating Partnership units in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021. The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the
Company and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating
Partnership units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating
Partnership below $50.0 million. Pursuant to the terms of the Repurchase Arrangement, the Brookfield Investor may cause the
Company to repurchase its shares and or the Operating Partnership to repurchase its Operating Partnership units (above the
$50.0 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Public Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. During the three months ended March 31, 2026, the Company and the
Operating Partnership did not repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the
Brookfield Repurchase Arrangement. As of March 31, 2026, the aggregate value of the Brookfield Investor’s shares and units that are subject to the Brookfield Repurchase Arrangement was $153.7 million.
Brookfield Investor Subscriptions
From time to time, the Brookfield Investor may subscribe for shares of the Company’s common stock or units of the Operating
Partnership. Each issuance is made at the same transaction price and subject to the same fees as shares or units sold in the
Public Offering or private offerings, as applicable. On December 1, 2021 and January 3, 2022, the Brookfield Investor
subscribed for $45.0 million and $38.0 million, respectively, of Class E units of the Operating Partnership. On April 3, 2023 and May 1, 2023, the Brookfield Investor subscribed for $10.0 million and $8.0 million, respectively, of Class I shares of the
Company’s common stock. The shares and units held by the Brookfield Investor related to these subscriptions are not subject to the Brookfield Repurchase Arrangement, but the Brookfield Investor may request the Company or Operating Partnership repurchase its shares or units, in whole or in part, subject to the terms and conditions of the Company’s share repurchase plan or the Operating Partnership’s limited partnership agreement, respectively. On December 31, 2024, the Brookfield Investor submitted a repurchase request for $7.1 million through the Company’s share repurchase plan, which was paid in January 2025.
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
The following table summarizes the Company’s affiliate service provider expenses for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Property management fees(1)	$864	$861
Single-family rental leasing, maintenance and turnover oversight fees(1)	217	221
Capitalized construction management fees(2)	41	—
Capitalized single-family rental renovation oversight fees(2)	—	—
Reimbursed personnel costs(3)	2,279	2,148
Total	$3,401	$3,230

(1)	Included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company’s Consolidated Balance Sheets.
(3)
For the three months ended March 31, 2026, $2.0 million is included in Rental property operating expenses and $0.3 million is included in General and administrative expenses on the Company’s Consolidated Statements of Operations. For the three months ended
March 31, 2025, $1.6 million is included in Rental property operating expenses and $0.5 million is included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

Captive Insurance Company
Obsidian Mutual IC (“Obsidian”), a Brookfield affiliate, provides property insurance for certain of the Company’s properties.
For the three months ended March 31, 2026 and 2025, the Company incurred $0.1 million and an insignificant amount for insurance premiums provided by Obsidian.
Onyx Mutual Insurance IC (“Onyx”), a Brookfield affiliate, provides liability insurance for certain of the Company’s properties. For the three months ended March 31, 2026 and 2025, the Company incurred $0.1 million and an insignificant amount for insurance premiums provided by Onyx.
Argo Re. Ltd. (“Argo”), a Brookfield affiliate, provides excess property insurance for certain of the Company’s properties. For the three months ended March 31, 2026 and 2025, the Company incurred an insignificant amount and nil for insurance premiums paid to Argo.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), a Brookfield affiliate, provides title insurance for certain of the Company’s properties.
Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with the Company acquiring or financing its properties. For the three months ended March 31, 2026 and 2025, the Company incurred $0.1 million and an insignificant amount for title services provided by Horizon.
Terrorism Insurance Provider
Liberty IC Casualty LLC (“Liberty”), a Brookfield affiliate, provides terrorism insurance for certain of the Company’s properties. For the three months ended March 31, 2026 and 2025, the Company incurred an insignificant amount for insurance premiums provided by Liberty IC Casualty LLC.
On March 31, 2025, Obsidian, started providing terrorism insurance for certain of the Company's properties. For the three months ended March 31, 2026, the Company incurred an insignificant amount for insurance premiums paid to Obsidian.

Submetering Services
Metergy, a Brookfield affiliate, provides submetering services to certain of the Company’s properties. For the three months ended March 31, 2026 and 2025, the fee incurred by the Company was an insignificant amount.
Due to Affiliates
The following table details the amounts due to affiliates as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Accrued stockholder servicing fee	$12,279	$12,937
Advanced organization and offering costs	3,615	4,295
Stock repurchase payable to the Adviser for management fees	3,263	3,271
Other(1)	3,555	3,221
Accrued management fee	1,094	1,088
Accrued affiliate service provider expenses	1,853	1,831
OP units distributions payable	100	193
Total	$25,759	$26,836

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.
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
The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk ($ in thousands):

	March 31, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike Price	Index	Weighted Average Maturity (Years)
Interest rate caps - property debt	6	$618,111	4.85%	SOFR	0.7
Interest rate swaps - property debt	2	184,000	3.56%	SOFR	2.5
Total	8	$802,111	4.56%		1.1

	December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike Price	Index	Weighted Average Maturity (Years)
Interest rate caps - property debt	6	$618,111	5.20%	SOFR	0.4
Interest rate swaps - property debt	1	100,000	3.70%	SOFR	0.7
Total	7	$718,111	4.99%		0.5
Foreign Currency Forward Contracts
Certain of the Company’s international investments, within Investments in real estate-related securities, net and Investments in unconsolidated entities on the Company’s Consolidated Balance Sheets, expose it to fluctuations in foreign currency exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of its functional currency.
The Company uses foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows.
The following tables detail the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (£ in thousands):

	March 31, 2026
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount
Cross currency swap - investments in unconsolidated entities	1	£63,400
Cross currency swap - investments in real estate-related securities, net	1	£24,250
Foreign currency forward contract - investments in real estate-related securities, net	1	£1,383

	December 31, 2025
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount
Cross currency swap - investments in unconsolidated entities	1	£63,400
Cross currency swap - investments in real estate-related securities, net	1	£29,250
Foreign currency forward contract - investments in real estate-related securities, net	1	£1,383
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

		Fair Value of Derivatives in an Asset Position		Fair Value of Derivatives in a Liability Position
Type of Derivative	Financial Statement Line	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Interest rate derivatives	Other assets/accounts payable, accrued expenses and other liabilities	$1,217	$549	$20	$134
Cross currency swap - investment in unconsolidated entities	Other assets/accounts payable, accrued expenses and other liabilities	393	—	—	1,336
Cross currency swaps - real estate related loans and securities, net	Other assets/accounts payable, accrued expenses and other liabilities	1,536	1,004	731	872
Foreign currency forward contract	Investments in real estate-related loans and securities, net	29	—	—	3
Total		$3,175	$1,553	$751	$2,345

The following table details the effect of the Company’s derivative financial instruments in the Company’s Consolidated
Statements of Operations ($ in thousands):

		For the Three Months Ended March 31,
Type of Derivative	Financial Statement Line (1)	2026	2025
Interest rate caps - property debt	Other income, net	$60	$32
Interest rate swaps - property debt	Other income, net	783	(423)
Interest rate swaps - investments in real estate-related securities	Income from real estate-related loans and securities	—	85
Foreign currency forward contracts	Income from real estate-related loans and securities	36	—
Cross currency swaps - investments in unconsolidated entities	Gain from unconsolidated entities	1,681	(2,538)
Cross currency swaps - real estate related loans and securities, net	Income from real estate-related loans and securities	930	—
Total		$3,490	$(2,844)

(1)	Activity is reported as net realized/unrealized gain (loss).
12. Stockholders’ Equity and Redeemable Non-controlling Interests
Authorized Capital
The Company is authorized to issue preferred stock and six classes of common stock, consisting of Class S shares, Class I shares, Class T shares, Class D shares, Class C shares and Class E shares. The Company’s board of directors has the ability to establish the preferences and rights of each class or series of preferred stock, without stockholder approval, and as such, it may afford the holders of any series or class of preferred stock preferences, powers and rights senior to the rights of holders of common stock. The differences among the common share classes relate to upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance fees. Refer to Note 2 — “Summary of Significant
Accounting Policies” to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for
the year ended December 31, 2025, for a further description of such items. Other than the differences in upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance fees, each class of common stock is subject to the same economic and voting rights.

Classification	No. of Authorized Shares (in thousands)	Par Value Per Share
Preferred stock	50,000	$0.01
Class S common stock	225,000	$0.01
Class I common stock	250,000	$0.01
Class D common stock	100,000	$0.01
Class T common stock	225,000	$0.01
Class C common stock	100,000	$0.00
Class E common stock	100,000	$0.00
	1,050,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock for the three months ended
March 31, 2026 (in thousands):

	Three Months Ended March 31, 2026
	Class S	Class I	Class D	Class T	Class C	Class E	Total
December 31, 2025	24,982	57,394	98	20	6,156	3,948	92,598
Common stock issued(1)	442	425	1	—	25	—	893
Distribution reinvestment	194	546	—	1	—	69	810
Common stock repurchased	(1,735)	(1,276)	(4)	—	(420)	(10)	(3,445)
March 31, 2026	23,883	57,089	95	21	5,761	4,007	90,856

(1)	Includes conversions between share classes.

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
The following table details the aggregate net distributions declared for each applicable class of common stock for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2159	$0.2159	$0.2159	$0.2159	$0.2159	$0.2159
Stockholder servicing fee per share of common stock	(0.0215)	—	(0.0064)	(0.0218)	—	—
Management fee per share of common stock	(0.0362)	(0.0365)	(0.0368)	(0.0368)	(0.0355)	—
Net distributions declared per share of common stock	$0.1582	$0.1794	$0.1727	$0.1573	$0.1804	$0.2159
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders will have their cash distributions attributable to the shares they own automatically reinvested in additional shares of common stock; provided, however, that clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan and stockholders that are residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to participate in the distribution reinvestment plan. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued pursuant to the distribution reinvestment plan. During the three months ended March 31,
2026 and 2025, $8.4 million and $3.4 million of distributions were reinvested for 809,582 and 315,093 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purposes. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and an annual dividend payable ranging between 12.0% and 12.5%. As of March 31, 2026, there were $625,000 of preferred non-voting shares outstanding.

Non-controlling Interests Attributable to Operating Partnership Unitholders
On November 13, 2025, the Operating Partnership issued $16.3 million of Class I-1 units to third-party limited partners as consideration for the acquisition of real estate. Each limited partner has the right, subject to certain restrictions, to request that the Operating Partnership redeem all or a portion of their units for cash, shares of the Company’s common stock, or a combination of both. The Operating Partnership's general partner, a wholly-owned subsidiary of the Company, in its sole discretion, can decide to redeem all, a portion, or none of the limited partner’s redemption request, and can do so in cash or shares. Because the limited partners do not have the ability to force the Operating Partnership to redeem their units, the
Company has classified their interests in the Operating Partnership as Non-controlling interests attributable to OP unitholders on the Company’s Consolidated Balance Sheets.
Redeemable Non-controlling Interests
The Brookfield Investor holds Class E units, and previously Class I-1 units, of the Operating Partnership in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021 and subsequent cash contributions to the
Operating Partnership pursuant to the Brookfield Subscription Agreement. Because the Brookfield Investor has the ability to redeem its Operating Partnership units for shares of common stock or cash, subject to certain restrictions, the Company has classified the units held by the Brookfield Investor as Redeemable non-controlling interest in mezzanine equity on the
Company’s Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period.
The following table summarizes the Redeemable non-controlling interest activity for the three months ended March 31, 2026 and
2025 ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of the period	$960	$302,743
Distributions	(19)	(5,069)
Distributions reinvested	20	5,045
GAAP net (loss) income allocation	(3)	810
Fair value allocation	22	(7,455)
Ending balance	$980	$296,074
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
In addition, the total amount of shares that the Company will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of its aggregate
NAV attributable to its stockholders as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of the Company’s aggregate NAV attributable to its stockholders as of the last day of the previous calendar quarter. The Company measures the repurchase limitations based on net repurchases during a month or quarter. The term “net repurchases” means, during the applicable period, the excess capital outflows over capital inflows. The term “capital outflows” means share repurchases under the Company’s share repurchase plan in a given period. The term
“capital inflows” means proceeds from share subscriptions received in a given period that are accepted as of the first calendar day of the next month, plus purchases pursuant to the Company’s distribution reinvestment plan. For any given calendar quarter, the maximum amount of repurchases during that quarter will be equal to (1) 5% of the aggregate NAV attributable to the Company’s stockholders as of the last calendar day of the previous calendar quarter, plus (2) capital inflows during such calendar quarter. The same would apply for a given month, except that repurchases in a month would be subject to the 2% limit described above (subject to potential carry-over capacity), and netting would be measured on a monthly basis.

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
During the three months ended March 31, 2026 and 2025, the Company repurchased 3,131,304 and 3,087,756 shares of common stock representing a total of $32.1 million and $33.2 million, respectively, under its share repurchase plan.
The Company satisfied all repurchase requests during the three months ended March 31, 2026 and 2025.
13. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.
As of March 31, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
The Company may, from time to time, enter into payment guarantees related to mortgage loans at its investments in unconsolidated entities. As of March 31, 2026, the Company has a payment guarantee of $1.6 million.
The Company has an unfunded capital commitment obligation related to its limited partnership interests in the U.S. Diversified
Logistics Portfolio I and the U.S. Diversified Logistics Portfolio II. As of March 31, 2026, the Company’s future capital funding requirement is estimated to be approximately $7.2 million.
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

	Three Months Ended March 31,
	2026	2025
Fixed lease payments	$30,940	$30,647
Variable lease payments	2,312	2,308
Total rental revenues	$33,252	$32,955

The following table details the undiscounted future minimum rents the Company expects to receive for its office, logistics, and net lease, properties as of March 31, 2026. The table below excludes the Company’s multifamily, student housing and single-
family rental properties as substantially all leases are shorter term in nature ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	$27,686
2027	36,579
2028	36,221
2029	34,551
2030	33,569
2031	31,825
Thereafter	132,932
Total	$333,363
15. Segment Reporting
As of March 31, 2026, the Company operates in six reportable segments: multifamily/student housing, office, logistics, single-
family rental, net lease and real estate-related loans and securities. Student housing has been combined with multifamily as the student housing investment does not meet materiality thresholds for a separate reportable segment. The Company continually evaluates the financial information used by the Company’s Chief Executive Officer, who is the chief operating decision maker
(“CODM”) in deciding how to allocate resources and in assessing performance. The CODM receives periodic reporting summarizing the Company’s portfolio of investments and related performance. These reports include information on the
Company’s allocation of assets by sector and investment type. The sectors identified in these reports are: multifamily/student housing, office, logistics, single-family rental, net lease and real estate-related loans and securities. The CODM uses segment net operating income (“Segment NOI”) as the primary financial measure when reviewing the portfolio performance. Segment
NOI is defined by the Company as total property revenue less direct property expenses plus income from real estate-related loans and securities adjusted for any losses from real estate-related loans and securities. Segment NOI is a non-GAAP measure, and is reconciled to the GAAP measure Net loss below.
Effective March 31, 2025, the Company allocated Gain from unconsolidated entities by segment as a component of Segment
NOI. The Company’s unconsolidated entities own real estate properties that operate in the Company’s reportable segments, and the CODM evaluates the performance of the underlying properties by segment in aggregate with the Company’s consolidated investments. Prior periods have been recast to reflect this change.
The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment NOI is the key performance metric that captures the unique operating characteristics of each segment.
The following table sets forth total assets by segment ($ in thousands):

	March 31, 2026	December 31, 2025
Multifamily/Student Housing	$978,056	$984,316
Office	34,382	34,997
Logistics	341,665	176,507
Single-Family Rental	210,317	211,813
Net Lease	411,198	411,962
Real estate-related loans and securities	98,519	101,053
Total assets for reportable segments	2,074,137	1,920,648
Other (Corporate)	30,038	109,889
Total assets	$2,104,175	$2,030,537

The following table sets forth the financial results by segment for the three months ended March 31, 2026 ($ in thousands):

	Multifamily/ Student Housing	Office	Logistics	Single- Family Rental	Net Lease	Real estate- related loans and securities	Total
Revenues:
Rental revenues	$20,082	$1,452	$2,401	$4,273	$5,044	$—	$33,252
Other revenues	2,802	—	—	208	12	—	3,022
Total revenues	22,884	1,452	2,401	4,481	5,056	—	36,274

Expenses:
Rental property operating	10,016	751	618	2,334	801	—	14,520
Total expenses	10,016	751	618	2,334	801	—	14,520
Income from real estate-related loans and securities	—	—	—	—	—	2,365	2,365
Gain from unconsolidated entities	—	—	3,948	—	2,736	—	6,684
Segment net operating income	$12,868	$701	$5,731	$2,147	$6,991	$2,365	$30,803

Other income, net							$1,516
Depreciation and amortization							(14,062)
General and administrative expenses							(2,095)
Management fee							(3,294)
Interest expense							(14,008)
Net loss							$(1,140)
Net income attributable to non-controlling interests in third party joint ventures							$(1,399)
Net loss attributable to redeemable non-controlling interests							3
Net loss attributable to non-controlling interest in the Operating Partnership							42
Net loss attributable to stockholders							$(2,494)
The following table sets forth the financial results by segment for the three months ended March 31, 2025 ($ in thousands):

	Multifamily/ Student Housing	Office	Logistics	Single- Family Rental	Net Lease	Real estate- related loans and securities	Total
Revenues:
Rental revenues	$20,803	$1,456	$1,970	$3,526	$5,200	$—	$32,955
Other revenues	2,379	2	3	170	11	—	2,565
Total revenues	23,182	1,458	1,973	3,696	5,211	—	35,520

Expenses:
Rental property operating	9,295	790	536	1,891	1,109	—	13,621
Total expenses	9,295	790	536	1,891	1,109	—	13,621
Income from real estate-related loans and securities	—	—	—	—	—	4,089	4,089
Gain from unconsolidated entities	—	—	7,762	—	1,356	—	9,118
Segment net operating income	$13,887	$668	$9,199	$1,805	$5,458	$4,089	$35,106

Other income, net							$220
Depreciation and amortization							(13,135)
General and administrative expenses							(1,544)
Management fee							(3,191)
Interest expense							(14,525)
Net income							$2,931
Net income attributable to non-controlling interests in third party joint ventures							$(120)
Net income attributable to redeemable non- controlling interests							(810)
Net income attributable to stockholders							$2,001

16. Subsequent Events
On May 12, 2026, the Company acquired a fully leased 120,000-square-foot powered shell data center in Sunnyvale, California for $90 million.

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
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q that are not historical facts, particularly those in the section entitled “Recent Developments – Business Outlook” and “Liquidity and Capital Resources”, are based on our current expectations, estimates, projections, opinions, and/or beliefs. Such statements are not facts and involve known and unknown risks, uncertainties, and other factors. Investors should not rely on these statements as if they were fact. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,”
“intend,” “continue,” “forecast,” or “believe” or the negatives thereof or other variations thereon or other comparable terminology. Due to various risks and uncertainties, including those described under Item 1A. Risk Factors in our Annual
Report on Form 10-K for the year ended December 31, 2025 and under Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, actual events or results or our actual performance may differ materially from those reflected or contemplated in such forward-looking statements. No representation or warranty is made as to future performance or such forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We do not undertake to revise or update any forward-looking statements.
Overview
We are a Maryland corporation formed on July 27, 2017 to invest in commercial real estate assets. We seek to invest in well-
located, high-quality real estate properties that generate strong current cash flow and could further appreciate in value through our proactive, best-in-class asset management strategies. Our real estate-related debt strategy seeks to achieve high current income and superior risk-adjusted returns, as well as provide a source of liquidity.
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
We are conducting a continuous public offering (the “Public Offering”) of Class S, Class I, Class D and Class T shares of our common stock pursuant to the Securities Act of 1933, as amended (the “Securities Act”). On April 30, 2018, we launched our initial public offering of up to $2.0 billion in shares of our common stock. On November 2, 2021, our initial public offering terminated, and we commenced our second public offering of up to $7.5 billion in shares of our common stock. On July 2,
2025, the second public offering terminated and we commenced our third public offering of up to $7.5 billion in shares of our common stock.
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

As of May 12, 2026, we have received cumulative net proceeds of $1.2 billion, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our common stock in our Public Offering and our private offerings.
We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019, and we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of March 31, 2026, we owned 20 investments in real estate, 24 investments in real estate-related securities, three investments in real estate-related loans, two forward currency swaps related to investments in real estate-related loans and securities, four investments in unconsolidated real estate ventures and one forward currency swap related to investments in unconsolidated real estate ventures. We currently operate in six reportable segments: multifamily/student housing, office, logistics, single-family rental, net lease and real estate-related loans and securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties or real estate-related loans.
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
We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We have not allocated specific amounts of the net proceeds from the DST Program for any specific purpose. As of March 31, 2026, we have raised approximately $146.2 million of aggregate gross proceeds from our DST Program.
Recent Developments
Business Outlook
Real estate fundamentals remain strong in most sectors, with vacancy rates at or below historical norms amidst steady tenant demand. Property valuations have largely stabilized and started to reflect the broader real estate recovery, anchored by increased transaction activity and availability of capital. Recent uncertainty regarding global geopolitical conflicts and U.S.
trade policy has contributed to increased volatility in public markets. While the potential impact on real estate is still uncertain, high-quality properties with strong operating cash flows and stable occupancy should remain resilient through a period of instability. Additionally, new construction starts have declined sharply in recent years due to higher development costs, which should lead to tightening fundamentals and further tailwinds for private real estate.
With this backdrop, we believe the current environment should present attractive investment opportunities to capture the impending real estate recovery. During the quarter, we acquired 34 Market Street, a fully-leased, Class-A logistics property in the Boston submarket for $156 million. We continue to see an active acquisition pipeline for high-quality real estate properties at attractive pricing and are well-positioned for further acquisition activity with $465.2 million of liquidity as of March 31,
2026.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.
Q1 2026 Highlights
Operating and Capital Raising Results:
•Year-to-date total returns through March 31, 2026, excluding upfront selling commissions, were 1.44% for Class S shares, 1.65% for Class I shares, 1.59% for Class D shares and 1.52% for Class T shares. Positive performance for the quarter was attributable to the net operating income generated by our highly-leased portfolio of investments, as well as property valuation gains in certain sectors, namely net lease and logistics. Total return is calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares.
•Annualized total returns from inception through March 31, 2026, excluding upfront selling commissions, were 5.27%
for Class S shares, 6.29% for Class I shares, -1.13% for Class D shares and 1.64% for Class T shares. Since inception returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued. Since inception returns for Class T shares are calculated from February 1, 2025, the date the first Class T shares were issued.
•Raised $5.9 million of gross proceeds from the sale of our common stock through public and private offerings during the three months ended March 31, 2026. Additionally, we raised $28.6 million through our DST Program during the quarter.
•Declared monthly net distributions totaling $16.2 million during the three months ended March 31, 2026. As of
March 31, 2026, the annualized net distribution rate was 6.14% for Class S shares, 6.92% for Class I shares, 6.59% for
Class D shares and 5.99% for Class T shares.
•Reinvested distributions of $8.4 million during the three months ended March 31, 2026.
Investing and Financing Activity:
•In March 2026, we acquired 34 Market Street, a 222,000-square-foot Class A warehouse and distribution facility in
Everett, Massachusetts, less than five miles from downtown Boston, for approximately $156 million. The asset is fully triple-net leased to an investment-grade tenant, with 12 years of remaining lease term and contractual annual rent increases.
Current Portfolio:
•As of March 31, 2026, our investment portfolio, based on the NAV of our investments, consisted of 90% real estate properties and 10% real estate-related loans and securities. NAV is measured as the fair value of our investments less any mortgages or debt obligations related to such investments. There is no indebtedness on our real estate-related debt investments.
•Our real estate properties as of March 31, 2026, based on the total asset value of our properties measured at fair value, consisted of multifamily (44%), net lease (20%), logistics (20%), single-family rental (9%), student housing (5%) and office (2%).
•As of March 31, 2026, our real estate-related loans and securities consisted of 27 investments with an aggregate fair value of $99.4 million.

Portfolio
Investments in Real Estate
The following table provides information regarding our portfolio of real estate properties as of March 31, 2026 ($ in millions):

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Multifamily	April 2019	90%	$59.2	448	93%
Arbors of Las Colinas	Dallas, TX	Multifamily	December 2020	90%	63.5	408	95%
1110 Key Federal Hill	Baltimore, MD	Multifamily	September 2021	100%	73.6	224	87%
Domain	Orlando, FL	Multifamily	November 2021	100%	74.1	324	94%
The Burnham	Nashville, TN	Multifamily	November 2021	100%	129.0	328	95%
Flats on Front	Wilmington, NC	Multifamily	December 2021	100%	97.5	273	95%
Verso	Beaverton, OR	Multifamily	December 2021	100%	74.0	172	96%
2626 South Side Flats	Pittsburgh, PA	Multifamily	January 2022	100%	90.0	264	95%
The Parker at Huntington Metro(5)	Alexandria, VA	Multifamily	March 2022	100%	136.0	360	95%
Briggs + Union(5)	Mount Laurel, NJ	Multifamily	April 2022	100%	158.0	490	97%
Single-Family Rentals	Various	Single-Family Rental	Various	100%	210.7	787	92%
Reflection	Atlanta, GA	Student Housing	June 2024	97%	116.0	741	85%
Principal Place(6)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	93%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
U.S. Diversified Logistics Portfolio I(7)	Various	Logistics	February 2025	19%	41.5	9,384,444	90%
U.S. Diversified Logistics Portfolio II(7)	Various	Logistics	June 2025	19%	14.4	1,926,759	94%
34 Market Street	Everett, MA	Logistics	March 2026	100%	155.4	221,856	100%
Total					$2,069.3

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
(4)
For multifamily and student housing investments, occupancy represents the percentage of all leased units divided by the total available units as of March 31, 2026. Single-family rentals occupancy represents all occupied homes divided by the total stabilized homes as of the date indicated. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of March 31, 2026.

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
(7)
Held through a limited partnership interest in a Brookfield-managed fund that owns the investments. Purchase price represents the aggregate amount of capital funded to the limited partnership by us as of March 31, 2026.

Investments in Real Estate-Related Loans and Securities
The following table details our investments in real estate-related loans and securities as of March 31, 2026 ($ in thousands):

	March 31, 2026
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/ Allowance Adjustment (3)	Carrying Amount
Investments held at fair value
CMBS - floating	10	SOFR + 3.48%	March 2028	$36,265	$33,485	$34,977
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	5,140
RMBS - fixed	10	4.69%	June 2029	22,193	21,828	21,894
Cross currency forward contracts	1	N/A	April 2026	—	—	29
Total investments held at fair value	25	5.75%	February 2028	$81,871	$75,963	$62,040

Investments held at amortized cost
Real estate-related loans - fixed	3	9.92%	May 2028	41,050	(4,571)	36,479
Total investments held at amortized cost	3	9.92%	May 2028	$41,050	$(4,571)	$36,479

Total investments in real estate-related loans and securities	28	7.14%	March 2028	$122,921	$71,392	$98,519

(1)	As of March 31, 2026 SOFR was equal to 3.68%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
(3)	Adjustments include the cumulative provision for current expected credit losses, unamortized fee income, and a foreign currency translation adjustment attributable to real estate-related loans.

Lease Expirations
The following table details the expiring leases at our consolidated office, logistics, and net lease properties by annualized base rent and square footage as of March 31, 2026 ($ and square feet data in thousands). The table below excludes our multifamily, student housing and single-family rental properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	7	$1,431	4%	42	1%
2027	6	785	2%	46	2%
2028	10	1,678	4%	76	3%
2029	11	2,210	6%	182	6%
2030	12	1,970	5%	120	4%
2031	7	1,101	3%	56	2%
2032	1	1,390	4%	211	8%
2033	2	112	—%	3	—%
2034	1	1,467	4%	300	11%
2035	1	15,514	28%	460	24%
Thereafter	1	9,557	40%	222	39%
Total	59	$37,215	100%	1,718	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
Revenues
Rental revenues	$33,252	$32,955	$297
Other revenues	3,022	2,565	457
Total Revenues	36,274	35,520	754
Expenses
Rental property operating	14,520	13,621	899
General and administrative	2,095	1,544	551
Management fee	3,294	3,191	103
Depreciation and amortization	14,062	13,135	927
Total Expenses	33,971	31,491	2,480
Other Income (Expense)
Income from real estate-related loans and securities	2,365	4,089	(1,724)
Interest expense	(14,008)	(14,525)	517
Gain from unconsolidated entities	6,684	9,118	(2,434)
Other income, net	1,516	220	1,296
Total Other Expense	(3,443)	(1,098)	(2,345)
Net (Loss) Income	$(1,140)	$2,931	$(4,071)
Net (income) attributable to non-controlling interests in consolidated joint ventures	(1,399)	(120)	(1,279)
Net loss (income) attributable to redeemable non-controlling interests	3	(810)	813
Net loss attributable to non-controlling interests in the Operating Partnership	42	—	42
Net (Loss) Income Attributable to Brookfield REIT Stockholders	$(2,494)	$2,001	$(4,495)
Per common share data:	$(0.03)	$0.03	(0.06)
Net (loss) income per share of common stock - basic and diluted	92,658	69,510	23,148
Revenues
Revenues primarily consist of base rent arising from tenant leases at our multifamily, student housing, single-family rental, net lease, office and logistics properties. During the three months ended March 31, 2026, revenues increased $0.8 million to $36.3 million compared to the three months ended March 31, 2025. The increase was primarily due to incremental rental revenue generated from properties acquired during 2025 and 2026.
The components of revenue during these periods are as follows ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
Rental revenue	$30,817	$30,601	$216
Tenant reimbursements	2,435	2,354	81
Ancillary income and fees	3,022	2,565	457
Total revenues	$36,274	$35,520	$754
Rental property operating expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. During the three months ended March 31, 2026, rental property operating expenses increased $0.9 million to $14.5 million compared to the three months ended March 31, 2025. The increase is primarily due to an increase in real estate taxes and insurance at our student housing and single-family rental properties, respectively, and additional operating expenses attributable to acquisition activity in 2025 and 2026, partially offset by a decrease in real estate taxes at our net lease properties.
General and administrative expenses
General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the three months ended March 31, 2026, general and administrative expenses increased $0.6 million to $2.1 million compared to the three months ended March 31, 2025. The increase in general and administrative expenses was primarily driven by increases in legal fees related to increased transaction activity in the three months ended March 31, 2026.
Management fee
Management fees are earned by our Adviser for providing services pursuant to the advisory agreement among the Adviser, the
Operating Partnership and the Company (the “Advisory Agreement”). During the three months ended March 31, 2026, management fees increased $0.1 million to $3.3 million, compared to the three months ended March 31, 2025. Management fees are calculated based on our aggregate NAV of Class S, Class I, Class D, Class C and Class T shares (no management fees are paid on Class E shares) and aggregate DST Property consideration, and are paid monthly. The Operating Partnership pays the Adviser a management fee equal to 1.25% per annum of the Operating Partnership’s NAV of its Class T, Class T-1, Class S,
Class S-1, Class D, Class D-1, Class I, Class I-1 and Class C units held by unitholders other than the Company, payable monthly. The increase in management fees was due to higher aggregate DST Property consideration during the current the period.
Depreciation and amortization
During the three months ended March 31, 2026, depreciation and amortization expense increased $0.9 million to $14.1 million compared to the three months ended March 31, 2025. The increase was primarily attributable to a larger asset base resulting from acquisition activity, as well as the accelerated depreciation associated with the early termination of a lease at our office property.
Income from real estate-related loans and securities
During the three months ended March 31, 2026, income from real estate-related loans and securities decreased $1.7 million to
$2.4 million compared to the three months ended March 31, 2025. The decrease is primarily driven by lower interest income following the repayment of a real estate-related loan in October 2025, partially offset by interest income from a real estate-
related loan originated in September 2025. As of March 31, 2026, the weighted average coupon of our investments in real estate-related loans and securities was 7.14% compared to 9.67% as of March 31, 2025.
Interest expense
Interest expense is primarily related to interest incurred on our mortgage loans, credit agreement with a lender secured by certain of our properties (the “Secured Credit Facility”), a credit agreement with a lender secured by our single-family rental properties (the “SFR Secured Credit Facility”) and an uncommitted line of credit from an affiliate of Brookfield (the “Affiliate
Line of Credit”). For the three months ended March 31, 2026, interest expense was $14.0 million compared to $14.5 million for the three months ended March 31, 2025. The $0.5 million decrease is attributable to declining interest rates on our variable-rate debt, as well as the refinancing of certain mortgage loans at lower interest rates, partially offset by increases due to financings on new property acquisitions. As of March 31, 2026, our weighted average cost of leverage, including the impact of our interest rate derivatives, was 4.70%, compared to 5.07% as of March 31, 2025.
Gain from unconsolidated entities
Gain from unconsolidated entities consists of changes in the fair value of our investments in unconsolidated entities that are held at fair value, as well as realized and unrealized gains and losses on our foreign currency swap contracts related to our unconsolidated non-U.S. investment in Principal Place. During the three months ended March 31, 2026, gains from unconsolidated entities decreased by $2.4 million to $6.7 million, compared to the three months ended March 31, 2025. The decrease was primarily driven by a smaller unrealized gain on the fair value of the U.S. Diversified Logistics Portfolio I during the current period, partially offset by an increase in fair value of our unconsolidated interest in Principal Place.
Other income, net
Other income, net consists of realized and unrealized gains and losses on our interest rate derivatives and income from our trading securities. During the three months ended March 31, 2026, other income increased $1.3 million to $1.5 million compared to the three months ended March 31, 2025. The increase is due to unrealized gains on our interest rate derivatives.

Net loss (income) attributable to redeemable non-controlling interests and non-controlling interests in the Operating
Partnership
Net loss (income) attributable to redeemable non-controlling interests and non-controlling interests in the Operating Partnership was less than $0.1 million loss for the three months ended March 31, 2026 and $0.8 million for the three months ended
March 31, 2025. The income or loss allocable to redeemable non-controlling interests and non-controlling interests in the
Operating Partnership is related to interests held in the Operating Partnership by parties other than us. The change from the prior period was due to an decrease in redeemable non-controlling interests resulting from the repurchase of Operating
Partnership units from the Brookfield Investor in exchange for common shares during the year ended December 31, 2025.
Net (income) attributable to non-controlling interests in consolidated joint ventures
Net (income) attributable to non-controlling interests in consolidated joint ventures consists of income to the non-controlling interest holders in joint venture investments, including interests in our DST Programs. During the three months ended
March 31, 2026, net (income) attributable to non-controlling interests in consolidated joint ventures increased by $1.3 million to
$1.4 million, compared to the three months ended March 31, 2025. The increase was primarily driven by income attributable to investors in the DST Program.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses
(as defined in our charter) in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested
Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended March 31, 2026, our Total Operating Expenses did not exceed the 2%/25% Limitation.
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
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $465.2 million of liquidity as of March 31, 2026, consisting of $30.5 million of unrestricted cash and cash equivalents, $4.7 million of short-term
U.S. Treasury Bonds, $305.0 million of undrawn available capacity on our Secured Credit Facility and SFR Secured Credit
Facility, and $125.0 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-related securities, which had an aggregate fair value of $62.0 million as of March 31,
2026.
Our portfolio remains conservatively leveraged at 51% as of March 31, 2026, and we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property-
level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments.
Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock, proceeds from the DST Program, and through the assumption or incurrence of debt. During the three months ended March 31,
2026, we received $5.9 million of proceeds from the sale of shares of our common stock and $28.6 million from our DST
Program. In addition, during the three months ended March 31, 2026, we repurchased $32.1 million in shares of our common stock under our share repurchase plan. Since inception, we have satisfied 100% of repurchase requests.

The following table is a summary of our total indebtedness, net as of March 31, 2026 ($ in thousands):

Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	Principal Balance Outstanding
Fixed rate loans:
Fixed rate mortgages	4.06%	October 2030	N/A	$500,420
Total fixed rate loans				500,420
Variable rate loans:
Variable rate mortgages (3)	SOFR+1.68%	November 2028	N/A	563,302
Secured Credit Facility(4)	SOFR+2.75%	May 2026	$250,000	—
SFR Secured Credit Facility(5)	SOFR+1.85%	April 2029	$185,000	129,973
Affiliate Line of Credit(6)	SOFR+2.25%	November 2026	$125,000	—
Total variable rate loans				693,275
Total indebtedness				1,193,695
Deferred financing costs, net				(7,502)
Total indebtedness, net				$1,186,193

(1)	As of March 31, 2026 and December 31, 2025, SOFR was 3.68% and 3.87%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.
(3)	Includes a $48.7 million mortgage which matures in December 2026 and a $279.3 million mortgage which matures in March 2027. Management intends to extend or refinance the mortgages prior to maturity.
(4)	The maturity date of the Secured Credit Facility (defined below) was extended to May 2027 pursuant to the exercise of the final extension option available under the agreement.
(5)	As of March 31, 2026, borrowings on the SFR Secured Credit Facility were secured by the single-family rental properties.
(6)
Borrowings under the Affiliate Line of Credit bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to us or our subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

Cash Flows
The following table provides a summary of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows provided by operating activities	$7,037	$8,612
Cash flows used in investing activities	(90,044)	(155,824)
Cash flows provided by financing activities	78,356	153,869
Net change in cash and cash equivalents and restricted cash	$(4,651)	$6,657
Cash flows provided by operating activities decreased $1.6 million during the three months ended March 31, 2026, compared to the corresponding period in 2025. The decrease is primarily due to $1.7 million decrease in income from real estate related loans and securities offset by $0.5 million decrease in interest expense.
Cash flows used in investing activities decreased $65.8 million for the three months ended March 31, 2026, compared to the corresponding period in 2025. The change is primarily due to a $120.6 million decrease in cash used to purchase or fund real estate-related loans and securities (net of proceeds from sales and principal repayments), a $101.3 million decrease in cash proceeds from the sale of trading securities (net of purchases of trading securities), offset by a $155.8 million increase in cash used for the acquisition of a new property.
Cash flows provided by financing activities decreased $75.5 million for the three months ended March 31, 2026, compared to the corresponding period in 2025. The decrease is primarily due to a $198.8 million decrease in proceeds from the issuance of common stock and a $1.5 million decrease in subscriptions received in advance, offset by a $13.3 million decrease in cash used for repurchases of common stock, a $14.1 million increase in contributions from non-controlling interests related to our DST
Program, and a $98.7 million increase in net cash from borrowings and repayments on indebtedness.

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
For more information on the calculation of our NAV and the valuation method used, please refer to Item 5 of our Annual
Report on Form 10-K for the year ended December 31, 2025.
Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class
E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of March 31, 2026 ($ and shares/units in thousands):

Components of NAV	March 31, 2026
Investments in real estate	$1,989,099
Investments in real estate-related loans and securities	99,405
Investments in unconsolidated entities(1)	173,345
Cash and cash equivalents	30,530
Restricted cash	11,264
Other assets	27,064
Debt obligations	(1,180,692)
Accrued stockholder servicing fees(2)	(196)
Management fee payable	(1,094)
Dividend payable	(5,500)
Subscriptions received in advance	(1,710)
Other liabilities	(44,812)
Non-controlling interests in joint ventures	(142,122)
Net asset value	$954,581
Number of shares/units outstanding	92,505

(1)
Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of March 31, 2026, our allocable share of the gross real estate asset value held by such entities was $416.6 million.

(2)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of March 31, 2026, we have accrued under GAAP approximately $12.3 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2026 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party Class I-1 OP Units(2)	Third-party Class E OP Units(2)	Total
Net asset value	$244,910	$591,949	$992	$216	$57,893	$41,509	$16,133	$979	$954,581
Number of shares/units outstanding	23,883	57,089	95	21	5,761	4,007	1,556	93	92,505
NAV Per Share/Unit as of March 31, 2026	$10.2547	$10.3689	$10.4652	$10.4560	$10.0498	$10.3603	$10.3689	$10.3603

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes units of the Operating Partnership held by parties other than us.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the
March 31, 2026 valuations, based on property types. Once we own more than one office investment, we will include the key assumptions for that property type.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily/Student Housing	7.3%	5.8%
Single-Family Rental	7.2%	5.4%
Net Lease	6.9%	5.4%
Logistics	9.3%	6.3%
These assumptions are determined by our independent valuation advisor and our independent third-party appraisal firms (other than international properties, which are determined by the Adviser and reviewed by our independent valuation advisor). A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily/ Student Housing Investment Values	Single-Family Rental Investment Values	Net Lease Investment Values	Logistics Investment Values
Discount Rate	0.25% Decrease	1.9%	1.1%	2.1%	1.9%
(weighted average)	0.25% Increase	(1.8)%	(1.1)%	(2.0)%	(1.8)%
Exit Capitalization Rate	0.25% Decrease	2.7%	3.7%	2.8%	2.6%
(weighted average)	0.25% Increase	(2.4)%	(3.3)%	(2.5)%	(2.5)%
The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines.

The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2026
Stockholders’ equity under U.S. GAAP	$667,412
Redeemable non-controlling interests attributable to OP unitholders	980
Non-controlling interests attributable to OP unitholders	15,763
Total partners’ capital of Operating Partnership under GAAP	684,155
Adjustments:
Accrued stockholder servicing fee	12,279
Deferred rent	(7,955)
Advanced organizational and offering costs	3,615
Unrealized net real estate appreciation	(3,470)
Accumulated depreciation and amortization	265,957
NAV	$954,581
The following details the adjustments to reconcile stockholders’ equity under GAAP to our NAV:
•Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S,
Class D and Class T shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold such share. Refer to Note 2 — “Summary of
Significant Accounting Policies” to our consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of calculating NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis when such fee is paid.
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

	For the three months ended
	March 31, 2026	March 31, 2025(1)
Net (loss) income attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	$(2,539)	$2,811
Adjustments to arrive at FFO:
Depreciation and amortization	14,062	13,135
Amount attributed to non-controlling interests attributable to third party joint ventures for above adjustments	(181)	(195)
FFO attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	11,342	15,751
Adjustments to arrive at AFFO:
Straight-line rental income	(417)	(210)
Amortization of above and below market lease intangibles, net	(344)	(326)
Amortization of deferred financing costs	428	508
Amortization of upfront derivative acquisition costs	175	289
Amortization of restricted stock awards	81	81
Unrealized gain on investments, net(2)	(7,630)	(9,223)
Allocable share of AFFO related to unconsolidated entities	1,954	(3,101)
Amount attributed to non-controlling interests attributable third party joint ventures for above adjustments	(68)	(23)
AFFO attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	5,521	3,746
Adjustments to arrive at FAD:
Non-cash management fee	3,294	3,191
Realized gain on sale of real estate-related loans and securities	(194)	(48)
Realized gain on sale of Treasury Bonds	(779)	(372)
Realized loss on financial instruments(3)	9	1
Stockholder servicing fees	(535)	(625)
Allocable share of FAD related to unconsolidated entities	(22)	—
FAD attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	$7,294	$5,893
Per common share and Operating Partnership unit data:
FAD per share/unit - basic and diluted	$0.08	$0.06
Weighted average number of shares/units outstanding - basic and diluted	$94,308	$97,348

(1)	The prior period has been recast to present unconsolidated entities in a consistent manner with the current period presentation.
(2)
Unrealized loss (gain) on investments, net relates to mark-to-market changes on our investments in real estate-related securities, derivative contracts, and investments in unconsolidated entities reported at fair value.

(3)	Realized loss (gain) on financial instruments relates to settlements on our foreign currency swaps and interest rate swaps.
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
The following table details the aggregate net distributions declared for each of our classes of common stock for the three months ended March 31, 2026.

	Three Months Ended March 31, 2026
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2159	$0.2159	$0.2159	$0.2159	$0.2159	$0.2159
Stockholder servicing fees per share of common stock	(0.0215)	—	(0.0064)	(0.0218)	—	—
Management fees per share of common stock	(0.0362)	(0.0365)	(0.0368)	(0.0368)	(0.0355)	—
Net distributions declared per share of common stock	$0.1582	$0.1794	$0.1727	$0.1573	$0.1804	$0.2159
The following tables summarize our distributions and the Operating Partnership’s distributions declared during the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Amount	Percentage	Amount	Percentage
Company Distributions
Payable in cash	$7,908	49%	$8,566	71%
Reinvested in shares	8,336	51%	3,433	29%
Total Company distributions	$16,244	100%	$11,999	100%
Operating Partnership Distributions(1)
Payable in cash	$279	94%	$—	—%
Reinvested in units	19	6%	5,069	100%
Total Operating Partnership distributions	$298	100%	$5,069	100%
Total Company and Operating Partnership Distributions	$16,542	100%	$17,068	100%

Sources of Company and Operating Partnership Distributions
Cash flows provided by operating activities	$7,037	43%	$8,612	50%
Cash flow from other sources(2)	9,505	57%	8,456	50%
Total sources of distributions	$16,542	100%	$17,068	100%

Cash flows provided operating activities(3)	$7,037		$8,612
Funds from Operations	$11,342		$15,751
Adjusted Funds from Operations	$5,521		$3,746
Funds Available for Distribution	$7,294		$5,893

(1)	Distributions paid by the Operating Partnership to third parties other than the Company.
(2)	Includes cash flows from investing activities, such as proceeds from sales of trading securities and real estate-related securities.
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
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders will have their cash distributions attributable to the shares they own automatically reinvested in additional shares of common stock; provided, however, that clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan and stockholders that are residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to participate in the distribution reinvestment plan. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to our prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to our Class S, Class D and Class T shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

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
Principles of Consolidation and Variable Interest Entities
We consolidate entities in which we retain a controlling financial interest or entities that meet the definition of a VIE for which we are deemed to be the primary beneficiary. In performing our analysis of whether we are the primary beneficiary, at initial investment and at each quarterly reporting period, we consider whether we individually have the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and also have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The determination of whether an entity is a
VIE, and whether we are the primary beneficiary, involves significant judgments, including the determination of which activities most significantly affect the entity’s performance, estimates about the current and future fair values and performance of assets held by the entity and/or general market conditions.
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2026, the outstanding principal balance of our variable rate indebtedness was $693.3 million.
Certain of our mortgage loans and other indebtedness are variable rate and indexed to the USD denominated Secured Overnight
Financing Rate (“SOFR”). For the three months ended March 31, 2026, a 10% increase in SOFR would have resulted in increased interest expense of $0.4 million. We have executed interest rate swaps and caps with an aggregate notional amount of
$802.1 million as of March 31, 2026, to hedge the risk of increasing interest rates.
Investments in Real Estate-Related Loans and Securities
As of March 31, 2026, we held $98.5 million of investments in real estate-related loans and securities. Certain of our investments are floating rate and indexed to SOFR. As such, we are exposed to interest rate risk and our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the three months ended March 31, 2026, a 10% increase or decrease in SOFR would have resulted in an increase or decrease to income from our real estate-related loans and securities of less than $0.1 million.
We may also be exposed to market risk with respect to our investments in real estate-related securities and real estate-related loans that are held at fair value due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related loans and securities by making investments backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of March 31, 2026, the fair value at which we may sell our investments in real estate-related loans and securities is not known, but a 10% change in the fair value of our investments in real estate-related loans and securities may result in an unrealized gain or loss of $6.2 million.
Foreign Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S.
Dollar (“USD”). We seek to manage or mitigate our exposure to the effects of currency changes by entering into derivative financial instruments to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, changes in the timing or amount of foreign currency denominated cash flows from our non-U.S. investments. As of March 31, 2026, we have three foreign currency derivatives with an aggregate notional amount of £89.0 million.
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

ITEM 4.CONTROLS AND PROCEDURES
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
PART II.OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
March 31, 2026, we were not subject to any material litigation nor were we aware of any material litigation threatened against
us.
ITEM 1A.RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-
K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
For the three months ended March 31, 2026, all equity securities that were sold and not registered under the Securities Act were previously reported on Current Reports on Form 8-K.
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
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of our common stock and Operating Partnership units in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021. We and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”), pursuant to which we and the Operating Partnership will offer to repurchase shares of common stock or units of the Operating Partnership, as applicable, from the Brookfield
Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares and units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50.0 million. Pursuant to the terms of the
Brookfield Repurchase Arrangement, the Brookfield Investor may cause us or the Operating Partnership to repurchase its shares and units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Public Offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of our common stock or units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-
U.S. persons. Shares of our common stock or units held by the Brookfield Investor that were not issued as consideration for the contribution of certain properties to the Operating Partnership are not subject to the Brookfield Repurchase Arrangement, but may be redeemed, in whole or in part, for cash upon the request of the Brookfield Investor, subject to the limitations of our share repurchase plan. For the three months ended March 31, 2026, we and the Operating Partnership did not repurchase any shares or units as part of the Brookfield Repurchase Arrangement.

During the three months ended March 31, 2026, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)(2)	Repurchases as a Percentage of Shares Outstanding(3)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(4)
January 2026	875,778	0.9%	$10.2369	875,778	—
February 2026	965,070	1.0%	$10.3136	965,070	—
March 2026(5)	1,605,193	1.7%	$10.2721	1,290,648	—
Total	3,446,041			3,131,496

(1)	Repurchases are limited under the share repurchase plan as described above.
(2)	Share repurchases were funded through a combination of proceeds from the sale of our common stock and proceeds from the sale of trading securities and real estate-related securities.
(3)
Includes shares repurchased outside of the share repurchase plan. For purposes of calculating the monthly and quarterly limits under our share repurchase plan, net repurchases as a percentage of aggregate NAV were 0.6%, 0.3% and 0.9% for the months of January 2026, February 2026 and March 2026, respectively, and 1.7% for the calendar quarter ended
March 31, 2026.

(4)	All repurchase requests under our share repurchase plan were satisfied during the period.
(5)	Includes 314,545 Class I shares repurchased from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.

ITEM 6.EXHIBITS

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

3.9	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022 and incorporated herein by reference)

4.1
Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 10 to the
Registration Statement on Form S-11 filed on April 11, 2025 and incorporated by reference herein)

4.2	Brookfield Share/OP Unit Repurchase Arrangement (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10- Q filed on May 16, 2022 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Brookfield Real Estate Income Trust Inc.

May 12, 2026	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

May 12, 2026	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Financial Officer
(Principal Financial and Accounting Officer)