Form 10-Q
period 2026-06-30
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2026-08-12
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
As of July 31, 2026, the registrant had the following shares outstanding: 22,328,373 Class S shares, par value $0.01 per share,
62,668,407 Class I shares, par value $0.01 per share, 92,926 Class D shares, par value $0.01 per share, 34,896 Class T shares, par value $0.01 per share, 5,412,187 Class C shares, no par value per share, and 4,194,056 Class E shares, no par value per share.

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

PART I.FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$1,795,320	$1,583,386
Investments in real estate-related loans and securities, net	84,646	101,053
Investments in unconsolidated entities	267,287	167,788
Intangible assets, net	50,416	31,669
Cash and cash equivalents	53,307	35,147
Restricted cash	12,583	11,298
Accounts and other receivables	12,541	11,691
Other assets	24,839	88,505
Total Assets	$2,300,939	$2,030,537
Liabilities and Equity
Mortgage loans and secured credit facilities, net	$1,223,980	$1,103,507
Affiliate line of credit	102,500	—
Due to affiliates	21,630	26,836
Intangible liabilities, net	32,166	23,444
Accounts payable, accrued expenses and other liabilities	56,590	42,851
Subscriptions received in advance	1,952	370
Total Liabilities	1,438,818	1,197,008

Commitments and contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	1,015	960

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 22,695 and 24,982 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	227	250
Common stock - Class I shares, $0.01 par value per share, 250,000 shares authorized; 57,789 and 57,394 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	578	574
Common stock - Class D shares, $0.01 par value per share, 100,000 shares authorized; 95 and 98 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Common stock - Class T shares, $0.01 par value per share, 225,000 shares authorized; 35 and 20 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock - Class C shares, no par value per share, 100,000 shares authorized; 5,412 and 6,156 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	33	41
Common stock - Class E shares, no par value per share, 100,000 shares authorized; 4,175 and 3,948 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,029,694	1,053,490
Accumulated deficit and cumulative distributions	(384,847)	(350,514)
Total Stockholders’ Equity	645,686	703,842
Non-controlling interests in consolidated joint ventures	199,304	112,018
Non-controlling interests attributable to preferred shareholders	625	625
Non-controlling interests attributable to OP unitholders	15,491	16,084
Total Equity	861,106	832,569
Total Liabilities and Equity	$2,300,939	$2,030,537
See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental revenues	$37,375	$32,261	$70,627	$65,216
Other revenues	4,282	3,976	7,304	6,541
Total Revenues	41,657	36,237	77,931	71,757
Expenses
Rental property operating	15,368	13,648	29,888	27,268
General and administrative	1,535	2,018	3,630	3,563
Management fee	3,371	3,099	6,665	6,290
Depreciation and amortization	14,488	13,133	28,550	26,269
Total Expenses	34,762	31,898	68,733	63,390
Other Income (Expense)
Income from real estate-related loans and securities	2,024	5,260	4,389	9,349
Interest expense	(16,331)	(14,824)	(30,339)	(29,348)
Gain from unconsolidated entities	6,920	4,523	13,604	13,641
Other income, net	1,699	238	3,215	458
Total Other Expense	(5,688)	(4,803)	(9,131)	(5,900)
Net Income (Loss)	$1,207	$(464)	$67	$2,467
Net income attributable to non-controlling interests in consolidated joint ventures	$(1,991)	$(297)	$(3,390)	$(417)
Net income attributable to non-controlling interests - preferred stockholders	(77)	(77)	(77)	(77)
Net (income) loss attributable to redeemable non-controlling interests	—	251	3	(559)
Net loss attributable to non-controlling interests in the Operating Partnership	15	—	57	—
Net (Loss) Income Attributable to Brookfield REIT Stockholders	$(846)	$(587)	$(3,340)	$1,414
Per common share data:
Net (loss) income per share of common stock - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$0.02
Weighted average shares of common stock outstanding - basic and diluted	91,417	67,538	92,034	68,519
See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Three months ended June 30, 2026
	Par Value
	Common Stock Class S	Common Stock Class I	Common Stock Class D	Common Stock Class T	Common Stock Class C	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests in Consolidated Joint Ventures	Non- controlling Interests Attributable to Preferred Shareholders	Non- controlling interest attributable to OP Unitholders	Total Equity
Balance at March 31, 2026	$239	$571	$1	$—	$37	$—	$1,035,816	$(369,252)	$667,412	$138,157	$625	$15,763	$821,957
Common stock issued (1)	(1)	11	—	—	—	—	10,272	—	10,282	—	—	—	10,282
Offering costs	—	—	—	—	—	—	653	—	653	—	—	—	653
Distribution reinvestment	2	6	—	—	—	—	8,323	—	8,331	—	—	—	8,331
Common stock repurchased	(13)	(10)	—	—	(4)	—	(25,433)	—	(25,460)	—	—	—	(25,460)
Stock-based compensation	—	—	—	—	—	—	98	—	98	—	—	—	98
Net (loss) income	—	—	—	—	—	—	—	(846)	(846)	1,991	77	(15)	1,207
Distributions declared on common stock	—	—	—	—	—	—	—	(14,749)	(14,749)	—	—	—	(14,749)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(2,314)	(77)	(257)	(2,648)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	61,470	—	—	61,470
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(35)	—	(35)	—	—	—	(35)
Balance at June 30, 2026	$227	$578	$1	$—	$33	$—	$1,029,694	$(384,847)	$645,686	$199,304	$625	$15,491	$861,106

Three months ended June 30, 2025
	Par Value
	Common Stock Class S	Common Stock Class I	Common Stock Class D	Common Stock Class T	Common Stock Class C	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests in Consolidated Joint Ventures	Non- controlling Interests Attributable to Preferred Shareholders	Non- controlling interest attributable to OP Unitholders	Total Equity
Balance at March 31, 2025	$272	$317	$1	$—	$56	$—	$803,137	$(306,690)	$497,093	$30,721	$625	$—	$528,439
Common stock issued (1)	1	5	—	—	—	—	7,888	—	7,894	—	—	—	7,894
Offering costs	—	—	—	—	—	—	32	—	32	—	—	—	32
Distribution reinvestment	2	1	—	—	—	—	3,391	—	3,394	—	—	—	3,394
Common stock repurchased	(13)	(14)	—	—	(4)	—	(32,095)	—	(32,126)	—	—	—	(32,126)
Stock-based compensation	—	—	—	—	—	—	83	—	83	—	—	—	83
Net (loss) income	—	—	—	—	—	—	—	(838)	(838)	297	77	—	(464)
Distributions declared on common stock	—	—	—	—	—	—	—	(11,569)	(11,569)	—	—	—	(11,569)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(465)	(77)	—	(542)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	22,927	—	—	22,927
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(3,581)	251	(3,330)	—	—	—	(3,330)
Balance at June 30, 2025	$262	$309	$1	$—	$52	$—	$778,855	$(318,846)	$460,633	$53,480	$625	$—	$514,738

(1)	Includes conversions between share classes.
See accompanying notes to Consolidated Financial Statements.

Six months ended June 30, 2026
	Par Value
	Common Stock Class S	Common Stock Class I	Common Stock Class D	Common Stock Class T	Common Stock Class C	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests in Consolidated Joint Ventures	Non- controlling Interests Attributable to Preferred Shareholders	Non- controlling interest attributable to OP Unitholders	Total Equity
Balance at December 31, 2025	$250	$574	$1	$—	$41	$—	$1,053,490	$(350,514)	$703,842	$112,018	$625	$16,084	$832,569
Common stock issued (1)	3	15	—	—	—	—	19,508	—	19,526	—	—	—	19,526
Offering costs	—	—	—	—	—	—	676	—	676	—	—	—	676
Distribution reinvestment	4	11	—	—	—	—	16,704	—	16,719	—	—	—	16,719
Common stock repurchased	(30)	(22)	—	—	(8)	—	(60,806)	—	(60,866)	—	—	—	(60,866)
Stock-based compensation	—	—	—	—	—	—	179	—	179	—	—	—	179
Net (loss) income	—	—	—	—	—	—	—	(3,343)	(3,343)	3,390	77	(57)	67
Distributions declared on common stock	—	—	—	—	—	—	—	(30,993)	(30,993)	—	—	—	(30,993)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(3,678)	(77)	(536)	(4,291)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	87,574	—	—	87,574
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(57)	3	(54)	—	—	—	(54)
Balance at June 30, 2026	$227	$578	$1	$—	$33	$—	$1,029,694	$(384,847)	$645,686	$199,304	$625	$15,491	$861,106

Six months ended June 30, 2025
	Par Value
	Common Stock Class S	Common Stock Class I	Common Stock Class D	Common Stock Class T	Common Stock Class C	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests in Consolidated Joint Ventures	Non- controlling Interests Attributable to Preferred Shareholders	Non- controlling interest attributable to OP Unitholders	Total Equity
Balance at December 31, 2024	$278	$142	$1	$—	$66	$—	$619,431	$(296,692)	$323,226	$18,911	$625	$—	$342,762
Common stock issued (1)	3	191	—	—	—	—	216,264	—	216,458	—	—	—	216,458
Offering costs	—	—	—	—	—	—	150	—	150	—	—	—	150
Distribution reinvestment	4	2	—	—	—	—	6,821	—	6,827	—	—	—	6,827
Common stock repurchased	(23)	(26)	—	—	(14)	—	(67,849)	—	(67,912)	—	—	—	(67,912)
Stock-based compensation	—	—	—	—	—	—	164	—	164	—	—	—	164
Net loss	—	—	—	—	—	—	—	1,973	1,973	417	77	—	2,467
Distributions declared on common stock	—	—	—	—	—	—	—	(23,568)	(23,568)	—	—	—	(23,568)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(756)	(77)	—	(833)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	34,908	—	—	34,908
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	3,874	(559)	3,315	—	—	—	3,315
Balance at June 30, 2025	$262	$309	$1	$—	$52	$—	$778,855	$(318,846)	$460,633	$53,480	$625	$—	$514,738

(1)	Includes conversions between share classes.
See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$67	$2,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,550	26,269
Management fees	6,665	6,290
Amortization of above and below market leases and lease inducements, net	(659)	(663)
Amortization of restricted stock grants	179	161
Amortization of deferred financing costs	1,025	947
Amortization of upfront derivative acquisition costs	407	549
Provision for current expected credit (benefit) loss	(664)	—
Realized gain on sale of Treasury Bonds	(844)	(749)
Paid-in-kind interest	(248)	(458)
Realized loss on sale of derivatives	61	—
Realized gain on investments in real estate-related loans and securities	(235)	(87)
Unrealized gain on investments	(15,750)	(13,595)
Distributions of earnings from unconsolidated entities	—	1,524
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(40)	(230)
Upfront derivative acquisition costs	(1,336)	(193)
Payments for settlement of derivative contracts	(10,610)	—
Proceeds from settlement of derivative contracts	10,549	—
Decrease (increase) in other assets	320	(795)
(Increase) in accounts receivable	(855)	(1,439)
Increase in accounts payable, accrued expenses and other liabilities	3,835	172
(Decrease) increase in due to affiliates	(1,448)	1,773
Net cash provided by operating activities	18,969	21,943
Cash flows from investing activities
Acquisitions of real estate	(246,411)	—
Investments in unconsolidated entities	(87,355)	—
Proceeds from partial sale of investments in unconsolidated entities	1,018	—
Purchases of real estate-related loans and securities	(20,870)	(141,404)
Funding of real estate-related loan commitments	—	(5,775)
Proceeds from sale of real estate-related loans and securities	25,884	—
Proceeds from principal repayments of real estate-related loans and securities	11,903	3,283
Capital improvements to real estate	(3,652)	(3,610)
Purchases of trading securities	(83,301)	(276,693)
Proceeds from sale of trading securities	158,450	255,501
Net cash used in investing activities	(244,334)	(168,698)
Cash flows from financing activities:
Borrowings from mortgage loans	123,000	85,700
Borrowings from secured credit facility	—	109,300
Repayment of mortgage loans	(540)	(26,771)
Repayment of secured credit facility	—	(144,485)
Borrowings from affiliate line of credit	125,000	—
Repayment of affiliate line of credit	(22,500)	(12,790)
Payment of deferred financing costs	(3,051)	(3,058)
Proceeds from issuance of common stock	12,564	209,130
Repurchases of common stock	(56,231)	(72,936)
Subscriptions received in advance	1,952	931
Payment of organizational and offering costs	(2,870)	(3,514)
Distributions to non-controlling interests	(3,678)	(756)
Contributions from non-controlling interests	87,574	34,908
Distributions	(15,683)	(15,921)
Distributions to non-controlling interests attributable to OP Unitholders	(650)	—
Distributions to non-controlling interests attributable to preferred stockholders	(77)	(77)
Net cash provided by financing activities	244,810	159,661
Net change in cash and cash-equivalents and restricted cash	19,445	12,906
Cash and cash-equivalents and restricted cash, beginning of period	46,445	24,307
Cash and cash-equivalents and restricted cash, end of period	$65,890	$37,213
See accompanying notes to Consolidated Financial Statements.

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents	$53,307	$25,397
Restricted cash	12,583	11,816
Total cash and cash equivalents and restricted cash	$65,890	$37,213

Supplemental disclosures:
Interest paid	$28,731	$27,849
Non-cash investing and financing activities:
Accrued dividends reinvested	$16,719	$6,827
Accrued distributions	$(1,410)	$—
Payable for unsettled purchase of trading securities	$16,544	$—
Accrued stockholder servicing fee due to affiliate	$(1,066)	$(906)
Accrued offering costs	$75	$740
Accrued capital improvements	$—	$221
Accrued repurchases of common stock in accounts payable	$8,848	$—
Accrued repurchases of common stock in due to affiliates	$3,368	$—
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
The Company is conducting a continuous public offering (the “Public Offering”) of its common stock pursuant to the Securities
Act of 1933, as amended (the “Securities Act”). On April 30, 2018, the Company launched its initial public offering of up to
$2.0 billion in shares of its common stock. On November 2, 2021, the initial public offering terminated and the Company commenced its second public offering of up to $7.5 billion in shares of common stock. On July 2, 2025, the second offering terminated and the Company commenced its third public offering of up to $7.5 billion of shares of its common stock, consisting of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan. As of June 30, 2026, the Company had received aggregate net proceeds of $1.1 billion from the sales of its common stock through its Public Offering.
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
In addition to the Public Offering, the Company is conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. The Company is also offering Class E shares to Brookfield and its affiliates and certain of their employees and the
Company’s independent directors in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
In October 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, from private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific
Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of June 30, 2026, the Company had
received approximately $212.3 million of aggregate gross proceeds from the DST Program.
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
As of June 30, 2026, the Company owned 21 investments in real estate, 18 investments in real estate-related securities, three investments in real estate-related loans, three forward currency swaps related to investments in real estate-related loans and securities, five investments in unconsolidated real estate ventures and one forward currency swap related to investments in unconsolidated real estate ventures. The Company currently operates in seven reportable segments: housing, office, logistics, single-family rental, net lease, data centers and real estate-related loans and securities. See Note 15 — “Segment Reporting” to the Company’s Consolidated Financial Statements for financial results by segment.

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
The Company consolidates all entities in which it retains a controlling financial interest through majority ownership or voting rights and entities that meet the definition of a variable interest entity (“VIE”) for which it is deemed to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the
VIE. The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities as its sole general partner. The Company also consolidates all
VIEs for which it is the primary beneficiary. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interests for those partially owned entities are accounted for using the equity method of accounting. Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses. As of June 30, 2026, the total assets and liabilities of the Company’s consolidated VIEs were $779.8 million and $462.0 million, respectively, compared to $526.3 million and $329.0 million, respectively, as of December 31, 2025. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
As of June 30, 2026, the Company’s investments in real estate included four properties held by a DST whose DST Interests were sold as part of the DST Program. As of June 30, 2026, the total investments in real estate, net associated with the DST
Program was $495.7 million. As of December 31, 2025, the Company’s investments in real estate included two properties held by a DST whose DST Interests were sold as part of the DST Program. As of December 31, 2025, the total investments in real estate, net associated with the DST Program was $265.6 million. The Company has determined that each DST is a VIE and the
Company is the primary beneficiary of the VIE. As a result, each DST is included in the Company’s Consolidated Financial
Statements.

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the Consolidated Financial
Statements are reasonable and supportable based on the information available as of June 30, 2026.
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
The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the six months ended June 30, 2026, and year ended December 31,
2025, the Company did not recognize any impairment charges on its investments in real estate.
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of June 30,
2026, and December 31, 2025.
Investments in Unconsolidated Entities
The Company has elected the FVO for certain of its investments in unconsolidated entities and therefore reports the investments at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Gain from unconsolidated entities on the Company’s Consolidated Statements of Operations. Investments in unconsolidated entities for which the
Company has not elected the FVO are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. Investments in unconsolidated entities include properties held through joint ventures and limited partnership interests in private real estate funds. For further details on the Company’s investments in unconsolidated entities, see Note 4 — “Investments in Unconsolidated Entities” to the Company’s Consolidated Financial
Statements.
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
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. During the three and six months ended June 30, 2026, income from trading securities was $0.1 million and $0.6 million, respectively. During the three and six months ended June 30, 2025, income from trading securities was $0.3 million and $0.8 million, respectively.
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
The Company has elected the FVO for certain of its equity method investments and therefore, reports these investments at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Gain (loss) from unconsolidated entities on the Company’s Consolidated Statements of Operations. The Company separately values the assets and liabilities of each equity method investment. To determine the fair value of the assets of the equity method investments, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The Company determines the fair value of the indebtedness of the equity method investments by modeling the cash flows required by the debt agreements and discounting them back to the present value using an estimated market yield.
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
The following table details the Company’s assets and liabilities that are measured at fair value on a recurring basis ($ in thousands):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related loans and securities	$—	$43,599	$5,192	48,791	$—	$50,863	$5,170	$56,033
Investments in unconsolidated entities	—	—	180,715	180,715	—	—	167,788	167,788
Trading securities	—	16,543	—	16,543	—	83,487	—	83,487
Derivatives	—	5,150	—	5,150	—	1,553	—	1,553
Derivatives related to investments in real estate-related securities	—	42	—	42	—	—	—	—
Total assets	$—	$65,334	$185,907	$251,241	$—	$135,903	$172,958	$308,861
Liabilities:
Derivatives	$—	$1,526	$—	$1,526	$—	$2,342	$—	$2,342
Derivatives related to investments in real estate-related securities	—	9	—	9	—	3	—	3
Total liabilities	$—	$1,535	$—	$1,535	$—	$2,345	$—	$2,345
The following table details the Company’s assets that are measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in real estate-related loans and securities	Investments in unconsolidated entities	Total Assets
Balance as of December 31, 2025	$5,170	$167,788	$172,958
Contributions of equity into unconsolidated entities	—	559	559
Distributions received from unconsolidated entities	—	(1,018)	(1,018)
Included in net income:
Realized gain(1)	—	242	242
Unrealized gain	22	14,688	14,710
Loss on foreign currency translation	—	(1,544)	(1,544)
Balance as of June 30, 2026	$5,192	$180,715	$185,907

(1)	Represents the realized gain portion of the $1.0 million consideration received by the Company for the assignment of a 0.2% interest in the U.S. Diversified Logistics Portfolio I & II investments.

The following tables contain the quantitative inputs and assumptions that are used to determine fair value for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$180,715	Discounted cash flow	Discount rate	8.0%	Decrease
			Exit capitalization rate	5.6%	Decrease
Investments in real estate-related loans and securities	5,192	Discounted cash flow	Discount rate	15.7%	Decrease

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$167,788	Discounted cash flow	Discount rate	8.2%	Decrease
			Exit capitalization rate	5.6%	Decrease
Investments in real estate-related loans and securities	5,170	Discounted cash flow	Discount Rate	15.1%	Decrease
Valuation of Assets Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. As of June 30, 2026, the Company had no impaired assets that are measured at fair value on a nonrecurring basis.
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of
June 30, 2026, the fair value of the Company’s mortgage loans and other indebtedness was approximately $20.6 million below the outstanding principal balance.
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
For the three and six months ended June 30, 2026, the Company recognized income tax expense of $0.1 million and $0.1 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of
Operations. For the three and six months ended June 30, 2025, the Company recognized income tax expense of $0.1 million and
$0.1 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of
Operations.
The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the
Company believes all or some portion of the deferred tax asset may not be realized. The Company has not recorded a deferred tax asset related to its non-U.S. investment as it is more likely than not that it will not realize the benefit. As of June 30, 2026, the Company had federal and state net operating loss (“NOL”) carryforwards totaling $12.4 million. Although the federal NOL carryforwards do not expire, the Company recorded a full valuation allowance against the related deferred tax assets of $3.3 million, as the Company believes it is more likely than not that it will not realize the associated tax benefits in future taxable years.
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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three and six months ended June 30, 2026 and 2025, there were no dilutive participating securities.
Stockholder Servicing Fee
The Company has entered into a dealer manager agreement with Brookfield Private Wealth LLC, a registered broker-dealer affiliated with the Adviser (“Dealer Manager”), to serve as the dealer manager for the Public Offering. The Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees of up to 3.5% of the transaction price and ongoing stockholder servicing fees of 0.85% per annum of the aggregate NAV for outstanding Class S and Class T shares with a limit of up to, in the aggregate, 8.75% of the gross proceeds from such shares. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price and ongoing stockholder servicing fees of 0.25% per annum of the aggregate NAV for outstanding Class D shares with a limit of up to, in the aggregate, 8.75% of the gross proceeds from such shares. There are no upfront selling commissions, dealer manager fees or ongoing stockholder servicing fees with respect to
Class I shares. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Public Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company accrues the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold, which is recorded as a component of Due to affiliates in the Company’s Consolidated Balance
Sheets.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”), issued ASU 2024-03, Income Statement – Reporting
Comprehensive Income – Expenses Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3)
depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contain any of the expense categories listed. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.
Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 but does not believe the adoption of ASU 2024-03 will have a material impact on the Company’s Consolidated Financial Statements.
In May 2025, the FASB issued ASU 2025-03, an update to ASC Topic 805, Business Combinations, and ASC Topic 810,
Consolidation (“ASU 2025-03”). ASU 2025-03 amends the guidance for determining the accounting acquirer in a business combination in which the legal acquiree is a VIE. This amendment aligns the determination of the accounting acquirer for VIEs with the guidance used for other business combinations. ASU 2025-03 is effective for fiscal years beginning after December 15,

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
3. Investments in Real Estate
As of June 30, 2026 and December 31, 2025, the Company’s investments in real estate, net, consisted of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Building and building improvements	$1,507,156	$1,381,035
Land and land improvements	420,838	310,300
Tenant improvements	29,046	29,566
Furniture, fixtures and equipment	47,421	46,121
Total	2,004,461	1,767,022
Accumulated depreciation	(209,141)	(183,636)
Investments in real estate, net	$1,795,320	$1,583,386
Acquisitions
During the six months ended June 30, 2026, the Company acquired $246.4 million of real estate investments, which was comprised of one logistics property and one data center property. During the year ended December 31, 2025, the Company acquired $32.1 million of real estate investments, which was comprised of 120 single-family rental properties.

The following table provides further details of the properties acquired during the six months ended June 30, 2026 and year ended December 31, 2025 ($ in thousands):

Investment	Ownership Interest	Location	Segment	Acquisition Date	Units/ Square Feet	Purchase Price(1)
Single-Family Rentals	100%	Various	Single-Family Rentals	November 2025	120	$32,146
34 Market Street	100%	Everett, MA	Logistics	March 2026	221,856	155,814
255 Caspian Drive	100%	Sunnyvale, CA	Data Center	May 2026	119,756	90,597
Total						$278,557

(1)	Purchase price is inclusive of closing costs.
The following table summarizes the purchase price allocation of the properties acquired during the six months ended June 30,
2026 and year ended December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Building and building improvements	$124,507	$15,584
Land and land improvements	110,339	16,562
In-place lease intangibles	14,493	—
Lease origination costs	6,687	—
Below-market lease intangibles	(9,615)	—
Total purchase price(1)	$246,411	$32,146

(1)	Purchase price is inclusive of closing costs.
Dispositions
During the six months ended June 30, 2026 and year ended December 31, 2025, the Company had no dispositions.
4. Investments in Unconsolidated Entities
The Company holds investments in unconsolidated joint ventures that it accounts for using the FVO or under the equity method of accounting, as the Company’s ownership interests in each joint venture do not meet the requirements for consolidation. Each of the investments are considered to be VIEs.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	June 30, 2026
Investments in Unconsolidated Entities	Segment	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at fair value:
Principal Place	Net Lease	1	20%	$97,139
U.S. Diversified Logistics Portfolio I(1)	Logistics	72	19%	66,841
U.S. Diversified Logistics Portfolio II(1)	Logistics	31	19%	16,735
The Avery(2)	Housing	1	2%	—
Total unconsolidated entities carried at fair value		105		180,715
Unconsolidated entities carried at historical cost:
U.S. Manufactured Housing(1)	Housing	294	2%	86,572
Total unconsolidated entities carried at historical cost		294		86,572
Total		399		$267,287

	December 31, 2025
Investment	Segment	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at fair value:
Principal Place	Net Lease	1	20%	$91,986
U.S. Diversified Logistics Portfolio I(1)	Logistics	72	19%	60,055
U.S. Diversified Logistics Portfolio II(1)	Logistics	31	19%	15,747
The Avery(2)	Multifamily	1	2%	—
Total unconsolidated entities carried at fair value		105		167,788
Total		105		$167,788

(1)
See Note 10 — “Related Party Transactions - Assignments of Limited Partnership Interest from Brookfield Affiliate” for further information regarding the Company’s limited partnership interests in the U.S. Diversified Logistics Portfolio I, U.S. Diversified
Logistics Portfolio II, and U.S. Manufactured Housing.

(2)
In December 2023, the Company acquired a 2% equity interest in The Avery, a condo and multifamily property located in San
Francisco, California (“The Avery”), through an indirect interest in a joint venture that owns the property. The Company did not pay any consideration for its interest, which was granted to the Company by the borrower on the Company’s investments in The Avery
Senior Loan (“The Avery Senior Loan”) and The Avery Mezzanine Loan (“The Avery Mezzanine Loan”). As of June 30, 2026 and
December 31, 2025, the fair value of the Company’s equity interest in The Avery was zero.

The following table details the Company’s income (loss) from unconsolidated entities ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Investment	Segment	2026	2025	2026	2025
Unconsolidated entities carried at fair value:
Principal Place	Net Lease	$2,859	$2,357	$5,595	$3,713
U.S. Diversified Logistics Portfolio I	Logistics	3,927	2,662	7,035	10,424
U.S. Diversified Logistics Portfolio II	Logistics	358	(496)	1,198	(496)
The Avery	Housing	—	—	—	—
Total unconsolidated entities carried at fair value		7,144	4,523	13,828	13,641
Unconsolidated entities carried at historical cost:
U.S. Manufactured Housing	Housing	(224)	—	(224)	—
Total unconsolidated entities carried at historical cost		(224)	—	(224)	—
Total		$6,920	$4,523	$13,604	$13,641
The following tables provide the combined summarized financial information of our unconsolidated entities as of the dates and for the periods set forth below ($ in thousands):

Balance Sheets:	June 30, 2026	December 31, 2025
Total assets	$5,732,798	$2,147,382
Total liabilities	7,533,965	1,420,923

Brookfield REIT’s share of net equity	92,575	143,520
Adjustments to arrive at fair value	38,960	24,268
Brookfield REIT’s outside basis	135,752	—
Total investments in unconsolidated entities	$267,287	$167,788

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statements:	2026	2025	2026	2025
Total revenues	$115,246	$26,686	$150,256	$55,390
Net loss	(341)	(11,699)	(1,374)	(14,782)

Brookfield REIT’s share of net loss	(190)	$(2,339)	(392)	(2,956)
Adjustments to arrive at fair value	7,348	6,862	14,234	16,597
Amortization of Brookfield REIT’s outside basis	(238)	—	(238)	—
Total gain from unconsolidated entities	$6,920	$4,523	$13,604	$13,641
5. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following as of June 30, 2026 and December 31, 2025 ($ in thousands):

Intangible assets:	June 30, 2026	December 31, 2025
In-place lease intangibles	$43,080	$28,587
Lease origination costs	18,181	11,983
Tax intangibles	5,249	5,249
Above-market lease intangibles	114	114
Total intangible assets	66,624	45,933
Accumulated amortization:
In-place lease intangibles	$(7,976)	$(6,797)
Lease origination costs	(5,133)	(4,713)
Tax intangibles	(3,018)	(2,681)
Above-market lease intangibles	(81)	(73)
Total accumulated amortization	(16,208)	(14,264)
Intangible assets, net	$50,416	$31,669

Intangible liabilities:
Below-market lease intangibles	$(38,489)	$(28,873)
Accumulated amortization	6,323	5,429
Intangible liabilities, net	$(32,166)	$(23,444)
The weighted average amortization periods of the Company’s intangible assets and intangible liabilities are 136 months and
182 months, respectively.
As of June 30, 2026, the estimated future amortization of the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2026 (remaining)	$1,620	$10	$1,206	$(1,361)
2027	3,323	7	2,440	(2,791)
2028	3,240	5	1,998	(2,791)
2029	3,190	5	1,800	(2,791)
2030	3,184	6	1,715	(2,791)
2031	2,489	—	1,496	(2,126)
Thereafter	18,058	—	4,624	(17,515)
Total	$35,104	$33	$15,279	$(32,166)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Real estate-related securities	$48,791	$56,033
Real estate-related loans	35,822	45,023
Derivative assets related to investments in real estate-related securities	33	—
Derivative liabilities related to investments in real estate-related securities	—	(3)
Total investments in real estate-related loans and securities	$84,646	$101,053
The Company’s investments in real estate-related securities consist of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and cross currency forward contracts related to its investments in real estate-
related securities.
The following tables detail the Company’s investments in real estate-related loans and securities as of June 30, 2026 and
December 31, 2025 ($ in thousands):

	June 30, 2026
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/ Allowance Adjustment (3)	Carrying Amount
Investments held at fair value
CMBS - floating	6	SOFR + 4.05%	April 2027	$26,117	$23,914	$25,071
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	5,192
RMBS - fixed	8	4.83%	October 2030	18,853	18,540	18,528
Cross currency forward contracts	2	N/A	July 2026	—	—	33
Total investments held at fair value	20	5.86%	February 2028	$68,383	$63,104	$48,824

Investments held at amortized cost
Real estate-related loans - fixed	3	9.92%	June 2028	$39,619	$(3,797)	$35,822
Total investments held at amortized cost	3	9.92%	June 2028	$39,619	$(3,797)	$35,822

Total investments in real estate-related loans and securities	23	7.34%	March 2028	$108,002	$59,307	$84,646

	December 31, 2025
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/ Allowance Adjustment (3)	Carrying Amount
Investments held at fair value
CMBS - floating	7	SOFR+3.91%	May 2027	$28,765	$25,985	$27,133
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	5,170
RMBS - floating	2	SOFR+1.76%	August 2030	2,499	2,501	2,504
RMBS - fixed	8	4.71%	January 2036	21,492	21,000	21,226
Cross currency forward contracts	1	N/A	January 2026	—	—	(3)
Total investments held at fair value	22	5.85%	October 2029	$76,169	$70,136	$56,030

Investments held at amortized cost
Real estate-related loans - floating	1	SOFR+8.15%	June 2026	$7,044	$—	$7,044
Real estate-related loans - fixed	3	9.92%	May 2028	42,013	(4,034)	37,979
Total investments held at amortized cost	4	10.22%	January 2028	$49,057	$(4,034)	$45,023

Total investments in real estate-related loans and securities	26	7.56%	February 2029	$125,226	$66,102	$101,053

(1)	As of June 30, 2026 and December 31, 2025, the U.S. Dollar denominated Secured Overnight Financing Rate (“SOFR”) was equal to 3.68% and 3.87%, respectively.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
(3)	Adjustments include the cumulative provision for current expected credit losses, unamortized fee income, and foreign currency translation adjustments attributable to real estate-related loans.
During the three and six months ended June 30, 2026, the Company recorded net realized and unrealized losses on its investments in real estate-related securities of $0.4 million and $0.1 million, respectively. During the three and six months ended June 30, 2025, the Company recorded net realized and unrealized gains of $0.1 million and $0.4 million, on its investments in real estate-related securities, respectively. Such amounts are recorded as components of Income from real estate-
related loans and securities on the Company’s Consolidated Statements of Operations.
The Company has recorded a provision for current expected credit losses related to certain of its real estate-related loans that are classified as held for investment and are recorded at amortized cost. For the three and six months ended June 30, 2026, the
Company recognized a reduction of $0.7 million to its estimated credit loss allowance to reflect loan paydowns and an increase in condo sales. For the three and six months ended June 30, 2025, the Company did not recognize any adjustments to its estimated credit loss allowance. The cumulative allowance adjustment is based on the expected timing of loan repayments, forecasted cash flows from the underlying collateral, and the current macroeconomic environment. The Company estimates its credit loss allowance primarily using the discounted cash flow method based on projected future principal cash flows for each individual loan. As of June 30, 2026 and December 31, 2025, the cumulative allowance for estimated credit loss was
$2.8 million and $3.5 million, respectively, and is included in Investments in real estate-related loans and securities, net on the
Company’s Consolidated Balance Sheets. There have been no write-offs related to the Company’s investments in real estate-
related loans.

7. Accounts and Other Receivables and Other Assets
The following tables summarize the components of Accounts and other receivables and Other assets in the Company’s
Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Straight-line rent receivables	$8,541	$7,538
Accounts receivable	2,952	2,677
Interest receivable	1,048	1,476
Total accounts and other receivables	$12,541	$11,691

	June 30, 2026	December 31, 2025
Trading securities	$16,543	$83,487
Derivative instruments	5,150	1,553
Prepaid expenses	2,610	2,951
Other	536	514
Total other assets	$24,839	$88,505
8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of Accounts payable, accrued expenses and other liabilities in the Company’s
Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Payable for unsettled purchase of trading securities	$16,544	$8,978
Accounts payable and accrued expenses	12,418	10,254
Stock repurchases payable	8,848	4,310
Real estate taxes payable	5,608	4,261
Tenant security deposits	4,175	4,171
Distributions payable	4,039	5,448
Accrued interest expense	1,908	1,783
Derivative instruments	1,526	2,342
Prepaid rent	1,524	1,304
Total accounts payable, accrued expenses and other liabilities	$56,590	$42,851

9. Mortgage Loans, Secured Credit Facilities and Affiliate Line of Credit
The following table summarizes the components of total indebtedness, net as of June 30, 2026 and December 31, 2025 ($ in
thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2026	December 31, 2025
Fixed rate loans:
Fixed rate mortgages	4.06%	November 2030	N/A	$500,420	$500,420
Total fixed rate loans				500,420	500,420
Variable rate loans:
Variable rate mortgages (3)	SOFR+1.72%	January 2029	N/A	602,021	479,561
Secured Credit Facility	SOFR+2.75%	May 2027	$250,000	—	—
SFR Secured Credit Facility(4)	SOFR+1.85%	April 2029	$185,000	129,973	129,973
Affiliate Line of Credit(5)	SOFR+2.25%	November 2026	$125,000	102,500	—
Total variable rate loans				834,494	609,534
Total indebtedness				1,334,914	1,109,954
Deferred financing costs, net				(8,434)	(6,447)
Total indebtedness, net				$1,326,480	$1,103,507

(1)	As of June 30, 2026 and December 31, 2025, SOFR was 3.68% and 3.87%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
(3)
Includes a $48.7 million mortgage loan that matures in December 2026 and a $279.3 million mortgage loan that matures in March
2027. Management intends to extend or refinance the mortgage loans prior to maturity.

(4)	As of June 30, 2026, borrowings on the SFR Secured Credit Facility (defined below) were secured by the single-family rental portfolio.
(5)
Borrowings under the Affiliate Line of Credit (defined below) bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin. Management has the option to extend the Affiliate Line of Credit, and plans on exercising the option prior to maturity.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of June 30, 2026 ($ in thousands):

Year	Amount(1)
2026 (remaining)	$49,286
2027	382,945
2028	117,794
2029	384,508
2030	86,374
2031	82,007
Thereafter	232,000
Total	$1,334,914

(1)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
The mortgage loans and Secured Credit Facilities are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include debt yield, and debt service coverage, among others. As of June 30, 2026, the Company is in compliance with all of its loan covenants that could result in a default under such agreements.

Mortgage Loans
During the six months ended June 30, 2026, the Company obtained variable-rate mortgage loans of $84.0 million and $39.0 million in connection with the acquisitions of a logistics property and data center property, respectively. During the year ended
December 31, 2025, the Company obtained a $23.7 million fixed-rate mortgage loan in connection with the refinancing of an office property and an $81.0 million fixed-rate mortgage loan from an affiliate of the Adviser in relation to a property held through the DST Program. The Company also obtained a $62.0 million floating-rate mortgage loan secured by five logistics properties. During the six months ended June 30, 2026, the Company repaid $0.5 million of mortgage loans related to principal amortization. During the year ended December 31, 2025, the Company repaid $107.0 million of mortgage loans, including full repayments of an $80.0 million mortgage loan secured by a multifamily property and a $26.5 million mortgage loan secured by an office property.
Secured Credit Facility
In November 2021, the Company entered into a credit agreement with a lender (the “Secured Credit Facility”) providing for a senior secured credit facility to be used for the acquisition or refinancing of properties. Borrowings on the Secured Credit
Facility are secured by certain properties owned by the Company.
In December 2022, the Secured Credit Facility was amended to increase the maximum aggregate principal amount to
$300.0 million with an interest rate of SOFR plus 2.00% and a maturity date of January 2025, which was extended to May
2025.
In May 2025, the Company refinanced the Secured Credit Facility with the lender. The maximum aggregate principal amount of the facility was amended to $250.0 million. The Secured Credit Facility bears interest at a rate of SOFR plus 2.75% and has a maturity date of May 2027.
During the six months ended June 30, 2026, and year ended December 31, 2025, there were no borrowings on the Secured
Credit Facility.
SFR Secured Credit Facility
In April 2025, the Company entered into a credit agreement with a lender (the “SFR Secured Credit Facility”) providing for a secured credit facility to be used for the acquisition or refinancing of the Company’s single-family rental properties.
Borrowings on the SFR Secured Credit Facility are secured by single-family rental properties owned by the Company. The facility has a total capacity of $185.0 million, of which $50.0 million is uncommitted but may be drawn for future acquisitions of single-family rental properties. The SFR Secured Credit Facility bears interest at a rate of SOFR plus 1.85% and has a maturity date of April 2028, with a one-year extension option. As of June 30, 2026 and December 31, 2025, there were $130.0 million of outstanding borrowings on the SFR Secured Credit Facility.
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
During the six months ended June 30, 2026, the Company borrowed $125.0 million and repaid $22.5 million on the Affiliate
Line of Credit. As of June 30, 2026 and December 31, 2025, outstanding borrowings on the Affiliate Line of Credit were
$102.5 million and $0.0 million, respectively. For the three and six months ended June 30, 2026, interest expense was $0.8 million. For the three and six months ended June 30, 2025, interest expense was insignificant.
10. Related Party Transactions
Advisory Agreement
Pursuant to the advisory agreement among the Adviser, the Operating Partnership and the Company (the “Advisory
Agreement”), the Adviser is entitled to a management fee as compensation for the services it provides to the Company and the
Operating Partnership. The Company pays the Adviser a management fee equal to 1.25% per annum of the Company’s NAV on its Class T, Class S, Class D, Class I and Class C shares of common stock, payable monthly. The Operating Partnership pays the Adviser a management fee equal to 1.25% per annum of the Operating Partnership’s NAV of its Class T, Class T-1, Class S,
Class S-1, Class D, Class D-1, Class I, Class I-1 and Class C units held by unitholders other than the Company, payable monthly. In addition, the Company and the Operating Partnership pay the Adviser a management fee equal to 1.25% per annum of the aggregate DST Property consideration, payable monthly, for all DST Properties subject to a fair market option held by the Operating Partnership. For the avoidance of doubt, the Adviser will not receive a duplicative management fee with respect to any DST Property. In calculating the management fee, the Company will use its NAV and the Operating Partnership’s NAV before giving effect to any accruals for the management fee, the performance fee, the stockholder servicing fee, the investor servicing fee or distributions payable on its shares or the Operating Partnership’s units. No management fee is paid with respect to Class E shares or Class E units.
The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock or units of the
Operating Partnership. To date, the Adviser has elected to receive the management fee in Class I and Class E shares of the
Company’s common stock. During the three and six months ended June 30, 2026, management fees earned by the Adviser were
$3.4 million and $6.7 million, respectively. During the three and six months ended June 30, 2025, management fees earned by the Adviser were $3.1 million and $6.3 million, respectively.
During the six months ended June 30, 2026, the Company issued 634,930 unregistered Class I shares of common stock to the
Adviser for the payment of management fees earned from December 2025 through May 2026. The Company also had an accrued payable of $1.2 million related to the management fee as of June 30, 2026, which is included in Due to affiliates on the
Company’s Consolidated Balance Sheets. During July 2026, the Adviser was issued 111,981 unregistered Class I shares as payment for the $1.2 million management fee accrued as of June 30, 2026.
The Adviser is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and
Class T shares of common stock (no performance fee is paid on the Class E shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory
Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or units of the Operating Partnership. In addition, the Operating Partnership will pay the Adviser a performance fee with respect to certain classes of units held by parties other than the Company paid annually in an amount equal to 12.5% of the total return, subject to a 5% hurdle amount and a high-water mark, with a catch-up. The Company did not recognize any performance fees during the three and six months ended June 30, 2026 and 2025.
Repurchase of Adviser Shares
During the six months ended June 30, 2026, the Company repurchased 639,467 shares of Class I common stock from the
Adviser outside of its share repurchase plan for total consideration of $6.6 million. During the six months ended June 30, 2025, the Company repurchased 543,484 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $5.8 million. The repurchases were related to shares that were previously issued to the Adviser as payment of management fees.
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
Affiliate Loans to DST Properties
In September 2024 and July 2025, the Company entered into mortgage loan agreements with an affiliate of Brookfield for borrowings of $67.0 million and $81.0 million, respectively. The loans are secured by multifamily properties that are part of the
DST Program. Under the terms of the loan agreements, each loan has a ten-year term and a fixed interest rate of 4.2%. In connection with the financings, the DST Properties paid aggregate loan origination fees of $1.5 million to the Brookfield affiliate, which are included in Mortgage loans and secured credit facilities, net on the Company’s Consolidated Balance
Sheets. For the three and six months ended June 30, 2026, the Company incurred $1.6 million and $3.1 million of interest expense related to these loans, respectively. For the three and six months ended June 30, 2025, the Company incurred $0.7 million and $1.4 million of interest expense related to these loans, respectively.
Assignments of Limited Partnership Interests from Brookfield Affiliate
The Company holds limited partnership interests in a Brookfield-managed fund through parallel investment vehicles that indirectly own certain investments in real estate with other third-party limited partners. In connection with these interests, the
Company has entered into assignment and assumption agreements with an affiliate of Brookfield, whereby the Company has been assigned the Brookfield affiliate’s interest. The Company’s limited partnership interests are subject to the same rights and obligations as other limited partners in the fund, but are not subject to management and performance fees.
In February 2025, the Company was assigned the Brookfield affiliate’s interest in the U.S. Diversified Logistics Portfolio I. The
Company paid no consideration for the assignment of the interest in the investment. In connection with the assignment, the
Company assumed the assignor’s future funding obligation to the fund related to the investment. In June 2026, the Company assigned a 0.2% interest in the fund related to the investment to the Brookfield affiliate for consideration of $0.8 million. The
Company currently holds a 19.2% interest in the Brookfield-managed fund related to the investment. As of June 30, 2026, the
Company has funded $47.3 million of capital to the Brookfield-managed fund related to its share of the investment.

In June 2025, the Company was assigned the Brookfield affiliate’s interest in the U.S. Diversified Logistics Portfolio II. The assignment was concurrent with the Brookfield-managed fund’s acquisition of the investment. In connection with the assignment, the Company assumed the assignor’s future funding obligation to the fund related to the investment. In June 2026, the Company assigned a 0.2% interest in the fund related to the investment back to the Brookfield affiliate for consideration of
$0.2 million. The Company current holds a 19.2% interest in the Brookfield-managed fund related to the investment. As of
June 30, 2026, the Company has funded $14.7 million of capital to the Brookfield-managed fund related to its share of the investment.
Investment in Limited Partnership Interest with Brookfield Affiliates
In June 2026, the Company made a $100.0 million commitment to a joint venture with other Brookfield-managed funds and third-party limited partners to acquire the U.S. Manufactured Housing investment. An affiliate of Brookfield is the manager of the venture and the Company owns a 1.9% effective interest in the underlying investment. As of June 30, 2026, the Company has funded $86.8 million of its commitment to the venture.
Real Estate-Related Loans and Securities Collateralized by Properties Owned by Brookfield Affiliates
The Company’s investments in real estate-related loans and securities include certain loans and securities that are collateralized by properties owned by other Brookfield-advised investment vehicles. The Company acquired such loans and securities from third parties on market terms. The Company has forgone all non-economic rights under these loans and securities, including voting rights, so long as the Brookfield-advised investment vehicles either own the properties collateralizing the underlying loans or have an interest in a different part of the capital structure of such loan or security.
The following table details the Company’s investments in real estate-related loans and securities that are collateralized by properties owned by other Brookfield-advised investment vehicles ($ in thousands):

	Fair Value		Income
	As of	As of	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2026	December 31, 2025	2026	2025	2026	2025
CMBS	$9,258	$8,997	$339	$198	$609	$307
Real estate-related loan	—	—	—	3,292	—	5,604
Total	$9,258	$8,997	$339	$3,490	$609	$5,911
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of the Company’s common stock and Operating Partnership units in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021. The Company and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which the
Company and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor at a price per unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares of common stock and Operating
Partnership units that it owns if doing so would bring the value of its equity holdings in the Company and the Operating
Partnership below $50.0 million. Pursuant to the terms of the Repurchase Arrangement, the Brookfield Investor may cause the
Company to repurchase its shares and or the Operating Partnership to repurchase its Operating Partnership units (above the
$50.0 million minimum), in an amount equal to the sum of (a) the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Public Offering and the Company’s private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. The Company will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under the share repurchase plan is not repurchased. During the three and six months ended June 30, 2026, the Company and the
Operating Partnership did not repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the
Brookfield Repurchase Arrangement. As of June 30, 2026, the aggregate value of the Brookfield Investor’s shares and units that are subject to the Brookfield Repurchase Arrangement was $155.9 million.

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
The following table summarizes the Company’s affiliate service provider expenses for the three and six months ended June 30,
2026 and 2025 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Property management fees(1)	$1,020	$868	$1,884	$1,729
Single-family rental leasing, maintenance and turnover oversight fees(1)	282	255	499	475
Capitalized construction management fees(2)	9	27	50	27
Capitalized single-family rental renovation oversight fees(2)	1	—	1	—
Reimbursed personnel costs(3)	2,414	2,109	4,693	4,257
Total	$3,726	$3,259	$7,127	$6,488

(1)	Included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company’s Consolidated Balance Sheets.
(3)
For the three and six months ended June 30, 2026, $2.0 million and $4.0 million, respectively, is included in Rental property operating expenses and $0.4 million and $0.7 million, respectively, is included in General and administrative expenses on the Company’s
Consolidated Statements of Operations. For the three and six months ended June 30, 2025, $1.5 million and $3.2 million, respectively, is included in Rental property operating expenses and $0.6 million and $1.1 million, respectively, is included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

Captive Insurance Company
Obsidian Mutual IC (“Obsidian”), a Brookfield affiliate, provides property insurance for certain of the Company’s properties.
For the three and six months ended June 30, 2026 and 2025, the Company incurred $0.1 million and $0.2 million, respectively, for insurance premiums provided by Obsidian.

Onyx Mutual Insurance IC (“Onyx”), a Brookfield affiliate, provides liability insurance for certain of the Company’s properties. For the three and six months ended June 30, 2026, the Company incurred $0.1 million and $0.2 million, respectively, for insurance premiums provided by Onyx. For the three and six months ended June 30, 2025, the Company incurred an insignificant amount for insurance premiums provided by Onyx.
Argo Re. Ltd. (“Argo”), a Brookfield affiliate, provides excess property insurance for certain of the Company’s properties. For the three and six months ended June 30, 2026 and 2025, the Company incurred an insignificant amount and nil, respectively, for insurance premiums paid to Argo.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), a Brookfield affiliate, provides title insurance for certain of the Company’s properties.
Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with the Company acquiring or financing its properties. For the three and six months ended June 30, 2026, the Company incurred $0.0 million and $0.1 million, respectively, for title services provided by Horizon. For the three and six months ended
June 30, 2025, the Company incurred an insignificant amount for title services provided by Horizon.
Terrorism Insurance Provider
Liberty IC Casualty LLC (“Liberty”), a Brookfield affiliate, provides terrorism insurance for certain of the Company’s properties. For the six months ended June 30, 2026 and 2025, the Company incurred nil and an insignificant amount, respectively, for insurance premiums provided by Liberty IC Casualty LLC.
On March 31, 2025, Obsidian started providing terrorism insurance for certain of the Company's properties. For the three and six months ended June 30, 2026, the Company incurred an insignificant amount for insurance premiums paid to Obsidian.
Submetering Services
Metergy, a Brookfield affiliate, provides submetering services to certain of the Company’s properties. For the three and six months ended June 30, 2026 and 2025, the fee incurred by the Company was an insignificant amount.
Due to Affiliates
The following table details the amounts due to affiliates as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Accrued stockholder servicing fee	$10,806	$12,937
Advanced organization and offering costs	2,935	4,295
Stock repurchase payable to the Adviser for management fees	3,368	3,271
Other(1)	1,311	3,221
Accrued management fee	1,161	1,088
Accrued affiliate service provider expenses	1,973	1,831
OP units distributions payable	76	193
Total	$21,630	$26,836

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.
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

Interest Rate Contracts
Certain of the Company’s transactions expose the Company to interest rate risks, which include exposure to variable interest rates on certain loans secured by the Company’s real estate. Additionally, the Company is exposed to interest rate risk on certain of its investments in real estate-related securities that interest income will increase or decrease depending on interest rate movements. The Company uses derivative financial instruments, which include interest rate caps and swaps, and may also include options, floors, and other interest rate derivative contracts, to limit the Company’s exposure to the future variability of interest rates.
The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk ($ in thousands):

	June 30, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike Price	Index	Weighted Average Maturity (Years)
Interest rate caps - property debt	6	$609,270	5.06%	SOFR	0.7
Interest rate swaps - property debt	3	223,000	3.44%	SOFR	2.7
Total	9	$832,270	4.62%		1.3

	December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike Price	Index	Weighted Average Maturity (Years)
Interest rate caps - property debt	6	$618,111	5.20%	SOFR	0.4
Interest rate swaps - property debt	1	100,000	3.70%	SOFR	0.7
Total	7	$718,111	4.99%		0.5
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
The following tables detail the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (£ in thousands):

	June 30, 2026
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount
Cross currency swap - investments in unconsolidated entities	1	£63,400
Cross currency swap - investments in real estate-related securities, net	1	£24,250
Foreign currency forward contract - investments in real estate-related securities, net	2	£1,113

	December 31, 2025
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount
Cross currency swap - investments in unconsolidated entities	1	£63,400
Cross currency swap - investments in real estate-related securities, net	1	£29,250
Foreign currency forward contract - investments in real estate-related securities, net	1	£1,383

Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

		Fair Value of Derivatives in an Asset Position		Fair Value of Derivatives in a Liability Position
Type of Derivative	Financial Statement Line	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Interest rate derivatives	Other assets/accounts payable, accrued expenses and other liabilities	$3,756	$549	$4	$134
Cross currency swap - investment in unconsolidated entities	Other assets/accounts payable, accrued expenses and other liabilities	—	—	798	1,336
Cross currency swaps - real estate related loans and securities, net	Other assets/accounts payable, accrued expenses and other liabilities	1,394	1,004	724	872
Foreign currency forward contract	Investments in real estate- related loans and securities, net	42	—	9	3
Total		$5,192	$1,553	$1,535	$2,345

The following tables detail the effect of the Company’s derivative financial instruments in the Company’s Consolidated
Statements of Operations ($ in thousands):

		For the Three Months Ended June 30,
Type of Derivative	Financial Statement Line	2026	2025
Interest rate caps - property debt	Other income, net	$61	$(17)
Interest rate swaps - property debt	Other income, net	1,498	(83)
Interest rate swaps - investments in real estate- related securities	Income from real estate-related loans and securities	—	(3)
Foreign currency forward contracts	Income from real estate-related loans and securities	(9)	(146)
Cross currency swaps - investments in unconsolidated entities	Gain from unconsolidated entities	(1,239)	(5,061)
Cross currency swaps - real estate related loans and securities, net	Income from real estate-related loans and securities	1,003	—
Total		$1,314	$(5,310)

		For the Six Months Ended June 30,
Type of Derivative	Financial Statement Line	2026	2025
Interest rate caps - property debt	Other income, net	$121	$15
Interest rate swaps - property debt	Other income, net	2,281	(507)
Interest rate swaps - investments in real estate- related securities	Income from real estate-related loans and securities	—	82
Foreign currency forward contracts	Income from real estate-related loans and securities	27	(146)
Cross currency swaps - investments in unconsolidated entities	Gain from unconsolidated entities	442	(7,599)
Cross currency swaps - real estate related loans and securities, net	Income from real estate-related loans and securities	1,933	—
Total		$4,804	$(8,155)

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
	1,050,000
Common Stock
The following table details the changes in the Company’s outstanding shares of common stock for the six months ended June
30, 2026 (in thousands):

	Six Months Ended June 30, 2026
	Class S	Class I	Class D	Class T	Class C	Class E	Total
December 31, 2025	24,982	57,394	98	20	6,156	3,948	92,598
Common stock issued(1)	312	1,461	1	15	25	100	1,914
Distribution reinvestment	379	1,095	—	—	—	140	1,614
Common stock repurchased	(2,978)	(2,161)	(4)	—	(769)	(13)	(5,925)
June 30, 2026	22,695	57,789	95	35	5,412	4,175	90,201

(1)	Includes conversions between share classes.

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

The following table details the aggregate net distributions declared for each applicable class of common stock for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2024	$0.2024	$0.2024	$0.2024	$0.2024	$0.2024
Stockholder servicing fee per share of common stock	(0.0218)	—	(0.0065)	(0.0222)	—	—
Management fee per share of common stock	(0.0369)	(0.0374)	(0.0377)	(0.0377)	(0.0362)	—
Net distributions declared per share of common stock	$0.1437	$0.1650	$0.1582	$0.1425	$0.1662	$0.2024

	Six Months Ended June 30, 2026
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.4183	$0.4183	$0.4183	$0.4183	$0.4183	$0.4183
Stockholder servicing fee per share of common stock	(0.0433)	—	(0.0129)	(0.0440)	—	—
Management fee per share of common stock	(0.0731)	(0.0739)	(0.0745)	(0.0745)	(0.0717)	—
Net distributions declared per share of common stock	$0.3019	$0.3444	$0.3309	$0.2998	$0.3466	$0.4183
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders will have their cash distributions attributable to the shares they own automatically reinvested in additional shares of common stock; provided, however, that clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan and stockholders that are residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to participate in the distribution reinvestment plan. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued pursuant to the distribution reinvestment plan. During the six months ended June 30, 2026 and 2025, $16.7 million and $6.8 million of distributions were reinvested for 1,614,476 and 637,530 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purposes. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and an annual dividend payable ranging between 12.0% and 12.5%. As of June 30, 2026, there were $625,000 of preferred non-voting shares outstanding.
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
Redeemable Non-controlling Interests
The Brookfield Investor holds Class E units, and previously Class I-1 units, of the Operating Partnership in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021 and subsequent cash contributions to the
Operating Partnership pursuant to a subscription agreement. Because the Brookfield Investor has the ability to redeem its
Operating Partnership units for shares of common stock or cash, subject to certain restrictions, the Company has classified the units held by the Brookfield Investor as Redeemable non-controlling interest in mezzanine equity on the Company’s

Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period.
The following table summarizes the Redeemable non-controlling interest activity for the three and six months ended June 30,
2026 and 2025 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of the period	$980	$296,074	$960	$302,743
Distributions	(21)	(5,158)	(40)	(10,227)
Distributions reinvested	21	5,127	41	10,172
GAAP net (loss) income allocation	—	(251)	(3)	559
Fair value allocation	35	3,581	57	(3,874)
Ending balance	$1,015	$299,373	$1,015	$299,373
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
During the six months ended June 30, 2026 and 2025, the Company repurchased 5,285,673 and 5,855,473 shares of common stock representing a total of $54.2 million and $62.1 million, respectively, under its share repurchase plan.
The Company satisfied all repurchase requests during the six months ended June 30, 2026 and 2025.
13. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.
As of June 30, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
The Company may, from time to time, enter into payment guarantees related to mortgage loans at its investments in unconsolidated entities. As of June 30, 2026, the Company has a payment guarantee of $1.6 million.
The Company has unfunded capital commitment obligations related to its limited partnership interests in the U.S. Diversified
Logistics Portfolio I, the U.S. Diversified Logistics Portfolio II, and the U.S. Manufactured Housing investment. As of June 30,
2026, the Company’s aggregate future capital funding requirements are estimated to be approximately $20.3 million.
14. Leases
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s housing, office, logistics, and net lease properties. Leases at the Company’s office, logistics, and net lease properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its office, logistics, and net lease properties primarily consists of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s rental housing properties primarily consist of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities.
The following table details the components of operating lease income from leases in which the Company is the lessor for the periods set forth below ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease payments	$34,450	$30,454	$65,390	$61,101
Variable lease payments	2,925	1,807	5,237	4,115
Total rental revenues	$37,375	$32,261	$70,627	$65,216
The following table details the undiscounted future minimum rents the Company expects to receive for its office, logistics, and net lease properties as of June 30, 2026. The table below excludes the Company’s housing and single-family rental properties as substantially all leases are shorter term in nature ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	$20,957
2027	41,842
2028	41,715
2029	40,286
2030	38,010
2031	31,825
Thereafter	132,894
Total	$347,529

15. Segment Reporting
As of June 30, 2026, the Company operates in seven reportable segments: housing, office, logistics, single-family rental, net lease, data centers and real estate-related loans and securities. Student housing and manufactured housing have been combined with multifamily housing as they do not meet materiality thresholds for a separate reportable segment. The Company continually evaluates the financial information used by the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM receives periodic reporting summarizing the Company’s portfolio of investments and related performance. These reports include information on the Company’s allocation of assets by sector and investment type. The sectors identified in these reports are: housing, office, logistics, single-family rental, net lease, data centers, and real estate-related loans and securities. The CODM uses segment net operating income (“Segment NOI”) as the primary financial measure when reviewing the portfolio performance. Segment NOI is defined by the Company as total property revenue less direct property expenses plus income from real estate-related loans and securities adjusted for any losses from real estate-related loans and securities. Segment NOI is a non-GAAP measure, and is reconciled to the GAAP measure Net loss below.
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
Effective June 30, 2026, data centers was established as a new reportable segment after the acquisition of a property in May
2026. Additionally, multifamily/student housing has been changed to housing. The housing segment also includes manufactured housing since it does not meet materiality thresholds for a separate reportable segment.
The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment NOI is the key performance metric that captures the unique operating characteristics of each segment.
The following table sets forth total assets by segment ($ in thousands):

	June 30, 2026	December 31, 2025
Housing	$1,059,983	$984,316
Office	34,273	34,997
Logistics	346,979	176,507
Single-Family Rental	209,800	211,813
Net Lease	412,652	411,962
Data Centers	98,898	—
Real estate-related loans and securities	84,646	101,053
Total assets for reportable segments	2,247,231	1,920,648
Other (Corporate)	53,708	109,889
Total assets	$2,300,939	$2,030,537

The following table sets forth the financial results by segment for the three months ended June 30, 2026 ($ in thousands):

	Housing	Office	Logistics	Single- Family Rental	Net Lease	Data Centers	Real estate- related loans and securities	Total
Revenues:
Rental revenues	$20,124	$1,563	$5,345	$4,395	$5,044	$904	$—	$37,375
Other revenues	4,065	—	—	205	12	—	—	4,282
Total revenues	24,189	1,563	5,345	4,600	5,056	904	—	41,657

Expenses:
Rental property operating	10,364	887	1,095	2,101	779	142	—	15,368
Total expenses	10,364	887	1,095	2,101	779	142	—	15,368
Income from real estate-related loans and securities	—	—	—	—	—	—	2,024	2,024
Gain (loss) from unconsolidated entities	(224)	—	4,285	—	2,859	—	—	6,920
Segment net operating income	$13,601	$676	$8,535	$2,499	$7,136	$762	$2,024	$35,233

Other income, net								$1,699
Depreciation and amortization								(14,488)
General and administrative expenses								(1,535)
Management fee								(3,371)
Interest expense								(16,331)
Net income								$1,207
Net income attributable to non-controlling interests in consolidated joint ventures								(1,991)
Net income attributable to non-controlling interests - preferred stockholders								(77)
Net loss attributable to non-controlling interests in the Operating Partnership								15
Net loss attributable to stockholders								$(846)
The following table sets forth the financial results by segment for the three months ended June 30, 2025 ($ in thousands):

	Housing	Office	Logistics	Single- Family Rental	Net Lease	Data Centers	Real estate- related loans and securities	Total
Revenues:
Rental revenues	$20,169	$1,417	$2,020	$3,455	$5,200	$—	$—	$32,261
Other revenues	3,804	—	7	154	11	—	—	3,976
Total revenues	23,973	1,417	2,027	3,609	5,211	—	—	36,237

Expenses:
Rental property operating	9,282	786	508	1,934	1,138	—	—	13,648
Total expenses	9,282	786	508	1,934	1,138	—	—	13,648
Income from real estate-related loans and securities	—	—	—	—	—	—	5,260	5,260
Gain from unconsolidated entities	—	—	2,166	—	2,357	—	—	4,523
Segment net operating income	$14,691	$631	$3,685	$1,675	$6,430	$—	$5,260	$32,372

Other income, net								$238
Depreciation and amortization								(13,133)
General and administrative expenses								(2,018)
Management fee								(3,099)
Interest expense								(14,824)
Net loss								$(464)
Net income attributable to non-controlling interests in consolidated joint ventures								$(297)
Net income attributable to non-controlling interests - preferred stockholders								(77)
Net loss attributable to redeemable non-controlling interests								251
Net loss attributable to stockholders								$(587)

The following table sets forth the financial results by segment for the six months ended June 30, 2026 ($ in thousands):

	Housing	Office	Logistics	Single- Family Rental	Net Lease	Data Centers	Real estate- related loans and securities	Total
Revenues:
Rental revenues	$40,205	$3,016	$7,746	$8,668	$10,088	$904	$—	$70,627
Other revenues	6,867	—	—	414	23	—	—	7,304
Total revenues	47,072	3,016	7,746	9,082	10,111	904	—	77,931

Expenses:
Rental property operating	20,380	1,660	1,713	4,435	1,558	142	—	29,888
Total expenses	20,380	1,660	1,713	4,435	1,558	142	—	29,888
Income from real estate-related loans and securities	—	—	—	—	—	—	4,389	4,389
Gain (loss) from unconsolidated entities	(224)	—	8,233	—	5,595	—	—	13,604
Segment net operating income	$26,468	$1,356	$14,266	$4,647	$14,148	$762	$4,389	$66,036

Other income, net								$3,215
Depreciation and amortization								(28,550)
General and administrative expenses								(3,630)
Management fee								(6,665)
Interest expense								(30,339)
Net income								$67
Net income attributable to non-controlling interests in consolidated joint ventures								$(3,390)
Net income attributable to non-controlling interests - preferred stockholders								(77)
Net loss attributable to redeemable non-controlling interests								3
Net loss attributable to non-controlling interest in the Operating Partnership								57
Net loss attributable to stockholders								$(3,340)
The following table sets forth the financial results by segment for the six months ended June 30, 2025 ($ in thousands):

	Housing	Office	Logistics	Single- Family Rental	Net Lease	Data Centers	Real Estate- Related Loans and Securities	Total
Revenues:
Rental revenues	$40,973	$2,873	$3,990	$6,981	$10,399	$—	$—	$65,216
Other revenues	6,182	2	11	324	22	—	—	6,541
Total revenues	47,155	2,875	4,001	7,305	10,421	—	—	71,757

Expenses:
Rental property operating	18,577	1,574	1,045	3,825	2,247	—	—	27,268
Total expenses	18,577	1,574	1,045	3,825	2,247	—	—	27,268
Income from real estate-related loans and securities	—	—	—	—	—	—	9,349	9,349
Gain from unconsolidated entities	—	—	9,928	—	3,713	—	—	13,641
Segment net operating income	$28,578	$1,301	$12,884	$3,480	$11,887	$—	$9,349	$67,479

Other income, net								$458
Depreciation and amortization								(26,269)
General and administrative expenses								(3,563)
Management fee								(6,290)
Interest expense								(29,348)
Net income								$2,467
Net income attributable to non-controlling interests in consolidated joint ventures								$(417)
Net income attributable to non-controlling interests - preferred stockholders								(77)
Net income attributable to redeemable non- controlling interests								(559)
Net income attributable to stockholders								$1,414

16. Subsequent Events
In July 2026, a Brookfield affiliate assigned the Company an 18.7% limited partnership interest in a Brookfield-managed fund related to an investment in a diversified logistics portfolio. In connection with the assignment, the Company assumed the assignor’s future funding obligation to the fund related to the investment. In July 2026, the Company funded $42.4 million of capital to the Brookfield-managed fund related to its share of the investment.

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
We are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management
Ltd. (together with its affiliates, “Brookfield”). We are structured as an umbrella partnership real estate investment trust
UPREIT, which means that we own substantially all of our assets through our operating partnership, Brookfield REIT
Operating Partnership L.P. (the “Operating Partnership”), a Delaware limited partnership, of which our wholly owned subsidiary is the sole general partner.
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
In addition to the Public Offering, we are conducting private offerings of Class I and Class C shares to feeder vehicles that offer interests in such vehicles to non-U.S. persons. The offer and sale of Class I and Class C shares to the feeder vehicles is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S promulgated thereunder. We are also offering Class E shares to Brookfield and its affiliates, certain of their employees, and our independent directors in one or more private offerings. The offer and sale of Class E shares is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D promulgated thereunder.
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

As of August 12, 2026, we have received cumulative net proceeds of $1.2 billion, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our common stock in our Public Offering and our private offerings.
We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019, and we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of June 30, 2026, we owned 21 investments in real estate, 18 investments in real estate-related securities, three investments in real estate-related loans, three forward currency swaps related to investments in real estate-related loans and securities, five investments in unconsolidated real estate ventures and one forward currency swap related to investments in unconsolidated real estate ventures. We currently operate in seven reportable segments: housing, office, logistics, single-family rental, net lease, data centers and real estate-related loans and securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties or real estate-
related loans.
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
We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We have not allocated specific amounts of the net proceeds from the DST Program for any specific purpose. As of June 30, 2026, we have raised approximately $212.3 million of aggregate gross proceeds from our DST Program.
Recent Developments
Business Outlook
Real estate fundamentals remain strong in most sectors, with vacancy rates at or below historical norms amidst steady tenant demand. Fundamentals continue to strengthen in sectors such as logistics and housing, where limited new supply and resilient demand are contributing to improving operating performance.
Property valuations have largely stabilized and continue to reflect the broader real estate recovery, anchored by increased transaction activity and availability of capital. Recent uncertainty regarding global geopolitical conflicts, U.S. trade policy and persistent inflationary pressures have contributed to increased volatility in public markets. While the potential impact on real estate is still uncertain, high-quality properties with strong operating cash flows and stable occupancy should remain resilient through a period of instability. Additionally, new construction starts have declined sharply in recent years due to higher development costs, which should lead to tightening fundamentals and further tailwinds for private real estate.
With this backdrop, we believe the current environment should present attractive investment opportunities to capture the continuing real estate recovery. During the quarter, we acquired our first data center investment, 255 Caspian Drive, a 125,000-
square-foot, 6.5-megawatt power-shell facility in Sunnyvale, California, for $90.3 million. We also acquired an interest in a large manufactured housing portfolio for an initial equity investment of $87 million. We continue to see an active acquisition pipeline for high-quality real estate properties at attractive pricing and are well-positioned for further acquisition activity with
$380.8 million of liquidity as of June 30, 2026.
Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.
Q2 2026 Highlights
Operating and Capital Raising Results:
•Year-to-date total returns through June 30, 2026, excluding upfront selling commissions, were 4.39% for Class S shares, 4.81% for Class I shares, 4.66% for Class D shares and 4.36% for Class T shares. Positive performance for the quarter was attributable to the net operating income generated by our highly-leased portfolio of investments, as well as property valuation gains in certain sectors, including logistics and manufactured housing. Total return is calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares.
•Annualized total returns from inception through June 30, 2026, excluding upfront selling commissions, were 5.52%
for Class S shares, 6.54% for Class I shares, -0.34% for Class D shares and 3.35% for Class T shares. Since inception returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued. Since inception returns for Class T shares are calculated from February 1, 2025, the date the first Class T shares were issued.
•Raised $7.3 million of gross proceeds from the sale of our common stock through public and private offerings during the three months ended June 30, 2026. Additionally, we raised $66.1 million through our DST Program during the quarter.
•Declared monthly net distributions totaling $14.7 million during the three months ended June 30, 2026. As of June 30,
2026, the annualized net distribution rate was 4.48% for Class S shares, 5.26% for Class I shares, 4.95% for Class D shares and 4.36% for Class T shares.
•Reinvested distributions of $16.7 million during the three months ended June 30, 2026.
Investing and Financing Activity:
•In May 2026, we acquired 255 Caspian Drive, a 125,000-square-foot, 6.5-megawatt powered-shell facility in
Sunnyvale, California, for approximately $90.3 million, excluding closing costs. In connection with the acquisition, we obtained a $39 million mortgage loan. The property provides mission-critical digital infrastructure in a high-demand market with significant barriers to new supply. The building and its connection to the power grid are owned by us, while the internal technology infrastructure is owned and maintained by the tenant. The property is leased on a net-
lease basis to an investment-grade tenant, with annual rent escalators.
•In June 2026, we acquired an interest in the U.S. Manufactured Housing investment, a large portfolio of residential communities located across several U.S. markets, for an initial equity investment of approximately $87 million. This investment expands our exposure to a needs-based housing segment with resilient demand and attractive affordability characteristics.
•During the quarter we borrowed $125.0 million on the Affiliate Line of Credit to fund investment acquisitions and repaid $22.5 million from proceeds raised through the DST Program.
Current Portfolio:
•As of June 30, 2026, our investment portfolio, based on the NAV of our investments, consisted of 90% real estate properties and 10% real estate-related loans and securities. NAV is measured as the fair value of our investments less any mortgages or debt obligations related to such investments. There is no indebtedness on our real estate-related debt investments.
•Our real estate properties as of June 30, 2026, based on the total asset value of our properties measured at fair value, consisted of multifamily (39%), net lease (18%), logistics (18%), single-family rental (9%), manufactured housing
(8%) student housing (4%), data center (3%) and office (1%).

•As of June 30, 2026, our real estate-related loans and securities consisted of 21 investments with an aggregate fair value of $86.3 million.
Portfolio
Investments in Real Estate
The following table provides information regarding our portfolio of real estate properties as of June 30, 2026 ($ in millions):

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Multifamily	April 2019	90%	$59.2	448	91%
Arbors of Las Colinas	Dallas, TX	Multifamily	December 2020	90%	63.5	408	96%
1110 Key Federal Hill	Baltimore, MD	Multifamily	September 2021	100%	73.6	224	91%
Domain	Orlando, FL	Multifamily	November 2021	100%	74.1	324	93%
The Burnham	Nashville, TN	Multifamily	November 2021	100%	129.0	328	96%
Flats on Front	Wilmington, NC	Multifamily	December 2021	100%	97.5	273	96%
Verso	Beaverton, OR	Multifamily	December 2021	100%	74.0	172	96%
2626 South Side Flats	Pittsburgh, PA	Multifamily	January 2022	100%	90.0	264	94%
The Parker at Huntington Metro(5)	Alexandria, VA	Multifamily	March 2022	100%	136.0	360	94%
Briggs + Union(5)	Mount Laurel, NJ	Multifamily	April 2022	100%	158.0	490	97%
Single-Family Rentals	Various	Single-Family Rental	Various	100%	210.7	787	92%
Reflection	Atlanta, GA	Student Housing	June 2024	97%	116.0	741	84%
U.S. Manufactured Housing(7)	Various	Manufactured Housing	June 2026	2%	86.8	83,514	92%
Principal Place(6)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	93%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
U.S. Diversified Logistics Portfolio I(7)	Various	Logistics	February 2025	19%	41.5	9,384,444	88%
U.S. Diversified Logistics Portfolio II(7)	Various	Logistics	June 2025	19%	14.4	1,926,759	90%
34 Market Street(5)	Everett, MA	Logistics	March 2026	100%	155.4	221,856	100%
255 Caspian Drive(5)	Sunnyvale, CA	Data Center	May 2026	100%	90.3	119,756	100%
Total					$2,246.4

(1)
Investments in real estate properties include our consolidated property investments and our unconsolidated investments in Principal
Place, U.S. Diversified Logistics Portfolio I, U.S. Diversified Logistics Portfolio II and U.S. Manufactured Housing.

(2)
The joint venture agreements entered into by us (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.

(3)	Excludes acquisition costs.
(4)
For multifamily and student housing investments, occupancy represents the percentage of all leased units divided by the total available units as of June 30, 2026. Single-family rentals occupancy represents all occupied homes divided by the total stabilized homes as of the date indicated. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of June 30, 2026.

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
(7)
Held through a limited partnership interest in a Brookfield-managed fund that owns the investments. Purchase price represents the aggregate amount of capital funded to the limited partnership by us as of June 30, 2026.

Investments in Real Estate-Related Loans and Securities
The following table details our investments in real estate-related loans and securities as of June 30, 2026 ($ in thousands):

	June 30, 2026
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/ Allowance Adjustment (3)	Carrying Amount
Investments held at fair value
CMBS - floating	6	SOFR + 4.05%	April 2027	$26,117	$23,914	$25,071
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	5,192
RMBS - fixed	8	4.83%	October 2030	18,853	18,540	18,528
Cross currency forward contracts	2	N/A	July 2026	—	—	33
Total investments held at fair value	20	5.86%	February 2028	$68,383	$63,104	$48,824

Investments held at amortized cost
Real estate-related loans - fixed	3	9.92%	June 2028	39,619	(3,797)	35,822
Total investments held at amortized cost	3	9.92%	June 2028	$39,619	$(3,797)	$35,822

Total investments in real estate-related loans and securities	23	7.34%	March 2028	$108,002	$59,307	$84,646

(1)	As of June 30, 2026 SOFR was equal to 3.68%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
(3)	Adjustments include the cumulative provision for current expected credit losses, unamortized fee income, and a foreign currency translation adjustment attributable to real estate-related loans.
Lease Expirations
The following table details the expiring leases at our consolidated office, logistics, and net lease properties by annualized base rent and square footage as of June 30, 2026 ($ and square feet data in thousands). The table below excludes our housing and single-family rental properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	7	$1,429	3%	42	2%
2027	6	788	2%	46	3%
2028	10	1,678	4%	76	4%
2029	11	2,241	5%	182	10%
2030	13	6,967	16%	240	13%
2031	7	1,072	3%	56	3%
2032	1	1,414	3%	211	11%
2033	2	112	—%	3	—%
2034	1	1,491	4%	300	16%
2035	1	15,514	37%	460	25%
Thereafter	1	9,557	23%	222	13%
Total	60	$42,263	100%	1,838	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025		$2026	2025	$
Revenues
Rental revenues	$37,375	$32,261	$5,114	$70,627	$65,216	$5,411
Other revenues	4,282	3,976	306	7,304	6,541	763
Total Revenues	41,657	36,237	5,420	77,931	71,757	6,174
Expenses
Rental property operating	15,368	13,648	1,720	29,888	27,268	2,620
General and administrative	1,535	2,018	(483)	3,630	3,563	67
Management fee	3,371	3,099	272	6,665	6,290	375
Depreciation and amortization	14,488	13,133	1,355	28,550	26,269	2,281
Total Expenses	34,762	31,898	2,864	68,733	63,390	5,343
Other Income (Expense)
Income from real estate-related loans and securities	2,024	5,260	(3,236)	4,389	9,349	(4,960)
Interest expense	(16,331)	(14,824)	(1,507)	(30,339)	(29,348)	(991)
Gain from unconsolidated entities	6,920	4,523	2,397	13,604	13,641	(37)
Other income, net	1,699	238	1,461	3,215	458	2,757
Total Other Expense	(5,688)	(4,803)	(885)	(9,131)	(5,900)	(3,231)
Net Income (Loss)	$1,207	$(464)	$1,671	$67	$2,467	$(2,400)
Net income attributable to non-controlling interests in consolidated joint ventures	(1,991)	(297)	(1,694)	(3,390)	(417)	$(2,973)
Net income attributable to non-controlling interests - preferred stockholders	(77)	(77)	—	(77)	(77)	—
Net (income) loss attributable to redeemable non-controlling interests	—	251	(251)	3	(559)	562
Net loss attributable to non-controlling interests in the Operating Partnership	15	—	15	57	—	57
Net (Loss) Income Attributable to Brookfield REIT Stockholders	$(846)	$(587)	$(259)	$(3,340)	$1,414	$(4,754)
Per common share data:
Net (loss) income per share of common stock - basic and diluted	$(0.01)	$(0.01)	$—	$(0.04)	$0.02	$(0.06)
Revenues
Revenues primarily consist of base rent arising from tenant leases at our housing, single-family rental, net lease, data centers, office and logistics properties. During the three and six months ended June 30, 2026, revenues increased $5.4 million to $41.7 million and increased $6.2 million to $77.9 million compared to the three and six months ended June 30, 2025. The increase was primarily due to incremental rental revenue generated from properties acquired during 2025 and 2026.
The components of revenue during these periods are as follows ($ in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025		$2026	2025	$
Rental revenue	$34,232	$30,103	$4,129	$65,049	$60,704	$4,345
Ancillary income and fees	4,282	3,976	306	7,304	6,541	763
Tenant reimbursements	3,143	2,158	985	5,578	4,512	1,066
Total revenues	$41,657	$36,237	$5,420	$77,931	$71,757	$6,174
Rental property operating expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. During the three and six months ended June 30, 2026, rental property operating expenses increased $1.7 million to $15.4 million and increased

$2.6 million to $29.9 million, respectively, compared to the three and six months ended June 30, 2025. The increase is primarily driven by higher real estate taxes at our housing properties, as well as additional operating expenses attributable to acquisition activity in 2025 and 2026, partially offset by a decrease in real estate taxes at our net lease properties.
General and administrative expenses
General and administrative expenses are corporate-level expenses that relate mainly to our professional, compliance and administration costs, including legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the three and six months ended June 30, 2026, general and administrative expenses decreased $0.5 million to $1.5 million and increased $0.1 million to $3.6 million, respectively, compared to the three and six months ended
June 30, 2025. The decrease in general and administrative expenses in the three months ended June 30, 2026, compared to the corresponding prior period was primarily due to a reduction in tax and compliance expenses. The increase in general and administrative expenses in the six months ended June 30, 2026, compared to the corresponding prior period was primarily driven by an increase in filing fees, offset by a decrease in tax and compliance expenses.
Management fee
Management fees are earned by our Adviser for providing services pursuant to the advisory agreement among the Adviser, the
Operating Partnership and the Company (the “Advisory Agreement”). During the three and six months ended June 30, 2026, management fees increased $0.3 million to $3.4 million and increased $0.4 million to $6.7 million, respectively, compared to the three and six months ended June 30, 2025. Management fees are calculated based on our aggregate NAV of Class S, Class I,
Class D, Class C and Class T shares (no management fees are paid on Class E shares) and aggregate DST Property consideration, and are paid monthly. The Operating Partnership pays the Adviser a management fee equal to 1.25% per annum of the Operating Partnership’s NAV of its Class T, Class T-1, Class S, Class S-1, Class D, Class D-1, Class I, Class I-1 and
Class C units held by unitholders other than the Company, payable monthly. The increase in management fees was due to higher aggregate DST Property consideration during the current period.
Depreciation and amortization
During the three and six months ended June 30, 2026, depreciation and amortization expense increased $1.4 million to $14.5 million and increased $2.3 million to $28.6 million, respectively, compared to the three and six months ended June 30, 2025.
The increase was primarily attributable to a larger asset base resulting from acquisition activity, as well as the accelerated depreciation associated with the early termination of a lease at our office property.
Income from real estate-related loans and securities
During the three and six months ended June 30, 2026, income from real estate-related loans and securities decreased $3.2 million to $2.0 million and decreased $5.0 million to $4.4 million, respectively, compared to the three and six months ended
June 30, 2025. The decrease in the most recent three and six month periods is primarily attributable to the repayment of a real estate-related loan, which resulted in a decline in related interest income, and sales of real estate-related securities, partially offset by an increase in interest income from the acquisition of a real estate-related loan. As of June 30, 2026, the weighted average coupon of our investments in real estate-related loans and securities was 7.34% compared to 9.24% as of June 30,
2025.
Interest expense
Interest expense is primarily related to interest incurred on our mortgage loans, credit agreement with a lender secured by certain of our properties (the “Secured Credit Facility”), a credit agreement with a lender secured by our single-family rental properties (the “SFR Secured Credit Facility”) and a partially committed line of credit from an affiliate of Brookfield (the
“Affiliate Line of Credit”). Interest expense increased $1.5 million to $16.3 million and increased $1.0 million to $30.3 million during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025.
The increase is primarily attributable to financings on new property acquisitions and interest incurred on borrowings under the
Affiliate Line of Credit (approximately $0.8 million), partially offset by lower average interest rates in the current period and the refinancing of certain mortgage loans at lower interest rates. As of June 30, 2026, our weighted average cost of leverage, including the impact of our interest rate derivatives, was 4.85%, compared to 5.27% as of June 30, 2025.
Gain from unconsolidated entities
Gain from unconsolidated entities consists of changes in the fair value of our investments in unconsolidated entities that are held at fair value, our share of income and loss from investments we record at historical cost, as well as realized and unrealized gains and losses on our foreign currency swap contracts related to our unconsolidated non-U.S. investment in Principal Place.
During the three and six months ended June 30, 2026, gain from unconsolidated entities increased by $2.4 million to $6.9 million and decreased by an immaterial amount to $13.6 million, respectively, compared to the three and six months ended
June 30, 2025. The increase in the three months ended June 30, 2026 compared to the corresponding prior period was primarily driven by an increase in unrealized gains on the fair value of the U.S. Diversified Logistics Portfolios I and II and a decrease in the unrealized loss on the fair value of the cross currency swap, partially offset by a decrease in the unrealized gain on the fair value of our unconsolidated interest in Principal Place. The decrease in the six months ended June 30, 2026 compared to the corresponding prior period was primarily driven by a decrease in unrealized gain on the fair value of the U.S. Diversified
Logistics Portfolio I and II, and a decrease in unrealized gain on the fair value of our unconsolidated interest in Principal Place, offset by a decrease in unrealized loss on the fair value of the cross currency swap during the current period.
Other income, net
Other income, net consists of realized and unrealized gains and losses on our interest rate derivatives and income from our trading securities. During the three and six months ended June 30, 2026, other income increased $1.5 million to $1.7 million and increased $2.8 million to $3.2 million, respectively, compared to the three and six months ended June 30, 2025. The increase is due to unrealized gains on our interest rate derivatives.
Net income attributable to non-controlling interests in consolidated joint ventures
Net income attributable to non-controlling interests in consolidated joint ventures consists of income to the non-controlling interest holders in joint venture investments, including interests in our DST Programs. During the three and six months ended
June 30, 2026, net income attributable to non-controlling interests in consolidated joint ventures increased by $1.7 million to
$2.0 million and $3.0 million to $3.4 million, respectively, compared to the three and six months ended June 30, 2025. The increase was primarily due to income attributable to investors in the DST Program.
Net (income) loss attributable to redeemable non-controlling interests and Net loss attributable to non-controlling interests in the Operating Partnership
Net (income) loss attributable to redeemable non-controlling interests and non-controlling interests in the Operating Partnership was less than $0.1 million for the three and six months ended June 30, 2026, and $0.3 million loss and $0.6 million of income for the three and six months ended June 30, 2025. The income or loss allocable to redeemable non-controlling interests and non-controlling interests in the Operating Partnership is related to interests held in the Operating Partnership by parties other than us. The change from the prior period was due to a decrease in redeemable non-controlling interests resulting from the repurchase of Operating Partnership units from the Brookfield Investor in exchange for common shares during the year ended
December 31, 2025.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses
(as defined in our charter) in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested
Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended June 30, 2026, our Total Operating Expenses did not exceed the 2%/25% Limitation.
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
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $380.8 million of liquidity as of June 30, 2026, consisting of $53.3 million of unrestricted cash and cash equivalents, $305.0 million of undrawn available capacity on our Secured Credit Facility and SFR Secured Credit Facility (which includes $300.0 million of uncommitted capacity that can be used for the acquisition or refinancing of investments), and $22.5 million of undrawn available capacity on our Affiliate Line of Credit.  We may also generate additional liquidity through the sale of our real estate-
related securities, which had an aggregate fair value of $48.8 million as of June 30, 2026.
Our portfolio remains conservatively leveraged at 55% as of June 30, 2026, and we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property-
level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock, proceeds from the DST Program, and through the assumption or incurrence of debt. During the three and six months ended
June 30, 2026, we received $7.3 million and $13.2 million, respectively, of proceeds from the sale of shares of our common stock and $66.1 million and $94.8 million, respectively, from our DST Program. In addition, during the three and six months ended June 30, 2026, we repurchased $22.1 million and $54.2 million, respectively, in shares of our common stock under our share repurchase plan. Since inception, we have satisfied 100% of repurchase requests.
The following table is a summary of our total indebtedness, net as of June 30, 2026 ($ in thousands):

Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	Principal Balance Outstanding
Fixed rate loans:
Fixed rate mortgages	4.06%	November 2030	N/A	$500,420
Total fixed rate loans				500,420
Variable rate loans:
Variable rate mortgages (3)	SOFR+1.72%	January 2029	N/A	602,021
Secured Credit Facility	SOFR+2.75%	May 2027	$250,000	—
SFR Secured Credit Facility(4)	SOFR+1.85%	April 2029	$185,000	129,973
Affiliate Line of Credit(5)	SOFR+2.25%	November 2026	$125,000	102,500
Total variable rate loans				834,494
Total indebtedness				1,334,914
Deferred financing costs, net				(8,434)
Total indebtedness, net				$1,326,480

(1)	As of June 30, 2026 and December 31, 2025, SOFR was 3.68% and 3.87%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.
(3)
Includes a $48.7 million mortgage loan that matures in December 2026 and a $279.3 million mortgage loan that matures in March
2027. Management intends to extend or refinance the mortgage loans prior to maturity.

(4)	As of June 30, 2026, borrowings on the SFR Secured Credit Facility were secured by the single-family rental properties.
(5)
Borrowings under the Affiliate Line of Credit (defined below) bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin. Management has the option to extend the Affiliate Line of Credit, and plans on exercising the option prior to maturity.

Cash Flows
The following table provides a summary of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows provided by operating activities	$18,969	$21,943
Cash flows used in investing activities	(244,334)	(168,698)
Cash flows provided by financing activities	244,810	159,661
Net change in cash and cash equivalents and restricted cash	$19,445	$12,906
Cash flows provided by operating activities decreased $3.0 million during the six months ended June 30, 2026, compared to the corresponding period in 2025. The decrease is primarily due to a decrease in net income of $2.4 million, an increase in unrealized gains of $2.2 million, and a decrease in distributions of earnings from unconsolidated entities of $1.5 million, offset by a $2.3 million increase in depreciation and amortization, a $0.4 million increase in management fees and a $0.2 million decrease in paid in kind interest.
Cash flows used in investing activities increased $75.6 million for the six months ended June 30, 2026, compared to the corresponding period in 2025. The change is primarily due to a $246.4 million increase in cash used for the acquisitions of real estate and an $87.4 million increase in cash used to acquire an unconsolidated investment, partially offset by a $160.8 million decrease in cash used to purchase or fund real estate-related loans and securities (net of proceeds from sales and principal repayments), and a $96.3 million decrease in cash used to purchase trading securities, net of proceeds from sale of trading securities.

Cash flows provided by financing activities increased $85.1 million for the six months ended June 30, 2026, compared to the corresponding period in 2025. The increase is primarily due to a $125.0 million increase in borrowings from the Affiliate Line of Credit, a $52.7 million increase in contributions from non-controlling interests, a $37.3 million increase in borrowings from mortgage loans, a $26.2 million decrease in repayments of mortgage loans, and a $144.5 million decrease in repayments of secured credit facilities, partially offset by a $196.6 million decrease in proceeds from issuance of common stock and a $35.2 million net decrease in borrowings on the secured credit facilities.
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
Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class
E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of June 30, 2026 ($ and shares/units in thousands):

Components of NAV	June 30, 2026
Investments in real estate	$2,085,331
Investments in real estate-related loans and securities	86,255
Investments in unconsolidated entities(1)	283,806
Cash and cash equivalents	53,307
Restricted cash	12,583
Other assets	34,901
Debt obligations	(1,321,483)
Accrued stockholder servicing fees(2)	(180)
Management fee payable	(1,161)
Dividend payable	(4,115)
Subscriptions received in advance	(1,952)
Other liabilities	(59,937)
Non-controlling interests in joint ventures	(205,215)
Net asset value	$962,140
Number of shares/units outstanding	91,853

(1)
Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of June 30, 2026, our allocable share of the gross real estate asset value held by such entities was $643.1 million.

(2)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of June 30, 2026, we have accrued under GAAP approximately $10.8 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2026 ($ and shares/
units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party Class I-1 OP Units(2)	Third-party Class E OP Units(2)	Total
Net asset value	$236,173	$608,121	$1,006	$369	$55,194	$43,889	$16,373	$1,015	$962,140
Number of shares/units outstanding	22,695	57,789	95	35	5,412	4,175	1,556	96	91,853
NAV Per Share/Unit as of June 30, 2026	$10.4064	$10.5230	$10.6203	$10.6043	$10.1982	$10.5132	$10.5230	$10.5132

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes units of the Operating Partnership held by parties other than us.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30,
2026 valuations, based on property types. In the event we own more than one office, data center, or manufactured housing investment in the portfolio, we will include the key assumptions for these property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily/Student Housing	7.3%	5.7%
Single-Family Rental	7.2%	5.5%
Net Lease	6.9%	5.4%
Logistics	8.7%	6.3%
These assumptions are determined by our independent valuation advisor and our independent third-party appraisal firms (other than international properties, which are determined by the Adviser and reviewed by our independent valuation advisor). A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily/ Student Housing/ Housing Investment Values	Single-Family Rental Investment Values	Net Lease Investment Values	Logistics Investment Values
Discount Rate	0.25% Decrease	1.9%	1.3%	2.0%	1.8%
(weighted average)	0.25% Increase	(1.9)%	(1.0)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% Decrease	2.7%	3.8%	2.9%	2.5%
(weighted average)	0.25% Increase	(2.5)%	(3.4)%	(2.6)%	(2.4)%
The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines.
The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2026
Stockholders’ equity under U.S. GAAP	$645,686
Redeemable non-controlling interests attributable to OP unitholders	1,015
Non-controlling interests attributable to OP unitholders	15,491
Total partners’ capital of Operating Partnership under GAAP	662,192
Adjustments:
Accrued stockholder servicing fee	10,806
Deferred rent	(8,541)
Advanced organizational and offering costs	2,935
Unrealized net real estate appreciation	28,791
Accumulated depreciation and amortization	265,957
NAV	$962,140

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
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i)
straight-line rental income, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) organization costs, (v) amortization of restricted stock awards, (vi) unrealized gains and losses from real estate-related securities, derivatives, and investments in unconsolidated entities reported at fair value, (vii) non-cash performance fee or other non-cash incentive compensation, (viii) provision for current expected credit loss or benefit, (ix)
similar adjustments for non-controlling interests, and (x) our allocable share of AFFO from unconsolidated entities.
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

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025 (1)	June 30, 2026	June 30, 2025(1)
Net (loss) income attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	$(861)	$(838)	$(3,400)	$1,973
Adjustments to arrive at FFO:
Depreciation and amortization	14,488	13,133	28,550	26,269
Amount attributed to non-controlling interests attributable to consolidated joint ventures for above adjustments	(216)	(190)	(397)	(384)
FFO attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	13,411	12,105	24,753	27,858
Adjustments to arrive at AFFO:
Straight-line rental income	(585)	(121)	(1,002)	(331)
Amortization of above and below market lease intangibles, net	(315)	(331)	(659)	(652)
Amortization of deferred financing costs	597	428	1,025	936
Amortization of upfront derivative acquisition costs	232	260	407	549
Amortization of restricted stock awards	98	83	179	164
Unrealized gain on investments, net(2)	(8,120)	(4,370)	(15,750)	(13,593)
Provision for current expected credit loss (benefit)	(664)	—	(664)	—
Allocable share of AFFO related to unconsolidated entities	2,547	110	4,501	(2,991)
Amount attributed to non-controlling interests attributable consolidated joint ventures for above adjustments	42	(21)	(26)	(44)
AFFO attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	7,243	8,143	12,764	11,896
Adjustments to arrive at FAD:
Non-cash management fee	3,371	3,099	6,665	6,290
Realized gain on sale of real estate-related loans and securities	(41)	(416)	(235)	(837)
Realized gain on sale of Treasury Bonds	(65)	—	(844)	—
Realized loss on financial instruments(3)	52	—	61	—
Stockholder servicing fees	(510)	(597)	(1,045)	(1,222)
Allocable share of FAD related to unconsolidated entities	(34)	—	(56)	—
FAD attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	$10,016	$10,229	$17,310	$16,127
Per common share and Operating Partnership unit data:
FAD per share/unit - basic and diluted	$0.11	$0.11	$0.18	$0.17
Weighted average number of shares/units outstanding - basic and diluted	93,069	95,851	93,685	96,596

(1)	The prior period has been recast to present unconsolidated entities in a consistent manner with the current period presentation.
(2)
Unrealized loss (gain) on investments, net relates to mark-to-market changes on our investments in real estate-related securities, derivative contracts, and investments in unconsolidated entities reported at fair value and historical cost.

(3)	Realized loss on financial instruments relates to settlements on our foreign currency swaps and interest rate swaps.
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
The following table details the aggregate net distributions declared for each of our classes of common stock for the three and six months ended June 30, 2026.

	Three Months Ended June 30, 2026
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.2024	$0.2024	$0.2024	$0.2024	$0.2024	$0.2024
Stockholder servicing fees per share of common stock	(0.0218)	—	(0.0065)	(0.0222)	—	—
Management fees per share of common stock	(0.0369)	(0.0374)	(0.0377)	(0.0377)	(0.0362)	—
Net distributions declared per share of common stock	$0.1437	$0.1650	$0.1582	$0.1425	$0.1662	$0.2024

	Six Months Ended June 30, 2026
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.4183	$0.4183	$0.4183	$0.4183	$0.4183	$0.4183
Stockholder servicing fees per share of common stock	(0.0433)	—	(0.0129)	(0.0440)	—	—
Management fees per share of common stock	(0.0731)	(0.0739)	(0.0745)	(0.0745)	(0.0717)	—
Net distributions declared per share of common stock	$0.3019	$0.3444	$0.3309	$0.2998	$0.3466	$0.4183
The following tables summarize our distributions and the Operating Partnership’s distributions declared during the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Amount	Percentage	Amount	Percentage
Company Distributions
Payable in cash	$7,093	48%	$8,175	71%
Reinvested in shares	7,656	52%	3,394	29%
Total Company distributions	$14,749	100%	$11,569	100%
Operating Partnership Distributions(1)
Payable in cash	$257	93%	$—	—%
Reinvested in units	18	7%	5,127	100%
Total Operating Partnership distributions	$275	100%	$5,127	100%
Total Company and Operating Partnership Distributions	$15,024	100%	$16,696	100%

Sources of Company and Operating Partnership Distributions
Cash flows provided by operating activities	$11,932	79%	$13,331	80%
Cash flow from other sources(2)	3,092	21%	3,365	20%
Total sources of distributions	$15,024	100%	$16,696	100%

Cash flows provided operating activities(3)	$11,932		$13,331
Funds from Operations	$13,411		$12,105
Adjusted Funds from Operations	$7,243		$8,033
Funds Available for Distribution	$10,016		$10,229

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	Percentage	Amount	Percentage
Company Distributions
Payable in cash	$15,001	48%	$16,741	71%
Reinvested in shares	15,992	52%	6,827	29%
Total Company distributions	$30,993	100%	$23,568	100%
Operating Partnership Distributions(1)
Payable in cash	$536	94%	$—	—%
Reinvested in units	37	6%	10,172	100%
Total Operating Partnership distributions	$573	100%	$10,172	100%
Total Company and Operating Partnership Distributions	$31,566	100%	$33,740	100%

Sources of Company and Operating Partnership Distributions
Cash flows provided by operating activities	$18,969	60%	$21,942	65%
Cash flow from other sources(2)	12,597	40%	11,798	35%
Total sources of distributions	$31,566	100%	$33,740	100%

Cash flows provided operating activities(3)	$18,969		$21,943
Funds from Operations	$24,753		$27,858
Adjusted Funds from Operations	$12,764		$14,887
Funds Available for Distribution	$17,310		$16,127

(1)	Distributions paid by the Operating Partnership to third parties other than the Company.
(2)	Includes cash flows from investing activities, such as proceeds from sales of trading securities and real estate-related securities.
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
Critical Accounting Estimates
The preparation of these financial statements in accordance with GAAP involves significant judgment and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions.
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2026, the outstanding principal balance of our variable rate indebtedness was $834.5 million.
Certain of our mortgage loans and other indebtedness are variable rate and indexed to the USD denominated Secured Overnight
Financing Rate (“SOFR”). For the six months ended June 30, 2026, a 10% increase in SOFR would have resulted in increased interest expense of $0.4 million. We have executed interest rate swaps and caps with an aggregate notional amount of
$832.3 million as of June 30, 2026, to hedge the risk of increasing interest rates.
Investments in Real Estate-Related Loans and Securities
As of June 30, 2026, we held $84.6 million of investments in real estate-related loans and securities. Certain of our investments are floating rate and indexed to SOFR. As such, we are exposed to interest rate risk and our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the six months ended June 30, 2026, a 10% increase or decrease in SOFR would have resulted in an increase or decrease to income from our real estate-related loans and securities of less than $0.1 million.
We may also be exposed to market risk with respect to our investments in real estate-related securities and real estate-related loans that are held at fair value due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related loans and securities by making investments backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of June 30, 2026, the fair value at which we may sell our investments in real estate-
related loans and securities is not known, but a 10% change in the fair value of our investments in real estate-related loans and securities may result in an unrealized gain or loss of $4.8 million.
Foreign Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S.
Dollar (“USD”). We seek to manage or mitigate our exposure to the effects of currency changes by entering into derivative financial instruments to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, changes in the timing or amount of foreign currency denominated cash flows from our non-U.S. investments. As of June 30, 2026, we have four foreign currency derivatives with an aggregate notional amount of £88.8 million.
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
PART II.OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
June 30, 2026, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.
ITEM 1A.RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our
Annual Report on Form 10-K for the year ended December 31, 2025.
We face risks related to our manufactured housing portfolio.
Our manufactured housing portfolio is subject to risks that could adversely affect its operating performance and value. Demand for manufactured homes may be affected by the availability and cost of financing for prospective residents. Manufactured homes are often financed as personal property rather than real property, and financing for such homes may be available from a more limited number of lenders and on less favorable terms, including higher interest rates, larger down payments, shorter maturities and more stringent underwriting requirements, than financing for site-built homes. Higher interest rates, tighter credit standards, changes in lending regulations or a reduction in the availability of manufactured-home financing could make it more difficult or expensive for prospective residents to purchase homes, which could reduce demand and adversely affect occupancy at our communities. We may also provide financing to purchasers of manufactured homes in certain of our communities. To the extent we provide such financing, we are exposed to risks associated with borrower creditworthiness and defaults, the adequacy of the underlying collateral and our ability to collect amounts due and we may incur losses if purchasers are unable or unwilling to repay their obligations.
Manufactured housing communities are also subject to federal, state and local laws and regulations specifically applicable to the ownership and operation of such communities, including requirements relating to rent increases, resident protections, community operations, utility services, the sale or relocation of manufactured homes and the closure, redevelopment or conversion of communities. Changes in these laws and regulations or the adoption of new or more restrictive requirements could increase our costs, limit our ability to increase rents, operate, redevelop or expand our communities or otherwise adversely affect our operations.
In addition, our communities require ongoing capital investment to maintain, replace and upgrade roads, utilities, water and wastewater systems, common areas and other infrastructure and such expenditures may be greater than anticipated. We may also expand our manufactured housing communities and replace existing community-owned homes with new manufactured homes for sale to residents. These activities require capital investment and are subject to risks associated with zoning and other governmental approvals, construction and home acquisition costs, availability and cost of labor, materials, manufactured homes and infrastructure and delays in development, installation or completion. Newly developed sites or replacement homes may take longer than anticipated to achieve occupancy and manufactured homes held for sale may take longer to sell or may sell at lower prices than anticipated. Any of these factors could reduce demand or occupancy, increase our operating or capital costs, result in losses on the sale of manufactured homes, delay or limit development and expansion activities or otherwise adversely affect the revenues, cash flows, results of operations and value of our manufactured housing portfolio.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
For the three months ended June 30, 2026, all equity securities that were sold and not registered under the Securities Act were previously reported on Current Reports on Form 8-K.
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

One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) was issued shares of our common stock and Operating Partnership units in connection with its contribution of certain properties to the Operating Partnership on November 2, 2021. We and the Operating Partnership have entered into a repurchase arrangement with the Brookfield Investor (the “Brookfield Repurchase Arrangement”), pursuant to which we and the Operating Partnership will offer to repurchase shares of common stock or units of the Operating Partnership, as applicable, from the Brookfield
Investor at a price per share or unit equal to the most recently determined NAV per share or unit immediately prior to each repurchase. The Brookfield Investor has agreed to not seek repurchase of the shares and units that it owns if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50.0 million. Pursuant to the terms of the
Brookfield Repurchase Arrangement, the Brookfield Investor may cause us or the Operating Partnership to repurchase its shares and units (above the $50.0 million minimum), in an amount equal to the sum of (a) the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after accounting for third-party investor repurchases) and (b) 25% of the amount by which net proceeds from the Public Offering and our private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. We will not effect any such repurchase during any month in which the full amount of all shares requested to be repurchased by third-party investors under our share repurchase plan is not repurchased. The Brookfield Repurchase Arrangement does not apply to shares of our common stock or units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-
U.S. persons. Shares of our common stock or units held by the Brookfield Investor that were not issued as consideration for the contribution of certain properties to the Operating Partnership are not subject to the Brookfield Repurchase Arrangement, but may be redeemed, in whole or in part, for cash upon the request of the Brookfield Investor, subject to the limitations of our share repurchase plan. During the three and six months ended June 30, 2026, we and the Operating Partnership did not
repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the Brookfield Repurchase
Arrangement.
During the three months ended June 30, 2026, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)(2)	Repurchases as a Percentage of Shares Outstanding(3)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(4)
April 2026	791,801	0.9%	$10.2500	791,801	—
May 2026	498,170	0.5%	$10.2909	498,170	—
June 2026(5)	1,189,558	1.3%	$10.2689	864,636	—
Total	2,479,529			2,154,607

(1)	Repurchases are limited under the share repurchase plan as described above.
(2)	Share repurchases were funded through a combination of proceeds from the sale of our common stock and proceeds from the sale of trading securities and real estate-related securities.
(3)
Includes shares repurchased outside of the share repurchase plan. For purposes of calculating the monthly and quarterly limits under our share repurchase plan, net repurchases as a percentage of aggregate NAV were 0.10%, 0.21% and 0.00%
for the months of April 2026, May 2026 and June 2026, respectively, and 0.00% for the calendar quarter ended June 30,
2026.

(4)	All repurchase requests under our share repurchase plan were satisfied during the period.
(5)	Includes 324,922 Class I shares repurchased from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Amended and Restated Brookfield Share/OP Unit Repurchase Arrangement

On August 11, 2026, we, the Operating Partnership and the Brookfield Investor entered into the Brookfield Repurchase
Arrangement, which amended and restated the prior version of the repurchase arrangement to make certain changes to the limitations and applicability of the arrangement. This description of the Brookfield Repurchase Arrangement is not intended to be complete and is qualified in its entirety by reference to the Brookfield Repurchase Arrangement, which is filed as Exhibit 4.3 hereto.
Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

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

3.9	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022 and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed on April 27, 2026 and incorporated by reference herein)

4.2	Brookfield Share/OP Unit Repurchase Arrangement (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10- Q filed on May 16, 2022 and incorporated herein by reference)

4.3*	Amended and Restated Brookfield Share/OP Unit Repurchase Arrangement

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Brookfield Real Estate Income Trust Inc.

August 12, 2026	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

August 12, 2026	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Financial Officer
(Principal Financial and Accounting Officer)