Form 10-Q
period 2026-09-30
BROOKFIELD REAL ESTATE INCOME TRUST INC.
filed 2026-11-12
CIK 1713407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
As of October 31, 2026, the registrant had the following shares outstanding: 23,799,790 Class S shares, par value $0.01 per share, 63,147,797 Class I shares, par value $0.01 per share, 92,062 Class D shares, par value $0.01 per share, 92,922 Class T shares, par value $0.01 per share, 6,778,139 Class C shares, no par value per share, and 4,273,316 Class E shares, no par value per share.

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

PART I.FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Brookfield Real Estate Income Trust Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$1,893,330	$1,583,386
Investments in unconsolidated entities	320,284	167,788
Investments in real estate-related loans and securities, net	86,886	101,053
Intangible assets, net	60,372	31,669
Cash and cash equivalents	22,032	35,147
Restricted cash	18,547	11,298
Accounts and other receivables	13,543	11,691
Other assets	37,047	88,505
Total Assets	$2,452,041	$2,030,537
Liabilities and Equity
Mortgage loans and secured credit facilities, net	$1,272,296	$1,103,507
Affiliate line of credit	112,000	—
Due to affiliates	22,090	26,836
Intangible liabilities, net	38,407	23,444
Accounts payable, accrued expenses and other liabilities	45,307	42,851
Subscriptions received in advance	6,843	370
Total Liabilities	1,496,943	1,197,008

Commitments and contingencies	—	—
Redeemable non-controlling interests attributable to OP unitholders	1,039	960

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 50,000 shares authorized; no shares issued nor outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock - Class S shares, $0.01 par value per share, 225,000 shares authorized; 23,715 and 24,982 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	237	250
Common stock - Class I shares, $0.01 par value per share, 250,000 shares authorized; 62,731 and 57,394 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	627	574
Common stock - Class D shares, $0.01 par value per share, 100,000 shares authorized; 92 and 98 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Common stock - Class T shares, $0.01 par value per share, 225,000 shares authorized; 79 and 20 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	—
Common stock - Class C shares, no par value per share, 100,000 shares authorized; 6,680 and 6,156 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	33	41
Common stock - Class E shares, no par value per share, 100,000 shares authorized; 4,184 and 3,948 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,103,584	1,053,490
Accumulated deficit and cumulative distributions	(394,903)	(350,514)
Total Stockholders’ Equity	709,580	703,842
Non-controlling interests in consolidated joint ventures	228,529	112,018
Non-controlling interests attributable to preferred shareholders	625	625
Non-controlling interests attributable to OP unitholders	15,325	16,084
Total Equity	954,059	832,569
Total Liabilities and Equity	$2,452,041	$2,030,537
See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenues	$39,509	$32,361	$110,136	$97,577
Other revenues	3,978	3,716	11,282	10,258
Total Revenues	43,487	36,077	121,418	107,835
Expenses
Rental property operating	16,648	14,503	46,536	41,771
General and administrative	1,652	1,470	5,282	5,033
Management fee	3,731	3,221	10,396	9,511
Depreciation and amortization	15,437	13,085	43,987	39,354
Total Expenses	37,468	32,279	106,201	95,669
Other Income (Expense)
Income from real estate-related loans and securities	1,370	5,155	5,759	14,504
Interest expense	(17,629)	(15,043)	(47,968)	(44,391)
Gain from unconsolidated entities	12,493	3,902	26,097	17,543
Other income, net	6,380	223	9,595	680
Total Other Income (Expense)	2,614	(5,763)	(6,517)	(11,664)
Net Income (Loss)	$8,633	$(1,965)	$8,700	$502
Net income attributable to non-controlling interests in consolidated joint ventures	$(5,608)	$(540)	$(8,998)	$(957)
Net income attributable to non-controlling interests - preferred shareholders	—	—	(77)	(77)
Net (income) loss attributable to redeemable non-controlling interests	(3)	764	—	203
Net (income) loss attributable to non-controlling interests in the Operating Partnership	(49)	—	8	—
Net Income (Loss) Attributable to Brookfield REIT Stockholders	$2,973	$(1,741)	$(367)	$(329)
Per common share data:
Net (loss) income per share of common stock - basic and diluted	$0.03	$(0.03)	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding - basic and diluted	96,571	66,411	93,563	67,808
See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Three months ended September 30, 2026
	Par Value
	Common Stock Class S	Common Stock Class I	Common Stock Class D	Common Stock Class T	Common Stock Class C	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests in Consolidated Joint Ventures	Non- controlling Interests Attributable to Preferred Shareholders	Non- controlling interest attributable to OP Unitholders	Total Equity
Balance at June 30, 2026	$227	$578	$1	$—	$33	$—	$1,029,694	$(384,847)	$645,686	$199,304	$625	$15,491	$861,106
Common stock issued (1)	21	55	—	1	—	—	93,112	—	93,189	—	—	—	93,189
Offering costs	—	—	—	—	—	—	(1,453)	—	(1,453)	—	—	—	(1,453)
Distribution reinvestment	1	5	—	—	—	—	6,757	—	6,763	—	—	—	6,763
Common stock repurchased	(12)	(11)	—	—	—	—	(24,585)	—	(24,608)	—	—	—	(24,608)
Stock-based compensation	—	—	—	—	—	—	80	—	80	—	—	—	80
Net income	—	—	—	—	—	—	—	2,976	2,976	5,608	—	49	8,633
Distributions declared on common stock	—	—	—	—	—	—	—	(13,029)	(13,029)	—	—	—	(13,029)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(2,990)	—	(215)	(3,205)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	26,607	—	—	26,607
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(21)	(3)	(24)	—	—	—	(24)
Balance at September 30, 2026	$237	$627	$1	$1	$33	$—	$1,103,584	$(394,903)	$709,580	$228,529	$625	$15,325	$954,059

Three months ended September 30, 2025
	Par Value
	Common Stock Class S	Common Stock Class I	Common Stock Class D	Common Stock Class T	Common Stock Class C	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests in Consolidated Joint Ventures	Non- controlling Interests Attributable to Preferred Shareholders	Non- controlling interest attributable to OP Unitholders	Total Equity
Balance at June 30, 2025	$262	$309	$1	$—	$52	$—	$778,855	$(318,846)	$460,633	$53,480	$625	$—	$514,738
Common stock issued (1)	2	12	—	—	—	—	14,775	—	14,789	—	—	—	14,789
Offering costs	—	—	—	—	—	—	457	—	457	—	—	—	457
Distribution reinvestment	2	1	—	—	—	—	3,239	—	3,242	—	—	—	3,242
Common stock repurchased	(11)	(11)	—	—	(2)	—	(24,688)	—	(24,712)	—	—	—	(24,712)
Stock-based compensation	—	—	—	—	—	—	81	—	81	—	—	—	81
Net (loss) income	—	—	—	—	—	—	—	(2,505)	(2,505)	540	—	—	(1,965)
Distributions declared on common stock	—	—	—	—	—	—	—	(11,418)	(11,418)	—	—	—	(11,418)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(700)	—	—	(700)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	20,215	—	—	20,215
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(5,204)	764	(4,440)	—	—	—	(4,440)
Balance at September 30, 2025	$255	$311	$1	$—	$50	$—	$767,515	$(332,005)	$436,127	$73,535	$625	$—	$510,287

(1)	Includes conversions between share classes.
See accompanying notes to Consolidated Financial Statements.

Nine months ended September 30, 2026
	Par Value
	Common Stock Class S	Common Stock Class I	Common Stock Class D	Common Stock Class T	Common Stock Class C	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests in Consolidated Joint Ventures	Non- controlling Interests Attributable to Preferred Shareholders	Non- controlling interest attributable to OP Unitholders	Total Equity
Balance at December 31, 2025	$250	$574	$1	$—	$41	$—	$1,053,490	$(350,514)	$703,842	$112,018	$625	$16,084	$832,569
Common stock issued (1)	24	70	—	1	—	—	112,620	—	112,715	—	—	—	112,715
Offering costs	—	—	—	—	—	—	(777)	—	(777)	—	—	—	(777)
Distribution reinvestment	5	16	—	—	—	—	23,461	—	23,482	—	—	—	23,482
Common stock repurchased	(42)	(33)	—	—	(8)	—	(85,391)	—	(85,474)	—	—	—	(85,474)
Stock-based compensation	—	—	—	—	—	—	259	—	259	—	—	—	259
Net (loss) income	—	—	—	—	—	—	—	(367)	(367)	8,998	77	(8)	8,700
Distributions declared on common stock	—	—	—	—	—	—	—	(44,022)	(44,022)	—	—	—	(44,022)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(6,668)	(77)	(751)	(7,496)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	114,181	—	—	114,181
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(78)	—	(78)	—	—	—	(78)
Balance at September 30, 2026	$237	$627	$1	$1	$33	$—	$1,103,584	$(394,903)	$709,580	$228,529	$625	$15,325	$954,059

Nine months ended September 30, 2025
	Par Value
	Common Stock Class S	Common Stock Class I	Common Stock Class D	Common Stock Class T	Common Stock Class C	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests in Consolidated Joint Ventures	Non- controlling Interests Attributable to Preferred Shareholders	Non- controlling interest attributable to OP Unitholders	Total Equity
Balance at December 31, 2024	$278	$142	$1	$—	$66	$—	$619,431	$(296,692)	$323,226	$18,911	$625	$—	$342,762
Common stock issued (1)	5	203	—	—	—	—	231,038	—	231,246	—	—	—	231,246
Offering costs	—	—	—	—	—	—	608	—	608	—	—	—	608
Distribution reinvestment	6	3	—	—	—	—	10,060	—	10,069	—	—	—	10,069
Common stock repurchased	(34)	(37)	—	—	(16)	—	(92,537)	—	(92,624)	—	—	—	(92,624)
Stock-based compensation	—	—	—	—	—	—	244	—	244	—	—	—	244
Net (loss) income	—	—	—	—	—	—	—	(532)	(532)	957	77	—	502
Distributions declared on common stock	—	—	—	—	—	—	—	(34,984)	(34,984)	—	—	—	(34,984)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,456)	(77)	—	(1,533)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	55,123	—	—	55,123
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(1,329)	203	(1,126)	—	—	—	(1,126)
Balance at September 30, 2025	$255	$311	$1	$—	$50	$—	$767,515	$(332,005)	$436,127	$73,535	$625	$—	$510,287

(1)	Includes conversions between share classes.
See accompanying notes to Consolidated Financial Statements.

Brookfield Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$8,700	$502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,987	39,354
Management fees	10,396	9,511
Amortization of above and below market leases and lease inducements, net	(1,785)	(993)
Amortization of restricted stock grants	259	242
Amortization of deferred financing costs	1,700	1,551
Amortization of upfront derivative acquisition costs	656	805
Provision for current expected credit (benefit) loss	(664)	289
Realized gain on sale of Treasury Bonds	(956)	(1,141)
Paid-in-kind interest	(326)	(686)
Realized loss on sale of derivatives	87	1,993
Realized gain on investments in real estate-related loans and securities	(344)	(902)
Unrealized gain on investments	(34,085)	(18,855)
Distributions of earnings from unconsolidated entities	4	1,787
Changes in assets and liabilities:
Increase in lease inducements and origination costs	(166)	(325)
Upfront derivative acquisition costs	(1,336)	(193)
Receipt of loan origination fees	—	300
Payments for settlement of derivative contracts	(13,476)	(1,993)
Proceeds from settlement of derivative contracts	13,389	—
Increase in other assets	(876)	(985)
Increase in accounts receivable	(1,857)	(2,152)
Increase in accounts payable, accrued expenses and other liabilities	6,313	2,389
Decrease in due to affiliates	(1,572)	(262)
Net cash provided by operating activities	28,048	30,236
Cash flows from investing activities
Acquisitions of real estate	(360,542)	—
Contributions to unconsolidated entities	(130,189)	(59,763)
Distribution from unconsolidated entities	102	—
Proceeds from partial sale of investments in unconsolidated entities	3,421	—
Purchases of real estate-related loans and securities	(20,870)	(188,233)
Funding of real estate-related loan commitments	—	(19,086)
Proceeds from sale of real estate-related loans and securities	25,884	66,989
Proceeds from principal repayments of real estate-related loans and securities	14,746	4,868
Capital improvements to real estate	(5,510)	(5,286)
Purchases of trading securities	(141,214)	(340,923)
Proceeds from sale of trading securities	194,850	339,077
Net cash used in investing activities	(419,322)	(202,357)
Cash flows from financing activities:
Borrowings from mortgage loans	171,500	166,700
Borrowings from secured credit facility	—	109,300
Repayment of mortgage loans	(828)	(106,899)
Repayment of secured credit facility	—	(144,485)
Borrowings from affiliate line of credit	191,000	110,000
Repayment of affiliate line of credit	(79,000)	(92,790)
Payment of deferred financing costs	(3,642)	(4,680)
Proceeds from issuance of common stock	102,134	220,788
Repurchases of common stock	(83,417)	(102,882)
Subscriptions received in advance	6,843	2,254
Payment of organizational and offering costs	(4,198)	(5,051)
Distributions to non-controlling interests attributable to consolidated joint ventures	(6,668)	(1,456)
Contributions from non-controlling interests attributable to consolidated joint ventures	114,181	55,123
Distributions	(21,555)	(24,143)
Distributions to non-controlling interests attributable to OP Unitholders	(865)	—
Distributions to non-controlling interests attributable to preferred stockholders	(77)	(77)
Net cash provided by financing activities	385,408	181,702
Net change in cash and cash equivalents and restricted cash	(5,866)	9,581
Cash and cash equivalents and restricted cash, beginning of period	46,445	24,307
Cash and cash equivalents and restricted cash, end of period	$40,579	$33,888
See accompanying notes to Consolidated Financial Statements.

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents	$22,032	$19,534
Restricted cash	18,547	14,354
Total cash and cash equivalents and restricted cash	$40,579	$33,888

Supplemental disclosures:
Interest paid	$45,459	$42,046
Non-cash investing and financing activities:
Accrued dividends reinvested	$23,482	$10,069
Accrued distributions	$(1,015)	$—
Payable for unsettled purchase of real estate-related securities	$5,250	$—
Accrued stockholder servicing fee due to affiliate	$222	$(1,632)
Accrued offering costs	$353	$1,716
Accrued repurchases of common stock in accounts payable	$6,127	$5,834
Accrued repurchases of common stock in due to affiliates	$3,510	$3,146
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
(“Oaktree”), to select and manage certain of the Company’s liquid assets, including certain real estate-related loans and securities. Oaktree is a wholly owned subsidiary of Brookfield.
The Company is conducting a continuous public offering (the “Public Offering”) of its common stock pursuant to the Securities
Act of 1933, as amended (the “Securities Act”). On April 30, 2018, the Company launched its initial public offering of up to
$2.0 billion in shares of its common stock. On November 2, 2021, the initial public offering terminated and the Company commenced its second public offering of up to $7.5 billion in shares of common stock. On July 2, 2025, the second offering terminated and the Company commenced its third public offering of up to $7.5 billion of shares of its common stock, consisting of up to $6.0 billion in shares in its primary offering and up to $1.5 billion in shares pursuant to its distribution reinvestment plan. As of September 30, 2026, the Company had received aggregate net proceeds of $1.1 billion from the sales of its common stock through its Public Offering.
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
In October 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, from private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific
Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of September 30, 2026, the Company
had received approximately $241.0 million of aggregate gross proceeds from the DST Program.
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
As of September 30, 2026, the Company owned 22 investments in real estate, 20 investments in real estate-related securities, six investments in unconsolidated real estate ventures, three investments in real estate-related loans, two foreign currency forward contracts related to investments in real estate-related loans and securities, one cross currency swap related to investments in real estate-related loans and securities, and one cross currency swap related to investments in unconsolidated real estate ventures. The Company currently operates in seven reportable segments: housing, office, logistics, single-family rental, net lease, data centers and real estate-related loans and securities. See Note 15 — “Segment Reporting” to the Company’s
Consolidated Financial Statements for financial results by segment.

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
The Company consolidates all entities in which it retains a controlling financial interest through majority ownership or voting rights and entities that meet the definition of a variable interest entity (“VIE”) for which it is deemed to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the
VIE. The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entity as its sole general partner. The Company also consolidates all
VIEs for which it is the primary beneficiary. When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting.
Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses. As of
September 30, 2026, the total assets and liabilities of the Company’s consolidated VIEs were $776.5 million and $460.1 million, respectively, compared to $526.3 million and $329.0 million, respectively, as of December 31, 2025. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
Under the Company’s DST Program, each private placement offers interests in a DST (the “DST Interests”) that holds one or more DST Properties. DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying DST Properties are leased back to a wholly owned subsidiary of the Company (the “Master
Tenant”) on a long-term basis, unless sooner terminated pursuant to the applicable master lease agreement. The master lease agreements are fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the DST Interests from the investors at a later time in exchange for Operating Partnership units.
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
As of September 30, 2026, the Company’s investments in real estate included four properties held by a DST whose DST
Interests were sold as part of the DST Program. As of September 30, 2026, the total investments in real estate, net associated with the DST Program was $493.0 million. As of December 31, 2025, the Company’s investments in real estate included two properties held by a DST whose DST Interests were sold as part of the DST Program. As of December 31, 2025, the total investments in real estate, net associated with the DST Program was $265.6 million. The Company has determined that each
DST is a VIE and the Company is the primary beneficiary of the VIE. As a result, each DST is included in the Company’s
Consolidated Financial Statements.

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and accrued expenses at the date of the balance sheet. The Company believes the estimates and assumptions underlying the Consolidated Financial
Statements are reasonable and supportable based on the information available as of September 30, 2026.
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
The estimated fair value of acquired in-place leases includes the costs the Company would have incurred to lease the properties to their occupancy levels at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. The Company evaluates avoided costs over the time period over which occupancy levels at the date of acquisition would be achieved had the property been acquired vacant. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases are amortized over the remaining lease terms as a component of depreciation and amortization expense.
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
Significant improvements to properties are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary repairs and maintenance are expensed to operations as incurred.
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
The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the nine months ended September 30, 2026, and year ended
December 31, 2025, the Company did not recognize any impairment charges on its investments in real estate.
Assets Held for Sale
The Company classifies the assets and liabilities related to its real estate investments as held for sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of
September 30, 2026, and December 31, 2025.
Investments in Unconsolidated Entities
The Company has elected the FVO for certain of its investments in unconsolidated entities and therefore reports the investments at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Gain from unconsolidated entities on the Company’s Consolidated Statements of Operations. Investments in unconsolidated entities for which the
Company has not elected the FVO are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. The Company’s investments in unconsolidated entities for which the Company has not elected the FVO are periodically assessed for impairment and an impairment loss is recorded when the fair value of the investment falls below the carrying value and such decline is determined to be other-than-temporary. Investments in unconsolidated entities include properties held through joint ventures and limited partnership interests in private real estate funds. For further details on the Company’s investments in unconsolidated entities, see Note 4 — “Investments in
Unconsolidated Entities” to the Company’s Consolidated Financial Statements.
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
Restricted Cash
Restricted cash primarily consists of tenant security deposits and reserves held in escrow related to real estate taxes, interest rate derivatives, capital expenditures and insurance in connection with mortgages at certain of the Company’s properties. Restricted cash also consists of cash received for subscriptions prior to the date on which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company.
Trading Securities
Trading securities consist of U.S. government securities that are available to support the Company’s current operations and liquidity. Trading securities are measured at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. Interest income from trading securities is recognized based on the stated terms of the security and is recorded as a component of Other income, net on the Company’s Consolidated Statements of Operations. During the three and nine months ended September 30, 2026, income from trading securities was $0.2 million and $0.8 million, respectively. During the three and nine months ended September 30,
2025, income from trading securities was $0.3 million and $1.1 million, respectively.
Foreign Currency
In the normal course of business, the Company makes investments in real estate and real estate-related loans and securities outside the United States that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars (“USD”) at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Gains and losses from translation of foreign denominated transactions into USD are included in current results of operations as a component of
Gain from unconsolidated entities or Income from real estate-related loans and securities depending on the type of asset on the
Company’s Consolidated Statements of Operations.
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
The following table details the Company’s assets and liabilities that are measured at fair value on a recurring basis ($ in thousands):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated entities	$—	$—	$235,002	$235,002	$—	$—	$167,788	$167,788
Investments in real estate-related loans and securities	—	46,431	5,177	51,608	—	50,863	5,170	56,033
Trading securities	—	21,689	—	21,689	—	83,487	—	83,487
Derivatives	—	11,017	—	11,017	—	1,553	—	1,553
Derivatives related to investments in real estate-related securities	—	28	—	28	—	—	—	—
Total assets	$—	$79,165	$240,179	$319,344	$—	$135,903	$172,958	$308,861
Liabilities:
Derivatives	$—	$1,663	$—	$1,663	$—	$2,342	$—	$2,342
Derivatives related to investments in real estate-related securities	—	1	—	1	—	3	—	3
Total liabilities	$—	$1,664	$—	$1,664	$—	$2,345	$—	$2,345
The following table details the Company’s assets that are measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in unconsolidated entities	Investments in real estate-related loans and securities	Total Assets
Balance as of December 31, 2025	$167,788	$5,170	$172,958
Contributions of equity into unconsolidated entities	43,393	—	43,393
Distributions received from unconsolidated entities	(3,425)	—	(3,425)
Included in net income:
Realized gain(1)	903	—	903
Unrealized gain	27,891	7	27,898
Loss on foreign currency translation	(1,548)	—	(1,548)
Balance as of September 30, 2026	$235,002	$5,177	$240,179

(1)	Represents the realized gain portion of the $3.4 million consideration received by the Company for the partial sale of a 0.8% interest in the U.S. Diversified Logistics Portfolio I & II investments.

The following tables contain the quantitative inputs and assumptions that are used to determine fair value for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$235,002	Discounted cash flow	Discount rate	8.6%	Decrease
			Exit capitalization rate	5.9%	Decrease
Investments in real estate-related loans and securities	$5,177	Discounted cash flow	Discount rate	16.2%	Decrease

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Investments in unconsolidated entities	$167,788	Discounted cash flow	Discount rate	8.2%	Decrease
			Exit capitalization rate	5.6%	Decrease
Investments in real estate-related loans and securities	$5,170	Discounted cash flow	Discount Rate	15.1%	Decrease
Valuation of Assets Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. As of September 30, 2026, the Company had no impaired assets that are measured at fair value on a nonrecurring basis.
Valuation of Liabilities Not Measured at Fair Value
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of
September 30, 2026, the fair value of the Company’s mortgage loans and other indebtedness was approximately $23.4 million below the outstanding principal balance.
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
For the three and nine months ended September 30, 2026, the Company recognized income tax expense of $0.1 million and
$0.2 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated Statements of
Operations. For the three and nine months ended September 30, 2025, the Company recognized income tax expense of $0.1 million and $0.1 million, respectively, related to its TRSs within General and administrative on the Company’s Consolidated
Statements of Operations.
The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the
Company believes all or some portion of the deferred tax asset may not be realized. The Company has not recorded a deferred tax asset related to its non-U.S. investment as it is more likely than not that it will not realize the benefit. As of September 30,
2026, the Company had federal and state net operating loss (“NOL”) carryforwards totaling $12.2 million. Although the federal

NOL carryforwards do not expire, the Company recorded a full valuation allowance against the related deferred tax assets of
$3.2 million, as the Company believes it is more likely than not that it will not realize the associated tax benefits in future taxable years.
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
The Company includes unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. For the three and nine months ended September 30, 2026 and 2025, there were no dilutive participating securities.
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”), issued ASU 2024-03, Income Statement – Reporting
Comprehensive Income – Expenses Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3)
depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.
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
3. Investments in Real Estate
As of September 30, 2026 and December 31, 2025, the Company’s investments in real estate, net, consisted of the following ($
in thousands):

	September 30, 2026	December 31, 2025
Building and building improvements	$1,591,064	$1,381,035
Land and land improvements	447,064	310,300
Tenant improvements	28,980	29,566
Furniture, fixtures and equipment	47,966	46,121
Total	2,115,074	1,767,022
Accumulated depreciation	(221,744)	(183,636)
Investments in real estate, net	$1,893,330	$1,583,386
Acquisitions
During the nine months ended September 30, 2026, the Company acquired $360.5 million of real estate investments, which was comprised of two logistics properties and one data center property. During the year ended December 31, 2025, the Company acquired $32.1 million of real estate investments, which was comprised of 120 single-family rental properties.

The following table provides further details of the properties acquired during the nine months ended September 30, 2026 and year ended December 31, 2025 ($ in thousands):

Investment	Ownership Interest	Location	Segment	Acquisition Date	Units/ Square Feet	Purchase Price(1)
Single-Family Rental	100%	Various	Single-Family Rental	November 2025	120	$32,146
34 Market Street	100%	Everett, MA	Logistics	March 2026	221,856	155,814
255 Caspian Drive	100%	Sunnyvale, CA	Data Center	May 2026	119,756	90,597
East Dallas Crossing	100%	Forney, TX	Logistics	September 2026	1,080,308	114,131
Total						$392,688

(1)	Purchase price is inclusive of closing costs.
The following table summarizes the purchase price allocation of the properties acquired during the nine months ended
September 30, 2026 and year ended December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Building and building improvements	$208,152	$15,584
Land and land improvements	136,415	16,562
In-place lease intangibles	23,532	—
Lease origination costs	9,204	—
Below-market lease intangibles	(16,761)	—
Total purchase price(1)	$360,542	$32,146

(1)	Purchase price is inclusive of closing costs.
Dispositions
During the nine months ended September 30, 2026 and year ended December 31, 2025, the Company had no dispositions.
4. Investments in Unconsolidated Entities
The Company holds investments in unconsolidated joint ventures that it accounts for using the FVO or under the equity method of accounting, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation.
Each of the investments is considered to be a VIE.
The following tables detail the Company’s investments in unconsolidated entities ($ in thousands):

	September 30, 2026
Investments in Unconsolidated Entities	Segment	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at fair value:
Principal Place	Net Lease	1	20%	$99,095
U.S. Diversified Logistics Portfolio I(1)	Logistics	72	19%	68,895
U.S. Diversified Logistics Portfolio II(1)	Logistics	31	19%	17,099
U.S. Diversified Logistics Portfolio III(1)	Logistics	54	19%	49,913
The Avery(2)	Housing	1	2%	—
Total unconsolidated entities carried at fair value		159		235,002
Unconsolidated entities carried at historical cost:
U.S. Manufactured Housing(1)	Housing	294	2%	85,282
Total unconsolidated entities carried at historical cost		294		85,282
Total		453		$320,284

	December 31, 2025
Investment	Segment	Number of Properties	Ownership Interest	Book Value
Unconsolidated entities carried at fair value:
Principal Place	Net Lease	1	20%	$91,986
U.S. Diversified Logistics Portfolio I(1)	Logistics	72	19%	60,055
U.S. Diversified Logistics Portfolio II(1)	Logistics	31	19%	15,747
The Avery(2)	Multifamily	1	2%	—
Total unconsolidated entities carried at fair value		105		167,788
Total		105		$167,788

(1)
See Note 10 — “Related Party Transactions - Assignments of Limited Partnership Interest from Brookfield Affiliate and Investment in
Limited Partnership Interest with Brookfield Affiliates" for further information regarding the Company’s limited partnership interests in the U.S. Diversified Logistics Portfolio I, U.S. Diversified Logistics Portfolio II, U.S. Diversified Logistics Portfolio III, and U.S.
Manufactured Housing.

(2)
In December 2023, the Company acquired a 2% equity interest in The Avery, a condo and multifamily property located in San
Francisco, California (“The Avery”), through an indirect interest in a joint venture that owns the property. The Company did not pay any consideration for its interest, which was granted to the Company by the borrower on the Company’s investments in The Avery
Senior Loan (“The Avery Senior Loan”) and The Avery Mezzanine Loan (“The Avery Mezzanine Loan”). As of September 30, 2026
and December 31, 2025, the fair value of the Company’s equity interest in The Avery was zero.

The following table details the Company’s income (loss) from unconsolidated entities ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Investment	Segment	2026	2025	2026	2025
Unconsolidated entities carried at fair value:
Principal Place	Net Lease	$1,781	$2,320	$7,376	$6,033
U.S. Diversified Logistics Portfolio I	Logistics	3,966	474	11,001	10,898
U.S. Diversified Logistics Portfolio II	Logistics	837	1,108	2,035	612
U.S. Diversified Logistics Portfolio III	Logistics	7,097	—	7,097	—
The Avery	Housing	—	—	—	—
Total unconsolidated entities carried at fair value		13,681	3,902	27,509	17,543
Unconsolidated entities carried at historical cost:
U.S. Manufactured Housing	Housing	(1,188)	—	(1,412)	—
Total unconsolidated entities carried at historical cost		(1,188)	—	(1,412)	—
Total		$12,493	$3,902	$26,097	$17,543
The following tables provide the combined summarized financial information of our unconsolidated entities as of the dates and for the periods set forth below ($ in thousands):

Balance Sheets:	September 30, 2026	December 31, 2025
Total assets	$6,644,883	$2,147,382
Total liabilities	8,208,188	1,420,923

Brookfield REIT’s share of net equity	132,349	143,520
Adjustments to arrive at fair value	53,811	24,268
Brookfield REIT’s outside basis	134,124	—
Total investments in unconsolidated entities	$320,284	$167,788

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statements:	2026	2025	2026	2025
Total revenues	$325,075	$37,662	$475,331	$93,052
Net income (loss)	14,773	(6,060)	13,399	(20,842)

Brookfield REIT’s share of net loss	(350)	$(1,099)	(742)	(4,055)
Adjustments to arrive at fair value	14,394	5,001	28,628	21,598
Amortization of Brookfield REIT’s outside basis	(1,551)	—	(1,789)	—
Total gain from unconsolidated entities	$12,493	$3,902	$26,097	$17,543
5. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following as of September 30, 2026 and December 31, 2025 ($ in thousands):

Intangible assets:	September 30, 2026	December 31, 2025
In-place lease intangibles	$51,507	$28,587
Lease origination costs	20,413	11,983
Tax intangibles	5,249	5,249
Above-market lease intangibles	114	114
Total intangible assets	77,283	45,933
Accumulated amortization:
In-place lease intangibles	$(8,418)	$(6,797)
Lease origination costs	(5,221)	(4,713)
Tax intangibles	(3,186)	(2,681)
Above-market lease intangibles	(86)	(73)
Total accumulated amortization	(16,911)	(14,264)
Intangible assets, net	$60,372	$31,669

Intangible liabilities:
Below-market lease intangibles	$(45,590)	$(28,873)
Accumulated amortization	7,183	5,429
Intangible liabilities, net	$(38,407)	$(23,444)
The weighted average amortization periods of the Company’s intangible assets and intangible liabilities are 131 months and
168 months, respectively.
As of September 30, 2026, the estimated future amortization of the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2026 (remaining)	$1,114	$5	$705	$(923)
2027	4,418	7	2,771	(3,694)
2028	4,336	5	2,314	(3,694)
2029	4,286	5	2,103	(3,694)
2030	3,839	6	1,933	(3,255)
2031	2,933	—	1,673	(2,378)
Thereafter	22,163	—	5,756	(20,769)
Total	$43,089	$28	$17,255	$(38,407)

6. Investments in Real Estate-Related Loans and Securities
The following table summarizes the components of investments in real estate-related loans and securities as of September 30,
2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Real estate-related securities	$51,608	$56,033
Real estate-related loans	35,251	45,023
Derivative assets related to investments in real estate-related securities	28	—
Derivative liabilities related to investments in real estate-related securities	(1)	(3)
Total investments in real estate-related loans and securities	$86,886	$101,053
The Company’s investments in real estate-related securities consist of commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and cross currency forward contracts related to its investments in real estate-
related securities.
The following tables detail the Company’s investments in real estate-related loans and securities as of September 30, 2026 and
December 31, 2025 ($ in thousands):

	September 30, 2026
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/ Allowance Adjustment(3)	Carrying Amount
Investments held at fair value
CMBS - floating	8	SOFR + 3.62%	January 2030	$30,046	$27,939	$29,029
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	5,177
RMBS - fixed	8	4.83%	October 2030	18,011	17,712	17,402
Cross currency forward contracts	2	N/A	October 2026	—	—	27
Total investments held at fair value	22	5.86%	March 2029	$71,470	$66,301	$51,635

Investments held at amortized cost
Real estate-related loans - fixed	3	9.92%	June 2028	$39,016	$(3,765)	$35,251
Total investments held at amortized cost	3	9.92%	June 2028	$39,016	$(3,765)	$35,251

Total investments in real estate-related loans and securities	25	7.29%	December 2028	$110,486	$62,536	$86,886

	December 31, 2025
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/ Allowance Adjustment(3)	Carrying Amount
Investments held at fair value
CMBS - floating	7	SOFR+3.91%	May 2027	$28,765	$25,985	$27,133
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	5,170
RMBS - floating	2	SOFR+1.76%	August 2030	2,499	2,501	2,504
RMBS - fixed	8	4.71%	January 2036	21,492	21,000	21,226
Cross currency forward contracts	1	N/A	January 2026	—	—	(3)
Total investments held at fair value	22	5.85%	October 2029	$76,169	$70,136	$56,030

Investments held at amortized cost
Real estate-related loans - floating	1	SOFR+8.15%	June 2026	$7,044	$—	$7,044
Real estate-related loans - fixed	3	9.92%	May 2028	42,013	(4,034)	37,979
Total investments held at amortized cost	4	10.22%	January 2028	$49,057	$(4,034)	$45,023

Total investments in real estate-related loans and securities	26	7.56%	February 2029	$125,226	$66,102	$101,053

(1)	As of September 30, 2026 and December 31, 2025, the U.S. Dollar denominated Secured Overnight Financing Rate (“SOFR”) was equal to 3.90% and 3.87%, respectively.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
(3)	Adjustments include the cumulative provision for current expected credit losses, unamortized fee income, and foreign currency translation adjustments attributable to real estate-related loans.
During the three and nine months ended September 30, 2026, the Company recorded net realized and unrealized losses on its investments in real estate-related securities of $0.3 million and $0.3 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded net realized and unrealized gains of $0.2 million and $0.7 million on its investments in real estate-related securities, respectively. Such amounts are recorded as components of Income from real estate-
related loans and securities on the Company’s Consolidated Statements of Operations.
The Company has recorded a provision for current expected credit losses related to certain of its real estate-related loans that are classified as held for investment and are recorded at amortized cost. For the three months ended September 30, 2026, the
Company did not recognize an adjustment to its estimated credit loss allowance. For the nine months ended September 30,
2026, the Company recognized a reduction of $0.7 million to its estimated credit loss allowance to reflect loan repayments and adjustments to forecasted cash flows at the underlying collateral based on recent operations. For the three and nine months ended September 30, 2025, the Company recognized $0.3 million as an estimated credit loss allowance adjustment. The cumulative allowance adjustment is based on the expected timing of loan repayments, forecasted cash flows from the underlying collateral, and the current macroeconomic environment. The Company estimates its credit loss allowance primarily using the discounted cash flow method based on projected future principal cash flows for each individual loan. As of
September 30, 2026 and December 31, 2025, the cumulative allowance for estimated credit loss was $2.8 million and
$3.5 million, respectively, and is included in Investments in real estate-related loans and securities, net on the Company’s
Consolidated Balance Sheets. There have been no write-offs related to the Company’s investments in real estate-related loans.

7. Accounts and Other Receivables and Other Assets
The following tables summarize the components of Accounts and other receivables and Other assets in the Company’s
Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Straight-line rent receivables	$9,140	$7,538
Accounts receivable	3,360	2,677
Interest receivable	1,043	1,476
Total accounts and other receivables	$13,543	$11,691

	September 30, 2026	December 31, 2025
Trading securities	$21,689	$83,487
Derivative instruments	11,017	1,553
Prepaid expenses	3,747	2,951
Other	594	514
Total other assets	$37,047	$88,505
8. Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of Accounts payable, accrued expenses and other liabilities in the Company’s
Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$11,838	$10,254
Real estate taxes payable	8,976	4,261
Stock repurchases payable	6,127	4,310
Payable for unsettled purchase of real estate-related securities	5,250	8,978
Distributions payable	4,433	5,448
Tenant security deposits	4,024	4,171
Accrued interest expense	1,951	1,783
Derivative instruments	1,663	2,342
Prepaid rent	1,045	1,304
Total accounts payable, accrued expenses and other liabilities	$45,307	$42,851

9. Mortgage Loans, Secured Credit Facilities and Affiliate Line of Credit
The following table summarizes the components of total indebtedness, net as of September 30, 2026 and December 31, 2025 ($
in thousands):

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2026	December 31, 2025
Fixed rate loans:
Fixed rate mortgages	4.06%	November 2030	N/A	$500,420	$500,420
Total fixed rate loans				500,420	500,420
Variable rate loans:
Variable rate mortgages(3)	SOFR+1.70%	April 2029	N/A	650,233	479,561
Secured Credit Facility	SOFR+2.75%	May 2027	$250,000	—	—
SFR Secured Credit Facility(4)	SOFR+1.85%	April 2029	$185,000	129,973	129,973
Affiliate Line of Credit(5)	SOFR+2.25%	November 2026	$125,000	112,000	—
Total variable rate loans				892,206	609,534
Total indebtedness				1,392,626	1,109,954
Deferred financing costs, net				(8,330)	(6,447)
Total indebtedness, net				$1,384,296	$1,103,507

(1)	As of September 30, 2026 and December 31, 2025, SOFR was 3.90% and 3.87%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
(3)
Includes a $48.7 million mortgage loan that matures in December 2026 and a $279.3 million mortgage loan that matures in March
2027. Management intends to and expects to have the ability to extend or refinance the mortgage loans prior to maturity.

(4)	As of September 30, 2026, borrowings on the SFR Secured Credit Facility (defined below) were secured by the single-family rental portfolio.
(5)
Borrowings under the Affiliate Line of Credit (defined below) bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

The following table presents the future principal payments due under the Company’s mortgage loans and other indebtedness as of September 30, 2026 ($ in thousands):

Year	Amount(1)
2026 (remaining)	$48,998
2027	392,314
2028	117,569
2029	384,567
2030	86,276
2031	130,902
Thereafter	232,000
Total	$1,392,626

(1)	Includes the fully extended maturity date for loans with extension options that are at the Company’s discretion and the Company currently expects to be able to exercise.
The mortgage loans and Secured Credit Facilities are subject to various financial and operational covenants. These covenants require the Company to maintain certain financial ratios, which may include debt yield, and debt service coverage, among others. As of September 30, 2026, the Company is in compliance with all of its loan covenants that could result in a default under such agreements.

Mortgage Loans
During the nine months ended September 30, 2026, the Company obtained variable-rate mortgage loans of $84.0 million and
$48.5 million in connection with the acquisitions of two logistics properties and $39.0 million for a data center property. During the year ended December 31, 2025, the Company obtained a $23.7 million fixed-rate mortgage loan in connection with the refinancing of an office property and an $81.0 million fixed-rate mortgage loan from an affiliate of the Adviser in relation to a property held through the DST Program. The Company also obtained a $62.0 million floating-rate mortgage loan secured by five logistics properties. During the nine months ended September 30, 2026, the Company repaid $0.8 million of mortgage loans related to principal amortization. During the year ended December 31, 2025, the Company repaid $107.0 million of mortgage loans, including full repayments of an $80.0 million mortgage loan secured by a multifamily property and a $26.5 million mortgage loan secured by an office property.
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
During the nine months ended September 30, 2026, and year ended December 31, 2025, there were no borrowings on the
Secured Credit Facility.
SFR Secured Credit Facility
In April 2025, the Company entered into a credit agreement with a lender (the “SFR Secured Credit Facility”) providing for a secured credit facility to be used for the acquisition or refinancing of the Company’s single-family rental properties.
Borrowings on the SFR Secured Credit Facility are secured by single-family rental properties owned by the Company. The facility has a total capacity of $185.0 million, of which $50.0 million is uncommitted but may be drawn for future acquisitions of single-family rental properties. The SFR Secured Credit Facility bears interest at a rate of SOFR plus 1.85% and has a maturity date of April 2028, with a one-year extension option. As of September 30, 2026 and December 31, 2025, there were
$130.0 million of outstanding borrowings on the SFR Secured Credit Facility.
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
During the nine months ended September 30, 2026, the Company borrowed $191.0 million and repaid $79.0 million on the
Affiliate Line of Credit. As of September 30, 2026 and December 31, 2025, outstanding borrowings on the Affiliate Line of
Credit were $112.0 million and $0, respectively. For the three and nine months ended September 30, 2026, interest expense was
$1.4 million and $2.2 million, respectively. For the three and nine months ended September 30, 2025, interest expense was $0.1 million and $0.1 million, respectively.
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
The management fee can be paid, at the Adviser’s election, in cash or shares of the Company’s common stock or units of the
Operating Partnership. To date, the Adviser has elected to receive the management fee in Class I and Class E shares of the
Company’s common stock. During the three and nine months ended September 30, 2026, management fees earned by the
Adviser were $3.7 million and $10.4 million, respectively. During the three and nine months ended September 30, 2025, management fees earned by the Adviser were $3.2 million and $9.5 million, respectively.
During the nine months ended September 30, 2026, the Company issued 980,408 unregistered Class I shares of common stock to the Adviser for the payment of management fees earned from December 2025 through August 2026. The Company also had an accrued payable of $1.3 million related to the management fee as of September 30, 2026, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During October 2026, the Adviser was issued 120,587 unregistered
Class I shares as payment for the $1.3 million management fee accrued as of September 30, 2026.
The Adviser is entitled to a performance fee based on the total return of the Company’s Class C, Class D, Class I, Class S and
Class T shares of common stock (no performance fee is paid on the Class E shares). Total return is defined as distributions paid or accrued plus the change in the Company’s NAV, adjusted for subscriptions and repurchases. Pursuant to the Advisory
Agreement, the performance fee is equal to 12.5% of the total return in excess of a 5% total return (after recouping any loss carryforward amount), subject to a catch-up. The performance fee becomes payable at the end of each calendar year and can be paid, at the Adviser’s election, in cash, shares of the Company’s common stock, or units of the Operating Partnership. In addition, the Operating Partnership will pay the Adviser a performance fee with respect to certain classes of units held by parties other than the Company paid annually in an amount equal to 12.5% of the total return, subject to a 5% hurdle amount and a high-water mark, with a catch-up. The Company did not recognize any performance fees during the three and nine months ended September 30, 2026 and 2025.
Repurchase of Adviser Shares
During the nine months ended September 30, 2026, the Company repurchased 971,996 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $10.1 million. During the nine months ended
September 30, 2025, the Company repurchased 843,615 shares of Class I common stock from the Adviser outside of its share repurchase plan for total consideration of $8.9 million. The repurchases were related to shares that were previously issued to the
Adviser as payment of management fees.
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
In connection with the launch of the DST Program, Brookfield Real Estate Exchange LLC (the “DST Sponsor”), the Dealer
Manager and, solely with respect to its obligations with respect to the investor servicing fee, the Operating Partnership, entered into a DST dealer manager agreement (the “DST Dealer Manager Agreement”), pursuant to which the Dealer Manager serves as the dealer manager for the DST Offerings on a “best efforts” basis. The DST Sponsor is a wholly owned subsidiary of the
Company. Under the DST Dealer Manager Agreement, each DST will pay the Dealer Manager upfront selling commissions of up to 5.0% of the total cash purchase price paid per DST Interest sold, upfront dealer manager fees of up to 1.0% of the total cash purchase price paid per DST Interest sold, and placement fees in an amount up to 1.0% of the total cash purchase price paid per DST Interest sold. Additionally, each DST will pay to the Dealer Manager an ongoing investor servicing fee of up to
0.25% per annum of the total cash purchase price paid for the DST Interests sold in the applicable DST Offering.
The Operating Partnership will pay the Dealer Manager certain investor servicing fees, solely with respect to Operating
Partnership units issued in connection with the fair market value option (the “FMV Option”) in exchange for DST Interests. The
Operating Partnership will pay only until the fee limit (if any) set forth in the applicable agreement between the Dealer Manager and the participating distribution agent that sold such DST Interests in a DST Offering has been reached. These certain fees include an investor servicing fee equal to 0.85% per annum of the aggregate NAV for the applicable Class T-1 units, an investor servicing fee equal to 0.85% per annum of the aggregate NAV for the applicable Class S-1 units and an investor servicing fee equal to 0.25% per annum of the aggregate NAV for the applicable Class D-1 units. No investor servicing fee will be paid for Class I-1 units. All or a portion of the selling commissions, dealer manager fees, and investor servicing fees charged in connection with the DST Program may be reallowed to participating distribution agents, as set forth in the applicable agreement between the Dealer Manager and such participating distribution agent.
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
Consolidated Financial Statements.
Affiliate Loans to DST Properties
In September 2024 and July 2025, the Company entered into mortgage loan agreements with an affiliate of Brookfield for borrowings of $67.0 million and $81.0 million, respectively. The loans are secured by multifamily properties that are part of the
DST Program. Under the terms of the loan agreements, each loan has a ten-year term and a fixed interest rate of 4.2%. In connection with the financings, the DST Properties paid aggregate loan origination fees of $1.5 million to the Brookfield affiliate, which are included in Mortgage loans and secured credit facilities, net on the Company’s Consolidated Balance
Sheets. For the three and nine months ended September 30, 2026, the Company incurred $1.6 million and $4.7 million of interest expense related to these loans, respectively. For the three and nine months ended September 30, 2025, the Company incurred $1.5 million and $2.9 million of interest expense related to these loans, respectively.
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
In February 2025, the Company was assigned the Brookfield affiliate’s interest in the U.S. Diversified Logistics Portfolio I. The
Company paid no consideration for the assignment of the interest in the investment. In connection with the assignment, the
Company assumed the assignor’s future funding obligation to the fund related to the investment. In June 2026, the Company assigned a 0.24% interest in the fund related to the investment to the Brookfield affiliate for consideration of $0.8 million. In
August 2026, the Company assigned a 0.54% interest in the fund related to the investment to the Brookfield affiliate for consideration of $1.9 million. The Company currently holds an 18.7% interest in the Brookfield-managed fund related to the investment. As of September 30, 2026, the Company has funded $47.3 million of capital to the Brookfield-managed fund related to its share of the investment.

In June 2025, the Company was assigned the Brookfield affiliate’s interest in the U.S. Diversified Logistics Portfolio II. The assignment was concurrent with the Brookfield-managed fund’s acquisition of the investment. In connection with the assignment, the Company assumed the assignor’s future funding obligation to the fund related to the investment. In June 2026, the Company assigned a 0.24% interest in the fund related to the investment back to the Brookfield affiliate for consideration of
$0.2 million. In August 2026, the Company assigned a 0.54% interest in the fund related to the investment to the Brookfield affiliate for consideration of $0.5 million. The Company currently holds an 18.7% interest in the Brookfield-managed fund related to the investment. As of September 30, 2026, the Company has funded $14.7 million of capital to the Brookfield-
managed fund related to its share of the investment.
In July 2026, the Company was assigned the Brookfield affiliate’s interest in the U.S. Diversified Logistics Portfolio III. The
Company paid no consideration for the assignment of the interest in the investment. In connection with the assignment, the
Company assumed the assignor’s future funding obligation to the fund related to the investment. The Company currently holds an 18.7% interest in the Brookfield-managed fund related to the investment. As of September 30, 2026, the Company has funded $42.8 million of capital to the Brookfield-managed fund related to its share of the investment.
Investment in Limited Partnership Interest with Brookfield Affiliates
In June 2026, the Company made a $100.0 million commitment to a joint venture with other Brookfield-managed funds and third-party limited partners to acquire the U.S. Manufactured Housing investment. An affiliate of Brookfield is the manager of the venture and the Company owns a 1.9% effective interest in the underlying investment. As of September 30, 2026, the
Company has funded $86.8 million of its commitment to the venture.
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

	Fair Value		Income
	As of	As of	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2026	December 31, 2025	2026	2025	2026	2025
CMBS	$8,028	$8,997	$253	$311	$862	$782
Real estate-related loan	—	—	—	3,478	—	9,082
Total	$8,028	$8,997	$253	$3,789	$862	$9,864
Brookfield Repurchase Arrangement
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) hold shares of the Company’s common stock and units of the Operating Partnership. The Company and the Operating Partnership
have entered into a repurchase arrangement, as amended, with the Brookfield Investor (the “Brookfield Repurchase
Arrangement”) pursuant to which the Company and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor, as applicable, subject to the same terms available to stockholders under the Company’s share repurchase plan, subject to the following additional restrictions.
Pursuant to the terms of the Brookfield Repurchase Arrangement, the Company and the Operating Partnership will not repurchase the Brookfield Investor's shares of common stock and Operating Partnership units for cash if doing so would bring the value of its equity holdings in the Company and the Operating Partnership below $50.0 million. Additionally, the Company and the Operating Partnership will not repurchase the Brookfield Investor's shares or Operating Partnership units for cash in any month in which (1) the full amount of all the shares and Operating Partnership units requested to be repurchased by third-party investors under the share repurchase plan and the partnership agreement is not repurchased, (2) if such repurchase would result in the Company exceeding its net repurchase limits under the share repurchase plan, or (3) the share repurchase plan is suspended. Shares or units issued to the Adviser for the payment of management or performance fees are not subject to the
Brookfield Repurchase Arrangement. The Brookfield Repurchase Arrangement does not apply to shares of common stock or units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-
U.S. persons. During the three and nine months ended September 30, 2026, the Company and the Operating Partnership did not
repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the Brookfield Repurchase

Arrangement. As of September 30, 2026, the aggregate value of the Brookfield Investor’s shares and units that are subject to the Brookfield Repurchase Arrangement was $379.5 million.
Brookfield Investor Subscriptions
From time to time, the Brookfield Investor may subscribe for shares of the Company’s common stock or units of the Operating
Partnership. Each issuance is made at the same transaction price and subject to the same fees as shares or units sold in the
Public Offering or private offerings, as applicable. On December 1, 2021 and January 3, 2022, the Brookfield Investor
subscribed for $45.0 million and $38.0 million, respectively, of Class E units of the Operating Partnership. On April 3, 2023 and May 1, 2023, the Brookfield Investor subscribed for $10.0 million and $8.0 million, respectively, of Class I shares of the
Company’s common stock. On December 31, 2024, the Brookfield Investor submitted a repurchase request for $7.1 million through the Company’s share repurchase plan, which was paid in January 2025. On July 1, 2026, the Brookfield Investor
subscribed for $45.0 million of Class I shares of the Company’s common stock.
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
The Company has engaged BGRE and LyvWell Apartments, Brookfield affiliates together formerly known as Brookfield
Properties, to provide operational services (including, without limitation, property management, leasing, and construction management) and corporate support services (including, without limitation, accounting and administrative services) for the
Company and certain of its properties. The Company has also engaged Maymont Homes, a Brookfield affiliate, to provide operational services (including, without limitation, property management, renovation, leasing, and turnover and maintenance oversight) for the Company’s single-family rental properties.
The Company also reimburses BGRE, LyvWell Apartments, Maymont Homes and other Brookfield affiliates for corporate support and operating personnel expenses, including, but not limited to, employees who provide on-site maintenance, leasing, administrative and operational support services. Such employees may be fully dedicated or a shared resource amongst other investments. Employees’ compensation and expenses continue to be an expense of the affiliate, and if they are a shared resource, the affiliate allocates such expense to the Company according to its policies and procedures. Personnel expenses may include IT costs, HR support (i.e., payroll and benefits), rent and office services, basic financial services (i.e., accounts receivable, bank account administration), professional development, travel, professional fees and similar expenses.
The following table summarizes the Company’s affiliate service provider expenses for the three and nine months ended
September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Property management fees(1)	$987	$858	$2,871	$2,587
Single-family rental leasing, maintenance and turnover oversight fees(1)	286	243	785	719
Capitalized construction management fees(2)	20	24	70	51
Capitalized single-family rental renovation oversight fees(2)	—	—	—	—
Reimbursed personnel costs(3)	2,416	2,239	7,109	6,496
Total	$3,709	$3,364	$10,835	$9,853

(1)	Included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.
(2)	Included in Investments in real estate, net on the Company’s Consolidated Balance Sheets.
(3)
For the three and nine months ended September 30, 2026, $2.0 million and $6.1 million, respectively, is included in Rental property operating expenses and $0.4 million and $1.0 million, respectively, is included in General and administrative expenses on the
Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, $1.6 million and $4.8 million, respectively, is included in Rental property operating expenses and $0.6 million and $1.7 million, respectively, is included in
General and administrative expenses on the Company’s Consolidated Statements of Operations.

Captive Insurance Company
Obsidian Cell LLC (“Obsidian”), a Brookfield affiliate, provides property insurance for certain of the Company’s properties.
For the three and nine months ended September 30, 2026, the Company incurred $0.1 million and $0.3 million, respectively, for property insurance premiums paid to Obsidian. For the three and nine months ended September 30, 2025, the Company incurred $0.1 million and $0.3 million, respectively, for property insurance premiums paid to Obsidian.
On September 1, 2026, Onyx Mutual Insurance IC (“Onyx”), a Brookfield affiliate, merged with Obsidian. Obsidian, and previously Onyx, provides liability insurance for certain of the Company’s properties. For the three and nine months ended
September 30, 2026, the Company incurred $0.1 million and $0.3 million, respectively, for liability insurance premiums paid to
Obsidian and Onyx. For the three and nine months ended September 30, 2025, the Company incurred $0.1 million and $0.1 million, respectively, for liability insurance premiums paid to Onyx.
Argo Re. Ltd. (“Argo”), a Brookfield affiliate, provides excess property insurance for certain of the Company’s properties. For the three and nine months ended September 30, 2026 and 2025, the Company incurred an insignificant amount for excess insurance premiums paid to Argo.
Affiliate Title Service Provider
Horizon Land Services (“Horizon”), a Brookfield affiliate, provides title insurance for certain of the Company’s properties.
Horizon acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with the Company acquiring or financing its properties. For the three and nine months ended September 30, 2026, the Company incurred $0.0 million and $0.1 million, respectively, for title services provided by Horizon. For the three and nine months ended
September 30, 2025, the Company incurred an insignificant amount for title services provided by Horizon.
Terrorism Insurance Provider
Liberty IC Casualty LLC (“Liberty”), a Brookfield affiliate, provided terrorism insurance for certain of the Company’s properties through March 2025. For the three and nine months ended September 30, 2025, the Company incurred nil and an insignificant amount, respectively, for terrorism insurance premiums paid to Liberty.
On March 31, 2025, Obsidian replaced Liberty in providing terrorism insurance for certain of the Company’s properties. For the three and nine months ended September 30, 2026 and 2025, the Company incurred an insignificant amount for terrorism insurance premiums paid to Obsidian.
Submetering Services
Metergy, a Brookfield affiliate, provides submetering services to certain of the Company’s properties. For the three and nine months ended September 30, 2026 and 2025, the fee incurred by the Company was an insignificant amount.
Due to Affiliates
The following table details the amounts due to affiliates as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Accrued stockholder servicing fee	$11,584	$12,937
Advanced organization and offering costs	2,255	4,295
Stock repurchase payable to the Adviser for management fees	3,510	3,271
Other(1)	1,592	3,221
Accrued management fee	1,273	1,088
Accrued affiliate service provider expenses	1,798	1,831
OP units distributions payable	78	193
Total	$22,090	$26,836

(1)	Represents costs advanced by the Adviser and the Sub-Adviser on behalf of the Company for general corporate expenses provided by unaffiliated third parties.
Investor Incentive Program
Commencing with subscriptions accepted by the Company on July 1, 2026, each investor subscribing for shares will receive additional shares (“Bonus Shares”) issued by the Company (the “Investor Incentive Program”). The Adviser or its affiliates will contribute to the Company the full purchase price for the issued Bonus Shares from their own assets and at no additional cost to the investor. The Investor Incentive Program will terminate on the earlier of (i) immediately following the acceptance of subscriptions by the Company on December 1, 2026, or (ii) following the month in which the Company exceeds $250 million of proceeds raised (excluding upfront commissions, distribution reinvestments and Bonus Shares) from the sale of shares since the beginning of the Investor Incentive Program. As of September 30, 2026, the Adviser has contributed $1.4 million to the
Company for the purchase of Bonus Shares.
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

	September 30, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike Price	Index	Weighted Average Maturity (Years)
Interest rate caps - property debt	6	$609,270	5.06%	SOFR	0.5
Interest rate swaps - property debt	4	371,500	3.80%	SOFR	2.6
Total	10	$980,770	4.58%		1.3

	December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike Price	Index	Weighted Average Maturity (Years)
Interest rate caps - property debt	6	$618,111	5.20%	SOFR	0.4
Interest rate swaps - property debt	1	100,000	3.70%	SOFR	0.7
Total	7	$718,111	4.99%		0.5
Foreign Currency Forward Contracts and Swaps
Certain of the Company’s international investments, within Investments in unconsolidated entities and Investments in real estate-related securities, net on the Company’s Consolidated Balance Sheets, expose it to fluctuations in foreign currency exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of its functional currency. The Company uses foreign currency forward contracts and swaps to protect the value or fix the amount of certain investments or cash flows.
The following tables detail the Company’s outstanding foreign currency forward contracts and swaps that were non-designated hedges of foreign currency risk (£ in thousands):

	September 30, 2026
Foreign Currency Forward Contracts and Swaps	Number of Instruments	Notional Amount
Cross currency swap - investments in unconsolidated entities	1	£63,400
Cross currency swap - investments in real estate-related securities, net	1	£24,250
Foreign currency forward contract - investments in real estate-related securities, net	2	£1,033

	December 31, 2025
Foreign Currency Forward Contracts and Swaps	Number of Instruments	Notional Amount
Cross currency swap - investments in unconsolidated entities	1	£63,400
Cross currency swap - investments in real estate-related securities, net	1	£29,250
Foreign currency forward contract - investments in real estate-related securities, net	1	£1,383
Valuation and Financial Statement Impact
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

		Fair Value of Derivatives in an Asset Position		Fair Value of Derivatives in a Liability Position
Type of Derivative	Financial Statement Line	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Interest rate derivatives	Other assets/accounts payable, accrued expenses and other liabilities	$9,615	$549	$—	$134
Cross currency swap - investment in unconsolidated entities	Other assets/accounts payable, accrued expenses and other liabilities	—	—	930	1,336
Cross currency swaps - real estate related loans and securities, net	Other assets/accounts payable, accrued expenses and other liabilities	1,402	1,004	733	872
Foreign currency forward contract	Investments in real estate- related loans and securities, net	28	—	1	3
Total		$11,045	$1,553	$1,664	$2,345

The following tables detail the effect of the Company’s derivative financial instruments in the Company’s Consolidated
Statements of Operations ($ in thousands):

		For the Three Months Ended September 30,
Type of Derivative	Financial Statement Line	2026	2025
Interest rate caps - property debt	Other income, net	$22	$(34)
Interest rate swaps - property debt	Other income, net	6,091	(97)
Interest rate swaps - investments in real estate- related securities	Income from real estate-related loans and securities	—	(16)
Foreign currency forward contracts	Income from real estate-related loans and securities	(2)	(17)
Cross currency swaps - investments in unconsolidated entities	Gain from unconsolidated entities	(179)	2,551
Cross currency swaps - real estate related loans and securities, net	Income from real estate-related loans and securities	1,044	273
Total		$6,976	$2,660

		For the Nine Months Ended September 30,
Type of Derivative	Financial Statement Line	2026	2025
Interest rate caps - property debt	Other income, net	$143	$(19)
Interest rate swaps - property debt	Other income, net	8,372	(603)
Interest rate swaps - investments in real estate- related securities	Income from real estate-related loans and securities	—	66
Foreign currency forward contracts	Income from real estate-related loans and securities	25	(163)
Cross currency swaps - investments in unconsolidated entities	Gain from unconsolidated entities	263	(5,047)
Cross currency swaps - real estate related loans and securities, net	Income from real estate-related loans and securities	2,977	273
Total		$11,780	$(5,493)
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
	1,050,000
Common Stock
The following table details the changes in the Company’s outstanding shares of common stock for the nine months ended
September 30, 2026 (in thousands):

	Nine Months Ended September 30, 2026
	Class S	Class I	Class D	Class T	Class C	Class E	Total
December 31, 2025	24,982	57,394	98	20	6,156	3,948	92,598
Common stock issued(1)	2,386	7,029	1	59	1,293	128	10,896
Distribution reinvestment	506	1,556	—	—	—	199	2,261
Common stock repurchased	(4,159)	(3,248)	(7)	—	(769)	(91)	(8,274)
September 30, 2026	23,715	62,731	92	79	6,680	4,184	97,481

(1)	Includes conversions between share classes.

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
The following table details the aggregate net distributions declared for each applicable class of common stock for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.1779	$0.1779	$0.1779	$0.1779	$0.1779	$0.1779
Stockholder servicing fee per share of common stock	(0.0221)	—	(0.0067)	(0.0225)	—	—
Management fee per share of common stock	(0.0392)	(0.0396)	(0.0399)	(0.0399)	(0.0384)	—
Net distributions declared per share of common stock	$0.1166	$0.1383	$0.1313	$0.1155	$0.1395	$0.1779

	Nine Months Ended September 30, 2026
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.5962	$0.5962	$0.5962	$0.5962	$0.5962	$0.5962
Stockholder servicing fee per share of common stock	(0.0654)	—	(0.0196)	(0.0665)	—	—
Management fee per share of common stock	(0.1123)	(0.1135)	(0.1144)	(0.1144)	(0.1101)	—
Net distributions declared per share of common stock	$0.4185	$0.4827	$0.4622	$0.4153	$0.4861	$0.5962
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders will have their cash distributions attributable to the shares they own automatically reinvested in additional shares of common stock; provided, however, that clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan and stockholders that are residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to participate in the distribution reinvestment plan. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to the Company’s Class T, Class S and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued pursuant to the distribution reinvestment plan. During the three months ended September 30, 2026 and 2025,
$6.8 million and $3.2 million of distributions were reinvested for 646,910 and 310,368 shares of common stock, respectively.
During the nine months ended September 30, 2026 and 2025, $23.5 million and $10.1 million of distributions were reinvested for 2,261,386 and 947,898 shares of common stock, respectively.
Non-controlling Interests Attributable to Preferred Shareholders
Certain subsidiaries of the Company have elected to be treated as REITs for U.S. federal income tax purposes. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a price of $1,000 and an annual dividend payable ranging between 12.0% and 12.5%. As of September 30, 2026, there were $625,000 of preferred non-voting shares outstanding.

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
The following table summarizes the Redeemable non-controlling interest activity for the three and nine months ended
September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of the period	$1,015	$299,373	$960	$302,743
Distributions	(17)	(5,245)	(57)	(15,473)
Distributions reinvested	17	5,216	58	15,388
GAAP net (loss) income allocation	3	(764)	—	(203)
Fair value allocation	21	5,204	78	1,329
Ending balance	$1,039	$303,784	$1,039	$303,784
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
During the nine months ended September 30, 2026 and 2025, the Company repurchased 7,300,950 and 7,925,143 shares of common stock representing a total of $75.3 million and $83.7 million, respectively, under its share repurchase plan.
The Company satisfied all repurchase requests during the nine months ended September 30, 2026 and 2025.
13. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.
As of September 30, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
The Company may, from time to time, enter into payment guarantees related to mortgage loans at its investments in unconsolidated entities. As of September 30, 2026, the Company has a payment guarantee of $1.6 million.
The Company has unfunded capital commitment obligations related to its limited partnership interests in the U.S. Diversified
Logistics Portfolio I, U.S. Diversified Logistics Portfolio II, U.S. Diversified Logistics Portfolio III, and the U.S. Manufactured
Housing investment. As of September 30, 2026, the Company’s aggregate future capital funding requirements are estimated to be approximately $33.4 million.
14. Leases
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s housing, office, logistics, and net lease properties. Leases at the Company’s office, logistics, and net lease properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its office, logistics, and net lease properties primarily consists of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s rental housing properties primarily consists of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities.
The following table details the components of operating lease income from leases in which the Company is the lessor for the periods set forth below ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease payments	$36,244	$30,292	$101,634	$91,392
Variable lease payments	3,265	2,069	8,502	6,185
Total rental revenues	$39,509	$32,361	$110,136	$97,577

The following table details the undiscounted future minimum rents the Company expects to receive for its office, logistics, and net lease properties as of September 30, 2026. The table below excludes the Company’s housing and single-family rental properties as substantially all leases are shorter term in nature ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	$12,253
2027	48,968
2028	48,545
2029	47,127
2030	44,994
2031	38,955
Thereafter	166,220
Total	$407,062
15. Segment Reporting
As of September 30, 2026, the Company operates in seven reportable segments: housing, office, logistics, single-family rental, net lease, data centers and real estate-related loans and securities. Student housing and manufactured housing have been combined with multifamily housing as they do not meet materiality thresholds for a separate reportable segment. The Company continually evaluates the financial information used by the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM receives periodic reporting summarizing the Company’s portfolio of investments and related performance. These reports include information on the Company’s allocation of assets by sector and investment type. The sectors identified in these reports are: housing, office, logistics, single-family rental, net lease, data centers, and real estate-related loans and securities. The CODM uses segment net operating income (“Segment NOI”) as the primary financial measure when reviewing the portfolio performance. Segment NOI is defined by the Company as total property revenue less direct property expenses plus income from real estate-related loans and securities adjusted for any losses from real estate-related loans and securities. Segment NOI is a non-GAAP measure, and is reconciled to the GAAP measure Net income (loss) below.
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
The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment NOI is the key performance metric that captures the unique operating characteristics of each segment.
The following table sets forth total assets by segment ($ in thousands):

	September 30, 2026	December 31, 2025
Housing	$1,047,205	$984,316
Office	34,285	34,997
Logistics	522,624	176,507
Single-Family Rental	209,177	211,813
Net Lease	413,231	411,962
Data Centers	99,373	—
Real estate-related loans and securities	86,886	101,053
Total assets for reportable segments	2,412,781	1,920,648
Other (Corporate)	39,260	109,889
Total assets	$2,452,041	$2,030,537

The following table sets forth the financial results by segment for the three months ended September 30, 2026 ($ in thousands):

	Housing	Office	Logistics	Single- Family Rental	Net Lease	Data Centers	Real estate- related loans and securities	Total
Revenues:
Rental revenues	$20,191	$1,498	$6,060	$4,452	$5,044	$2,264	$—	$39,509
Other revenues	3,726	—	—	230	12	10	—	3,978
Total revenues	23,917	1,498	6,060	4,682	5,056	2,274	—	43,487

Expenses:
Rental property operating	11,047	840	1,359	2,235	796	371	—	16,648
Total expenses	11,047	840	1,359	2,235	796	371	—	16,648
Income from real estate-related loans and securities	—	—	—	—	—	—	1,370	1,370
Gain (loss) from unconsolidated entities	(1,188)	—	11,900	—	1,781	—	—	12,493
Segment net operating income	$11,682	$658	$16,601	$2,447	$6,041	$1,903	$1,370	$40,702

Other income, net								$6,380
Depreciation and amortization								(15,437)
General and administrative expenses								(1,652)
Management fee								(3,731)
Interest expense								(17,629)
Net income								$8,633
Net income attributable to non-controlling interests in consolidated joint ventures								(5,608)
Net income attributable to redeemable non- controlling interests								(3)
Net income attributable to non-controlling interests in the Operating Partnership								(49)
Net income attributable to stockholders								$2,973
The following table sets forth the financial results by segment for the three months ended September 30, 2025 ($ in thousands):

	Housing	Office	Logistics	Single- Family Rental	Net Lease	Data Centers	Real estate- related loans and securities	Total
Revenues:
Rental revenues	$20,245	$1,358	$2,089	$3,494	$5,175	$—	$—	$32,361
Other revenues	3,529	—	—	175	12	—	—	3,716
Total revenues	23,774	1,358	2,089	3,669	5,187	—	—	36,077

Expenses:
Rental property operating	10,229	818	542	1,922	992	—	—	14,503
Total expenses	10,229	818	542	1,922	992	—	—	14,503
Income from real estate-related loans and securities	—	—	—	—	—	—	5,155	5,155
Gain from unconsolidated entities	—	—	1,582	—	2,320	—	—	3,902
Segment net operating income	$13,545	$540	$3,129	$1,747	$6,515	$—	$5,155	$30,631

Other income, net								$223
Depreciation and amortization								(13,085)
General and administrative expenses								(1,470)
Management fee								(3,221)
Interest expense								(15,043)
Net loss								$(1,965)
Net income attributable to non-controlling interests in consolidated joint ventures								$(540)
Net loss attributable to redeemable non-controlling interests								764
Net loss attributable to stockholders								$(1,741)

The following table sets forth the financial results by segment for the nine months ended September 30, 2026 ($ in thousands):

	Housing	Office	Logistics	Single- Family Rental	Net Lease	Data Centers	Real estate- related loans and securities	Total
Revenues:
Rental revenues	$60,396	$4,514	$13,806	$13,120	$15,132	$3,168	$—	$110,136
Other revenues	10,593	—	—	644	35	10	—	11,282
Total revenues	70,989	4,514	13,806	13,764	15,167	3,178	—	121,418

Expenses:
Rental property operating	31,428	2,436	3,072	6,669	2,418	513	—	46,536
Total expenses	31,428	2,436	3,072	6,669	2,418	513	—	46,536
Income from real estate-related loans and securities	—	—	—	—	—	—	5,759	5,759
Gain (loss) from unconsolidated entities	(1,412)	—	20,133	—	7,376	—	—	26,097
Segment net operating income	$38,149	$2,078	$30,867	$7,095	$20,125	$2,665	$5,759	$106,738

Other income, net								$9,595
Depreciation and amortization								(43,987)
General and administrative expenses								(5,282)
Management fee								(10,396)
Interest expense								(47,968)
Net income								$8,700
Net income attributable to non-controlling interests in consolidated joint ventures								$(8,998)
Net income attributable to non-controlling interests - preferred stockholders								(77)
Net loss attributable to non-controlling interest in the Operating Partnership								8
Net loss attributable to stockholders								$(367)
The following table sets forth the financial results by segment for the nine months ended September 30, 2025 ($ in thousands):

	Housing	Office	Logistics	Single- Family Rental	Net Lease	Data Centers	Real Estate- Related Loans and Securities	Total
Revenues:
Rental revenues	$61,218	$4,231	$6,079	$10,475	$15,574	$—	$—	$97,577
Other revenues	9,713	2	11	499	33	—	—	10,258
Total revenues	70,931	4,233	6,090	10,974	15,607	—	—	107,835

Expenses:
Rental property operating	28,806	2,392	1,587	5,747	3,239	—	—	41,771
Total expenses	28,806	2,392	1,587	5,747	3,239	—	—	41,771
Income from real estate-related loans and securities	—	—	—	—	—	—	14,504	14,504
Gain from unconsolidated entities	—	—	11,510	—	6,033	—	—	17,543
Segment net operating income	$42,125	$1,841	$16,013	$5,227	$18,401	$—	$14,504	$98,111

Other income, net								$680
Depreciation and amortization								(39,354)
General and administrative expenses								(5,033)
Management fee								(9,511)
Interest expense								(44,391)
Net income								$502
Net income attributable to non-controlling interests in consolidated joint ventures								$(957)
Net income attributable to non-controlling interests - preferred stockholders								(77)
Net loss attributable to redeemable non-controlling interests								203
Net loss attributable to stockholders								$(329)

16. Subsequent Events
In October 2026, the Affiliate Line of Credit maturity date was extended to November 2027.

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
We are externally managed by Brookfield REIT Adviser LLC (the “Adviser”), an affiliate of Brookfield Asset Management
Ltd. (together with its affiliates, “Brookfield”). We are structured as an umbrella partnership real estate investment trust
("UPREIT"), which means that we own substantially all of our assets through our operating partnership, Brookfield REIT
Operating Partnership L.P. (the “Operating Partnership”), a Delaware limited partnership, of which our wholly owned subsidiary is the sole general partner.
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

As of November 12, 2026, we have received cumulative net proceeds of $1.3 billion, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our common stock in our Public Offering and our private offerings.
We qualified as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2019, and we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
As of September 30, 2026, we owned 22 investments in real estate, 20 investments in real estate-related securities, six investments in unconsolidated real estate ventures, three investments in real estate-related loans, two foreign currency forward contracts related to investments in real estate-related loans and securities, one cross currency swap related to investments in real estate-related loans and securities and one cross currency swap related to investments in unconsolidated real estate ventures. We currently operate in seven reportable segments: housing, office, logistics, single-family rental, net lease, data centers and real estate-related loans and securities. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from owning properties or real estate-related loans.
DST Program
On October 1, 2024, we initiated, through the Operating Partnership, a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $1.0 billion of beneficial interests (“DST Interests”) in specific Delaware statutory trusts (“DSTs”) holding one or more real properties (each, a “DST Property” and, collectively, the “DST Properties”). These
DST Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the
SEC under the Securities Act, in one or more offerings (the “DST Offerings”). Under the DST Program, each DST Property will be sourced from our real properties or from third parties, which will be held in a DST and subsequently leased by one of our wholly owned subsidiaries in accordance with a certain master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will hold a fair market value option (the "FMV Option"), giving it the right, but not the obligation, to acquire the DST Interests in the applicable DST from the investors in exchange for Operating Partnership units or cash, at the Operating Partnership’s discretion. Such FMV Option shall be exercisable during a one-year option period, beginning two years following the sale of the last DST Interest in any such DST Offering. The Operating Partnership, in its sole and absolute discretion, may assign its rights in the FMV Option to a subsidiary, an affiliate, a successor entity to the Operating
Partnership or the acquirer of a majority of the Operating Partnership’s assets. After a one-year holding period, investors who acquire Operating Partnership units pursuant to the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their Operating Partnership units for, at our sole discretion, shares of our common stock, cash, or a combination of both.
We believe that the DST Program will expand and diversify our capital-raising strategies by offering an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Affiliates of the Adviser have provided and may continue to provide mortgage financing with respect to certain DST Properties and are expected to receive fees in connection with the sale of the DST Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We have not allocated specific amounts of the net proceeds from the DST Program for any specific purpose. As of September 30, 2026, we have raised approximately $241.0 million of aggregate gross proceeds from our DST
Program.
Recent Developments
Business Outlook
Real estate fundamentals remain strong in most sectors, with steady demand and moderating new supply supporting stable or improving occupancy trends. Logistics and rental housing properties, which comprise 80% of our real estate portfolio, have remained particularly resilient and continue to show positive tailwinds as new construction starts have significantly decreased.
Recent macroeconomic factors, including inflationary pressures and rising interest rates, have contributed to increased volatility in public markets. While the potential impact on private real estate remains uncertain, high-quality properties with strong operating cash flows and stable occupancy should remain resilient through a period of instability. Elevated borrowing costs and changes in the availability of debt financing may influence real estate investment activity in the near term. However, favorable real estate fundamentals should continue to support durable cash flows and property operating performance.
With this backdrop, we believe the current environment will continue to present attractive investment opportunities. During the quarter, we acquired an interest in a 77-property logistics portfolio for an initial equity investment of approximately $42 million. We also acquired East Dallas Crossing, a fully-leased, Class-A warehouse in the Dallas area, for approximately $114 million. We continue to see an active acquisition pipeline for high-quality real estate properties and are well-positioned for further acquisition activity with $340.0 million of liquidity as of September 30, 2026.
Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.
Q3 2026 Highlights
Operating and Capital Raising Results:
•Year-to-date total returns through September 30, 2026, excluding upfront selling commissions, were 6.24% for Class S shares, 6.78% for Class I shares, 6.70% for Class D shares and 6.18% for Class T shares. Positive performance for the quarter was attributable to the net operating income generated by our highly-leased portfolio of investments and valuation gains at our logistics and manufactured housing investments. Total return is calculated as the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any net distributions per share declared in the period. Management believes total return is a useful measure of the overall performance of our shares.
•Annualized total returns from inception through September 30, 2026, excluding upfront selling commissions, were
5.58% for Class S shares, 6.58% for Class I shares, 0.12% for Class D shares and 3.91% for Class T shares. Since inception returns for Class D shares are calculated from June 1, 2022, the date the first Class D shares were issued.
Since inception returns for Class T shares are calculated from February 1, 2025, the date the first Class T shares were issued.
•Raised $89.5 million of gross proceeds from the sale of our common stock through public and private offerings during the three months ended September 30, 2026. Additionally, we raised $28.7 million through our DST Program during the quarter.
•Declared monthly net distributions totaling $13.0 million during the three months ended September 30, 2026. As of
September 30, 2026, the annualized net distribution rate was 4.49% for Class S shares, 5.25% for Class I shares,
4.94% for Class D shares and 4.36% for Class T shares.
•Reinvested distributions of $6.8 million during the three months ended September 30, 2026.
Investing and Financing Activity:
•In July 2026, we acquired an interest in a diversified logistics portfolio across several U.S. markets for an initial equity investment of approximately $42 million. The portfolio includes 77 properties totaling approximately 8.2 million square feet and approximately 506 acres of industrial outdoor storage. The portfolio is 93% leased to a diverse tenant mix with a weighted average remaining lease term of approximately 4 years.
•In September 2026, we acquired East Dallas Crossing, a 1.1-million-square-foot Class-A warehouse and distribution facility in Forney, Texas, for approximately $114 million. In connection with the acquisition, we obtained a $49 million mortgage loan. The property was constructed in 2021 as a build-to-suit facility and is fully triple-net leased to an investment-grade tenant, with approximately 10 years of remaining lease term and contractual annual rent escalations.
•During the quarter, we borrowed $66.0 million on the Affiliate Line of Credit to fund investment acquisitions and repaid $56.5 million of borrowings using proceeds raised through the DST Program and common stock subscriptions.
Current Portfolio:
•As of September 30, 2026, our investment portfolio, based on the NAV of our investments, consisted of 91% real estate properties and 9% real estate-related loans and securities. NAV is measured as the fair value of our investments less any mortgages or debt obligations related to such investments. There is no indebtedness on our real estate-related debt investments.
•Our real estate properties as of September 30, 2026, based on the total asset value of our properties measured at fair value, consisted of multifamily (35%), logistics (25%), net lease (16%), single-family rental (8%), manufactured housing (8%), student housing (4%), data center (3%) and office (1%).
•As of September 30, 2026, our real estate-related loans and securities consisted of 23 investments with an aggregate fair value of $88.4 million.

Portfolio
Investments in Real Estate
The following table provides information regarding our portfolio of real estate properties as of September 30, 2026 ($ in millions):

Investment(1)	Location	Property Type	Acquisition Date	Ownership Percentage(2)	Purchase Price(3)	Square Feet/ Number of Units	Occupancy Rate(4)
Anzio Apartments	Atlanta, GA	Multifamily	April 2019	90%	$59.2	448	92%
Arbors of Las Colinas	Dallas, TX	Multifamily	December 2020	90%	63.5	408	94%
1110 Key Federal Hill	Baltimore, MD	Multifamily	September 2021	100%	73.6	224	88%
Domain	Orlando, FL	Multifamily	November 2021	100%	74.1	324	90%
The Burnham	Nashville, TN	Multifamily	November 2021	100%	129.0	328	92%
Flats on Front	Wilmington, NC	Multifamily	December 2021	100%	97.5	273	94%
Verso	Beaverton, OR	Multifamily	December 2021	100%	74.0	172	92%
2626 South Side Flats	Pittsburgh, PA	Multifamily	January 2022	100%	90.0	264	96%
The Parker at Huntington Metro(5)	Alexandria, VA	Multifamily	March 2022	100%	136.0	360	94%
Briggs + Union(5)	Mount Laurel, NJ	Multifamily	April 2022	100%	158.0	490	96%
Single-Family Rental	Various	Single-Family Rental	Various	100%	210.7	787	90%
Reflection	Atlanta, GA	Student Housing	June 2024	97%	116.0	741	99%
U.S. Manufactured Housing(7)	Various	Manufactured Housing	June 2026	2%	86.8	83,514	92%
Principal Place(6)	London, UK	Net Lease	November 2021	20%	99.8	644,000	100%
DreamWorks Animation Studios	Glendale, CA	Net Lease	December 2021	100%	326.5	497,000	100%
Lakes at West Covina	Los Angeles, CA	Office	February 2020	95%	41.0	177,000	97%
6123-6227 Monroe Ct	Morton Grove, IL	Logistics	November 2021	100%	17.2	208,000	100%
8400 Westphalia Road	Upper Marlboro, MD	Logistics	November 2021	100%	27.0	100,000	100%
McLane Distribution Center	Lakeland, FL	Logistics	November 2021	100%	26.7	211,000	100%
2003 Beaver Road	Landover, MD	Logistics	February 2022	100%	9.4	38,000	100%
187 Bartram Parkway	Franklin, IN	Logistics	February 2022	100%	28.8	300,000	100%
U.S. Diversified Logistics Portfolio I(7)	Various	Logistics	February 2025	19%	45.1	9,384,444	87%
U.S. Diversified Logistics Portfolio II(7)	Various	Logistics	June 2025	19%	14.7	1,926,759	92%
34 Market Street(5)	Everett, MA	Logistics	March 2026	100%	155.4	221,856	100%
255 Caspian Drive(5)	Sunnyvale, CA	Data Center	May 2026	100%	90.3	119,756	100%
U.S. Diversified Logistics Portfolio III(7)	Various	Logistics	July 2026	19%	42.4	8,240,112	93%
East Dallas Crossing	Forney, TX	Logistics	September 2026	100%	114.1	1,080,308	100%
Total					$2,406.8

(1)
Investments in real estate properties include our consolidated property investments and our unconsolidated investments in Principal
Place, U.S. Diversified Logistics Portfolio I, U.S. Diversified Logistics Portfolio II, U.S. Diversified Logistics Portfolio III and U.S.
Manufactured Housing.

(2)
The joint venture agreements entered into by us (other than the Principal Place joint venture) provide the other partner a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by us and any profits interest due to the other partners is reported within non-controlling interests.

(3)	Excludes acquisition costs.
(4)
For multifamily and student housing investments, occupancy represents the percentage of all leased units divided by the total available units as of September 30, 2026. Single-family rental occupancy represents all occupied homes divided by the total stabilized homes as of the date indicated. Manufactured housing occupancy represents occupied pads divided by total rentable pads. For office, net lease and logistics investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as of September 30, 2026.

(5)
Held through our DST Program. The property has been consolidated on our Consolidated Balance Sheets and any profits interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures.

(6)	Purchase price represents our initial equity investment in the joint venture of £73.3 million, converted to USD using the spot rate on the acquisition date.
(7)
Held through a limited partnership interest in a Brookfield-managed fund that owns the investments. Purchase price represents the aggregate amount of capital funded to the limited partnership by us as of September 30, 2026.

Investments in Real Estate-Related Loans and Securities
The following table details our investments in real estate-related loans and securities as of September 30, 2026 ($ in thousands):

	September 30, 2026
Type of Loan/Security	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis/ Allowance Adjustment (3)	Carrying Amount
Investments held at fair value
CMBS - floating	8	SOFR + 3.62%	January 2030	$30,046	$27,939	$29,029
CMBS - fixed	4	4.56%	November 2026	23,413	20,650	5,177
RMBS - fixed	8	4.83%	October 2030	18,011	17,712	17,402
Cross currency forward contracts	2	N/A	October 2026	—	—	27
Total investments held at fair value	22	5.86%	March 2029	$71,470	$66,301	$51,635

Investments held at amortized cost
Real estate-related loans - fixed	3	9.92%	June 2028	39,016	(3,765)	35,251
Total investments held at amortized cost	3	9.92%	June 2028	$39,016	$(3,765)	$35,251

Total investments in real estate-related loans and securities	25	7.29%	December 2028	$110,486	$62,536	$86,886

(1)	As of September 30, 2026 SOFR was equal to 3.90%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the instruments.
(3)	Adjustments include the cumulative provision for current expected credit losses, unamortized fee income, and a foreign currency translation adjustment attributable to real estate-related loans.
Lease Expirations
The following table details the expiring leases at our consolidated office, logistics, and net lease properties by annualized base rent and square footage as of September 30, 2026 ($ and square feet data in thousands). The table below excludes our housing and single-family rental properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	2	$353	1%	10	—%
2027	7	1,347	3%	68	2%
2028	12	1,845	4%	81	3%
2029	11	2,247	5%	182	6%
2030	13	6,986	14%	240	8%
2031	8	1,357	3%	63	2%
2032	1	1,414	3%	211	7%
2033	2	112	—%	3	—%
2034	1	1,491	3%	300	10%
2035	1	15,514	32%	460	16%
Thereafter	2	15,973	32%	1,302	46%
Total	60	$48,639	100%	2,920	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations
The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025		$2026	2025	$
Revenues
Rental revenues	$39,509	$32,361	$7,148	$110,136	$97,577	$12,559
Other revenues	3,978	3,716	262	11,282	10,258	1,024
Total Revenues	43,487	36,077	7,410	121,418	107,835	13,583
Expenses
Rental property operating	16,648	14,503	2,145	46,536	41,771	4,765
General and administrative	1,652	1,470	182	5,282	5,033	249
Management fee	3,731	3,221	510	10,396	9,511	885
Depreciation and amortization	15,437	13,085	2,352	43,987	39,354	4,633
Total Expenses	37,468	32,279	5,189	106,201	95,669	10,532
Other Income (Expense)
Income from real estate-related loans and securities	1,370	5,155	(3,785)	5,759	14,504	(8,745)
Interest expense	(17,629)	(15,043)	(2,586)	(47,968)	(44,391)	(3,577)
Gain from unconsolidated entities	12,493	3,902	8,591	26,097	17,543	8,554
Other income, net	6,380	223	6,157	9,595	680	8,915
Total Other Income (Expense)	2,614	(5,763)	8,377	(6,517)	(11,664)	5,147
Net Income (Loss)	$8,633	$(1,965)	$10,598	$8,700	$502	$8,198
Net income attributable to non-controlling interests in consolidated joint ventures	$(5,608)	$(540)	$(5,068)	$(8,998)	$(957)	$(8,041)
Net income attributable to non-controlling interests - preferred shareholders	—	—	—	(77)	(77)	—
Net (income) loss attributable to redeemable non-controlling interests	(3)	764	(767)	—	203	(203)
Net (income) loss attributable to non-controlling interests in the Operating Partnership	(49)	—	(49)	8	—	8
Net Income (Loss) Attributable to Brookfield REIT Stockholders	$2,973	$(1,741)	$4,714	$(367)	$(329)	$(38)
Per common share data:
Net (loss) income per share of common stock - basic and diluted	$0.03	$(0.03)	$0.06	$(0.00)	$(0.00)	$0.00
Revenues
Revenues primarily consist of base rent arising from tenant leases at our housing, single-family rental, net lease, data centers, office and logistics properties. During the three and nine months ended September 30, 2026, revenues increased $7.4 million to
$43.5 million and increased $13.6 million to $121.4 million compared to the three and nine months ended September 30, 2025.
The increase was primarily due to incremental rental revenue generated from properties acquired during 2025 and 2026.
The components of revenue during these periods are as follows ($ in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025		$2026	2025	$
Rental revenue	$36,006	$29,979	$6,027	$101,055	$90,683	$10,372
Ancillary income and fees	3,978	3,716	262	11,282	10,258	1,024
Tenant reimbursements	3,503	2,382	1,121	9,081	6,894	2,187
Total revenues	$43,487	$36,077	$7,410	$121,418	$107,835	$13,583
Rental property operating expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate properties, including real estate taxes, repairs and maintenance expenses, utilities, property management fees, and insurance expenses. During the three and nine months ended September 30, 2026, rental property operating expenses increased $2.1 million to $16.6 million and increased $4.8 million to $46.5 million, respectively, compared to the three and nine months ended September 30, 2025. The increase is primarily driven by additional operating expenses attributable to acquisition activity in 2025 and 2026, as well as higher real estate taxes at our housing properties.
General and administrative expenses
General and administrative expenses are corporate-level expenses that relate mainly to our professional, compliance and administration costs, including accounting and administrative fees, legal fees, audit fees, professional tax fees, valuation fees, board of director fees and other professional fees. During the three and nine months ended September 30, 2026, general and administrative expenses increased $0.2 million to $1.7 million and increased $0.2 million to $5.3 million, respectively, compared to the three and nine months ended September 30, 2025. The increase in general and administrative expenses during the three months ended September 30, 2026, compared to the corresponding prior period was primarily due to an increase in tax, accounting and legal expenses, offset by a decrease in board of director, software and technology costs. The increase in general and administrative expenses during the nine months ended September 30, 2026, compared to the corresponding prior period was primarily driven by an increase in filing and accounting fees, offset by a decrease in software and technology costs.
Management fee
Management fees are earned by our Adviser for providing services pursuant to the advisory agreement among the Adviser, the
Operating Partnership and the Company (the “Advisory Agreement”). During the three and nine months ended September 30,
2026, management fees increased $0.5 million to $3.7 million and increased $0.9 million to $10.4 million, respectively, compared to the three and nine months ended September 30, 2025. Management fees are calculated based on our aggregate
NAV of Class S, Class I, Class D, Class C and Class T shares (no management fees are paid on Class E shares) and aggregate
DST Property consideration, and are paid monthly. The Operating Partnership pays the Adviser a management fee equal to
1.25% per annum of the Operating Partnership’s NAV of its Class T, Class T-1, Class S, Class S-1, Class D, Class D-1, Class I,
Class I-1 and Class C units held by unitholders other than the Company, payable monthly. The increase in management fees was due to higher aggregate NAV and DST Property consideration during the current period.
Depreciation and amortization
During the three and nine months ended September 30, 2026, depreciation and amortization expense increased $2.4 million to
$15.4 million and increased $4.6 million to $44.0 million, respectively, compared to the three and nine months ended
September 30, 2025. The increase was primarily attributable to a larger asset base resulting from acquisition activity, as well as the accelerated depreciation associated with the early termination of a lease at our office property.
Income from real estate-related loans and securities
During the three and nine months ended September 30, 2026, income from real estate-related loans and securities decreased
$3.8 million to $1.4 million and decreased $8.7 million to $5.8 million, respectively, compared to the three and nine months ended September 30, 2025. The decrease in the most recent three and nine month periods is attributable to the repayment of a real estate-related loan in October 2025 and sales of real estate-related securities, partially offset by an increase in interest income from a real estate-related loan that was originated in September 2025. As of September 30, 2026, the weighted average coupon of our investments in real estate-related loans and securities was 7.29% compared to 10.37% as of September 30, 2025.
Interest expense
Interest expense is primarily related to interest incurred on our mortgage loans, secured credit facilities and Affiliate Line of
Credit. Interest expense increased $2.6 million to $17.6 million and increased $3.6 million to $48.0 million during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The increase is primarily attributable to an increase in outstanding indebtedness from mortgage loans related to property acquisitions and borrowings under the Affiliate Line of Credit, partially offset by lower interest rates on variable-rate debt in the first half of
2026 and the refinancing of certain mortgage loans at lower interest rates. As of September 30, 2026, our weighted average cost of leverage, including the impact of our interest rate derivatives, was 5.00%, compared to 4.98% as of September 30, 2025.
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
During the three and nine months ended September 30, 2026, gain from unconsolidated entities increased by $8.6 million to
$12.5 million and increased by $8.6 million to $26.1 million, respectively, compared to the three and nine months ended
September 30, 2025. The increase in the three months ended September 30, 2026 compared to the corresponding prior period was primarily driven by an increase in unrealized gains on the fair value of the U.S. Diversified Logistics Portfolios I, II and III
and an increase in the unrealized gain on the fair value of our unconsolidated interest in Principal Place, partially offset by a decrease in the unrealized gain on the fair value of the cross currency swap and an increase in our allocable share of net loss from the U.S. Manufactured Housing investment, which is held at historical cost. The increase in the nine months ended
September 30, 2026 compared to the corresponding prior period was primarily driven by an increase in unrealized gain on the fair value of the U.S. Diversified Logistics Portfolios I, II and III, and a decrease in unrealized gain on the fair value of the cross currency swap, partially offset by a decrease in unrealized gain on the fair value of our unconsolidated interest in Principal
Place and an increase in our allocable share of net loss from the U.S. Manufactured Housing investment.
Other income, net
Other income, net consists of realized and unrealized gains and losses on our interest rate derivatives and income from our trading securities. During the three and nine months ended September 30, 2026, other income increased $6.2 million to $6.4 million and increased $8.9 million to $9.6 million, respectively, compared to the three and nine months ended September 30,
2025. The increase is due to unrealized gains on our interest rate derivatives, which are held at fair value.
Net income attributable to non-controlling interests in consolidated joint ventures
Net income attributable to non-controlling interests in consolidated joint ventures consists of income to the non-controlling interest holders in joint venture investments, including interests in our DST Properties. During the three and nine months ended
September 30, 2026, net income attributable to non-controlling interests in consolidated joint ventures increased by $5.1 million to $5.6 million and $8.0 million to $9.0 million, respectively, compared to the three and nine months ended September 30,
2025. The increase was primarily due to income attributable to investors in the DST Program.
Net (income) loss attributable to redeemable non-controlling interests and Net (income) loss attributable to non-controlling interests in the Operating Partnership
Net (income) loss attributable to redeemable non-controlling interests and non-controlling interests in the Operating Partnership was less than $0.1 million for the three and nine months ended September 30, 2026, and $0.8 million and $0.2 million of income for the three and nine months ended September 30, 2025. The income or loss allocable to redeemable non-controlling interests and non-controlling interests in the Operating Partnership is related to interests held in the Operating Partnership by parties other than us. The change from the prior period was due to a decrease in redeemable non-controlling interests resulting from the repurchase of Operating Partnership units from the Brookfield Investor in exchange for common shares during the year ended December 31, 2025.
Reimbursement by the Adviser
Pursuant to the Advisory Agreement, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses
(as defined in our charter) in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested
Assets or (ii) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”). For the four consecutive quarters ended September 30, 2026, our Total Operating Expenses did not exceed the 2%/25% Limitation.
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
We believe that our current liquidity position is sufficient to meet the operating needs of our business, with $340.0 million of liquidity as of September 30, 2026, consisting of $22.0 million of unrestricted cash and cash equivalents, $305.0 million of undrawn available capacity on our Secured Credit Facility and SFR Secured Credit Facility (which includes $300.0 million of uncommitted capacity that can be used for the acquisition or refinancing of investments), and $13.0 million of undrawn available capacity on our Affiliate Line of Credit. We may also generate additional liquidity through the sale of our real estate-
related securities, which had an aggregate fair value of $51.6 million as of September 30, 2026.
Our portfolio remains conservatively leveraged at 55% as of September 30, 2026, and we can generate additional liquidity by incurring indebtedness secured by our investments. Our leverage ratio is calculated by dividing (i) the consolidated property-
level and entity-level debt, excluding any third-party interests in such debt, net of cash, loan-related restricted cash, and trading securities by (ii) the gross asset value of real estate equity investments (calculated using the greater of fair value and cost of gross real estate assets), excluding any third-party interests in such investments, plus our equity in real estate-related debt investments. Additionally, there is no indebtedness on our real estate-related debt investments.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock, proceeds from the DST Program, and through the assumption or incurrence of debt. During the three and nine months ended
September 30, 2026, we received $89.5 million and $102.7 million, respectively, of proceeds from the sale of shares of our common stock and $28.7 million and $123.5 million, respectively, from our DST Program. In addition, during the three and nine months ended September 30, 2026, we repurchased $21.1 million and $75.3 million, respectively, in shares of our common stock under our share repurchase plan. Since inception, we have satisfied 100% of repurchase requests.
The following table is a summary of our total indebtedness, net as of September 30, 2026 ($ in thousands):

Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	Principal Balance Outstanding
Fixed rate loans:
Fixed rate mortgages	4.06%	November 2030	N/A	$500,420
Total fixed rate loans				500,420
Variable rate loans:
Variable rate mortgages(3)	SOFR+1.70%	April 2029	N/A	650,233
Secured Credit Facility	SOFR+2.75%	May 2027	$250,000	—
SFR Secured Credit Facility(4)	SOFR+1.85%	April 2029	$185,000	129,973
Affiliate Line of Credit(5)	SOFR+2.25%	November 2026	$125,000	112,000
Total variable rate loans				892,206
Total indebtedness				1,392,626
Deferred financing costs, net				(8,330)
Total indebtedness, net				$1,384,296

(1)	As of September 30, 2026 and December 31, 2025, SOFR was 3.90% and 3.87%, respectively.
(2)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.
(3)
Includes a $48.7 million mortgage loan that matures in December 2026 and a $279.3 million mortgage loan that matures in March
2027. Management intends to and expects to have the ability to extend or refinance the mortgage loans prior to maturity.

(4)	As of September 30, 2026, borrowings on the SFR Secured Credit Facility were secured by the single-family rental properties.
(5)
Borrowings under the Affiliate Line of Credit (defined below) bear interest at a rate of the lowest then-current interest rate for any similar credit product offered by a third-party lender to the Company or its subsidiaries or, if not available, SOFR plus a 0.10% credit adjustment and a 2.25% margin.

Cash Flows
The following table provides a summary of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows provided by operating activities	$28,048	$30,236
Cash flows used in investing activities	(419,322)	(202,357)
Cash flows provided by financing activities	385,408	181,702
Net change in cash and cash equivalents and restricted cash	$(5,866)	$9,581
Cash flows provided by operating activities decreased $2.2 million during the nine months ended September 30, 2026, compared to the corresponding period in 2025. The decrease is primarily due to a $3.6 million increase in interest expense and a
$1.1 million increase in upfront derivative acquisition costs, offset by a $13.6 million increase in total revenue and a $10.5 million increase in total expenses.
Cash flows used in investing activities increased $217.0 million for the nine months ended September 30, 2026, compared to the corresponding period in 2025. The change is primarily due to a $360.5 million increase in cash used for the acquisitions of real estate and a $70.4 million increase in cash used to acquire interests in unconsolidated investments. These activities are partially offset by a $9.9 million increase in proceeds from principal repayments on our investments in real estate-related loans and securities, a $3.4 million increase in proceeds from the sale of partial interests in unconsolidated investments, a $145.3 million decrease in cash used to purchase or fund real estate-related loans and securities (net of proceeds from the sale of real estate-related loans and securities), and a $55.5 million decrease in cash used to purchase trading securities (net of proceeds from the sale of trading securities).
Cash flows provided by financing activities increased $203.7 million for the nine months ended September 30, 2026, compared to the corresponding period in 2025. The increase is primarily due to a $110.9 million increase in borrowings from mortgage loans (net of repayments), a $35.2 million decrease in repayments of secured credit facilities (net of borrowings), a $94.8 million increase in borrowings on the Affiliate Line of Credit (net of repayments), a $59.1 million increase in contributions from non-controlling interests related to the DST Program, and a $19.5 million decrease in repurchases of common stock.
These increases are partially offset by a $118.7 million decrease in proceeds from the issuance of common stock.
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
Our total NAV presented in the following tables includes the NAV of our Class S, Class I, Class T, Class D, Class C and Class
E shares of common stock, as well as partnership interests in the Operating Partnership held by parties other than us. The following table provides a breakdown of the major components of our NAV as of September 30, 2026 ($ and shares/units in thousands):

Components of NAV	September 30, 2026
Investments in real estate	$2,199,787
Investments in real estate-related loans and securities	88,380
Investments in unconsolidated entities(1)	345,912
Cash and cash equivalents	22,032
Restricted cash	18,547
Other assets	41,894
Debt obligations	(1,378,526)
Accrued stockholder servicing fees(2)	(188)
Management fee payable	(1,273)
Dividend payable	(4,511)
Subscriptions received in advance	(6,843)
Other liabilities	(48,590)
Non-controlling interests in joint ventures	(232,278)
Net asset value	$1,044,343
Number of shares/units outstanding	99,135

(1)
Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of September 30, 2026, our allocable share of the gross real estate asset value held by such entities was $791.6 million.

(2)
Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares of our common stock. As of September 30, 2026, we have accrued under GAAP approximately $11.6 million of stockholder servicing fees.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2026 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class I Shares	Class D Shares	Class T Shares	Class C Shares(1)	Class E Shares(1)	Third-party Class I-1 OP Units(2)	Third-party Class E OP Units(2)	Total
Net asset value	$248,378	$663,835	$985	$838	$68,519	$44,285	$16,465	$1,038	$1,044,343
Number of shares/units outstanding	23,715	62,731	92	79	6,680	4,184	1,556	98	99,135
NAV Per Share/Unit as of September 30, 2026	$10.4734	$10.5822	$10.6949	$10.6734	$10.2566	$10.5845	$10.5822	$10.5845

(1)	Class C and Class E shares of our common stock are offered to investors pursuant to private offerings.
(2)	Includes units of the Operating Partnership held by parties other than us.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the
September 30, 2026 valuations, based on property types. In the event we own more than one office, data center, or manufactured housing investment in the portfolio, we will include the key assumptions for these property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily/Student Housing	7.4%	5.7%
Single-Family Rental	7.2%	5.5%
Net Lease	7.4%	5.5%
Logistics	8.6%	6.3%
These assumptions are determined by our independent valuation advisor and our independent third-party appraisal firms (other than international properties, which are determined by the Adviser and reviewed by our independent valuation advisor). A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily/ Student Housing Investment Values	Single-Family Rental Investment Values	Net Lease Investment Values	Logistics Investment Values
Discount Rate	0.25% Decrease	1.9%	0.9%	2.0%	1.8%
(weighted average)	0.25% Increase	(1.9)%	(1.0)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% Decrease	2.7%	3.6%	2.9%	2.5%
(weighted average)	0.25% Increase	(2.5)%	(3.4)%	(2.6)%	(2.3)%
The preceding tables do not include recently acquired properties, which are held at cost in accordance with our valuation guidelines.
The following table reconciles Stockholders’ Equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2026
Stockholders’ equity under U.S. GAAP	$709,580
Redeemable non-controlling interests attributable to OP unitholders	1,039
Non-controlling interests attributable to OP unitholders	15,325
Total partners’ capital of Operating Partnership under GAAP	725,944
Adjustments:
Accrued stockholder servicing fee	11,584
Deferred rent	(914)
Advanced organizational and offering costs	2,255
Unrealized net real estate appreciation	9,592
Accumulated depreciation and amortization	295,882
NAV	$1,044,343

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

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025 (1)	September 30, 2026	September 30, 2025(1)
Net income (loss) attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	$3,025	$(2,505)	$(374)	$(532)
Adjustments to arrive at FFO:
Depreciation and amortization	15,437	13,085	43,987	39,354
Amount attributed to non-controlling interests attributable to consolidated joint ventures for above adjustments	(176)	(186)	(573)	(570)
FFO attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	18,286	10,394	43,040	38,252
Adjustments to arrive at AFFO:
Straight-line rental income	(600)	(465)	(1,602)	(796)
Amortization of above and below market lease intangibles, net	(1,125)	(330)	(1,784)	(993)
Amortization of deferred financing costs	675	604	1,700	1,551
Amortization of upfront derivative acquisition costs	249	256	656	805
Amortization of restricted stock awards	80	81	259	242
Unrealized gain on investments, net(2)	(18,335)	(5,260)	(34,085)	(18,855)
Provision for current expected credit loss (benefit)	—	289	(664)	289
Allocable share of AFFO related to unconsolidated entities	1,501	—	6,002	—
Amount attributed to non-controlling interests attributable to consolidated joint ventures for above adjustments	3,034	(36)	3,008	(163)
AFFO attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	3,765	5,533	16,530	20,332
Adjustments to arrive at FAD:
Non-cash management fee	3,731	3,221	10,396	9,511
Realized gain on sale of real estate-related loans and securities	(152)	(815)	(344)	(902)
Realized gain on sale of Treasury Bonds	(112)	(391)	(956)	(1,141)
Realized loss on financial instruments(3)	69	1,993	87	1,993
Stockholder servicing fees	(519)	(583)	(1,564)	(1,805)
Allocable share of FAD related to unconsolidated entities	73	—	17	—
FAD attributable to Brookfield REIT stockholders, redeemable non-controlling interests, and third-party Operating Partnership unitholders	$6,855	$8,958	$24,166	$27,988
Per common share and Operating Partnership unit data:
FAD per share/unit - basic and diluted	$0.07	$0.09	$0.25	$0.29
Weighted average number of shares/units outstanding - basic and diluted	98,224	95,215	95,215	96,130

(1)	The prior period has been recast to present unconsolidated entities in a consistent manner with the current period presentation.
(2)
Unrealized loss (gain) on investments, net relates to mark-to-market changes on our investments in real estate-related securities, derivative contracts, and investments in unconsolidated entities reported at fair value and historical cost.

(3)	Realized loss on financial instruments relates to settlements on our foreign currency swaps and interest rate swaps.
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
The following table details the aggregate net distributions declared for each of our classes of common stock for the three and nine months ended September 30, 2026.

	Three Months Ended September 30, 2026
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.1779	$0.1779	$0.1779	$0.1779	$0.1779	$0.1779
Stockholder servicing fees per share of common stock	(0.0221)	—	(0.0067)	(0.0225)	—	—
Management fee per share of common stock	(0.0392)	(0.0396)	(0.0399)	(0.0399)	(0.0384)	—
Net distributions declared per share of common stock	$0.1166	$0.1383	$0.1313	$0.1155	$0.1395	$0.1779

	Nine Months Ended September 30, 2026
	Class S	Class I	Class D	Class T	Class C	Class E
Aggregate gross distributions declared per share of common stock	$0.5962	$0.5962	$0.5962	$0.5962	$0.5962	$0.5962
Stockholder servicing fees per share of common stock	(0.0654)	—	(0.0196)	(0.0665)	—	—
Management fee per share of common stock	(0.1123)	(0.1135)	(0.1144)	(0.1144)	(0.1101)	—
Net distributions declared per share of common stock	$0.4185	$0.4827	$0.4622	$0.4153	$0.4861	$0.5962
The following tables summarize our distributions and the Operating Partnership’s distributions declared during the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Amount	Percentage	Amount	Percentage
Company Distributions
Payable in cash	$6,007	46%	$8,176	72%
Reinvested in shares	7,022	54%	3,242	28%
Total Company distributions	$13,029	100%	$11,418	100%
Operating Partnership Distributions(1)
Payable in cash	$215	92%	$—	—%
Reinvested in units	18	8%	5,245	100%
Total Operating Partnership distributions	$233	100%	$5,245	100%
Total Company and Operating Partnership Distributions	$13,262	100%	$16,663	100%

Sources of Company and Operating Partnership Distributions
Cash flows provided by operating activities	$9,079	68%	$8,294	50%
Cash flow from other sources(2)	4,183	32%	8,369	50%
Total sources of distributions	$13,262	100%	$16,663	100%

Cash flows provided by operating activities(3)	$9,079		$8,294
Funds from Operations	$18,286		$10,394
Adjusted Funds from Operations	$3,765		$5,533
Funds Available for Distribution	$6,855		$8,958

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Amount	Percentage	Amount	Percentage
Company Distributions
Payable in cash	$21,008	48%	$24,915	71%
Reinvested in shares	23,014	52%	10,069	29%
Total Company distributions	$44,022	100%	$34,984	100%
Operating Partnership Distributions(1)
Payable in cash	$751	93%	$—	—%
Reinvested in units	55	7%	15,473	100%
Total Operating Partnership distributions	$806	100%	$15,473	100%
Total Company and Operating Partnership Distributions	$44,828	100%	$50,457	100%

Sources of Company and Operating Partnership Distributions
Cash flows provided by operating activities	$28,048	63%	$30,236	60%
Cash flow from other sources(2)	16,780	37%	20,221	40%
Total sources of distributions	$44,828	100%	$50,457	100%

Cash flows provided by operating activities(3)	$28,048		$30,236
Funds from Operations	$43,040		$38,252
Adjusted Funds from Operations	$16,530		$20,332
Funds Available for Distribution	$24,166		$27,988

(1)	Distributions paid by the Operating Partnership to third parties other than the Company.
(2)	Includes cash flows from investing activities, such as proceeds from sales of trading securities and real estate-related securities.
(3)
See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” below for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of these metrics to GAAP Net loss attributable to stockholders and redeemable non-controlling interests, and for considerations on how to review these metrics..

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
Critical Accounting Estimates
The preparation of these financial statements in accordance with GAAP involves significant judgment and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions.
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
Upon acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities. The most significant portion of the allocation is to building and land and requires the use of market-based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.
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
For our investments in unconsolidated entities for which we have not elected the FVO, we review these investments for impairment each quarter or when there is an event or change in circumstances that indicates a decrease in value. If there is a decrease in value due to a series of operating losses or other factors, the investment is evaluated to determine if the loss in value is considered other-than-temporary. Although a current fair value below the carrying value of the investment is an indicator of impairment, we will only recognize an impairment if the loss in value is determined to be an other-than-temporary impairment.
If an impairment is determined to be other-than-temporary, we will record an impairment charge sufficient to reduce the investment’s carrying value to its fair value, which would result in a new cost basis. This new cost basis will be used for future periods when recording subsequent income or loss and cannot be written up to a higher value as a result of increases in fair value.
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2026, the outstanding principal balance of our variable rate indebtedness was
$892.2 million.
Certain of our mortgage loans and other indebtedness are variable rate and indexed to the USD denominated Secured Overnight
Financing Rate (“SOFR”). For the nine months ended September 30, 2026, a 10% increase in SOFR would have resulted in increased interest expense of $0.4 million. We have executed interest rate swaps and caps with an aggregate notional amount of
$980.8 million as of September 30, 2026, to hedge the risk of increasing interest rates.
Investments in Real Estate-Related Loans and Securities
As of September 30, 2026, we held $86.9 million of investments in real estate-related loans and securities. Certain of our investments are floating rate and indexed to SOFR. As such, we are exposed to interest rate risk and our net income will increase or decrease depending on interest rate movements. While we cannot predict factors which may or may not affect interest rates, for the nine months ended September 30, 2026, a 10% increase or decrease in SOFR would have resulted in an increase or decrease to income from our real estate-related loans and securities of less than $0.1 million.
We may also be exposed to market risk with respect to our investments in real estate-related securities and real estate-related loans that are held at fair value due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related loans and securities by making investments backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of September 30, 2026, the fair value at which we may sell our investments in real estate-related loans and securities is not known, but a 10% change in the fair value of our investments in real estate-related loans and securities may result in an unrealized gain or loss of $8.8 million.
Foreign Currency Risk
We may be exposed to currency risks related to our non-U.S. investments that are denominated in currencies other than the U.S.
Dollar (“USD”). We seek to manage or mitigate our exposure to the effects of currency changes by entering into derivative financial instruments to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, changes in the timing or amount of foreign currency denominated cash flows from our non-U.S. investments. As of September 30, 2026, we have four foreign currency derivatives with an aggregate notional amount of £88.7 million.
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
PART II.OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
September 30, 2026, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.
ITEM 1A.RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-
K for the year ended December 31, 2025 and Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30,
2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
For the three months ended September 30, 2026, all equity securities that were sold and not registered under the Securities Act were previously reported on Current Reports on Form 8-K.
Share Repurchases
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan.
The total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV attributable to its stockholders as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV attributable to our stockholders as of the last day of the previous calendar quarter. We measure the repurchase limitations based on net repurchases during a month or quarter. The term “net repurchases” means, during the applicable period, the excess capital outflows over capital inflows. The term “capital outflows” means share repurchases under our share repurchase plan in a given period. The term “capital inflows” means proceeds from share subscriptions received in a given period that are accepted as of the first calendar day of the next month, plus purchases pursuant to our distribution reinvestment plan. For any given calendar quarter, the maximum amount of repurchases during that quarter will be equal to (1) 5% of the aggregate NAV attributable to our stockholders as of the last calendar day of the previous calendar quarter, plus (2) capital inflows during such calendar quarter. The same would apply for a given month, except that repurchases in a month would be subject to the 2% limit described above (subject to potential carry-over capacity), and netting would be measured on a monthly basis.
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
One or more affiliates of Brookfield (individually or collectively, as the context may require, the “Brookfield Investor”) hold shares of our common stock and units of the Operating Partnership. We and the Operating Partnership have entered into a repurchase arrangement, as amended, with the Brookfield Investor (the “Brookfield Repurchase Arrangement”) pursuant to which we and the Operating Partnership will offer to repurchase shares of common stock or Operating Partnership units from the Brookfield Investor, as applicable, subject to the same terms available to stockholders under our share repurchase plan, subject to the following additional restrictions.
Pursuant to the terms of the Brookfield Repurchase Arrangement, we and the Operating Partnership will not repurchase the
Brookfield Investor’s shares of common stock and Operating Partnership units for cash if doing so would bring the value of its equity holdings in us and the Operating Partnership below $50.0 million. Additionally, we and the Operating Partnership will not repurchase the Brookfield Investor’s shares or Operating Partnership units for cash in any month in which (1) the full amount of all shares and Operating Partnership units requested to be repurchased by third-party investors under the share repurchase plan and the partnership agreement is not repurchased, (2) if such repurchase would result in us exceeding our net repurchase limits under the share repurchase plan, or (3) the share repurchase plan is suspended. Shares or units issued to the
Adviser for the payment of management or performance fees are not subject to the Brookfield Repurchase Arrangement. The
Brookfield Repurchase Arrangement does not apply to shares of common stock or units held by affiliates of Brookfield that are feeder vehicles primarily created to offer interests in such feeder vehicles to non-U.S. persons. During the three and nine months ended September 30, 2026, we and the Operating Partnership did not repurchase any shares or Operating Partnership units from the Brookfield Investor as part of the Brookfield Repurchase Arrangement.

During the three months ended September 30, 2026, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased(1)(2)	Repurchases as a Percentage of Shares Outstanding(3)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(4)
July 2026	712,406	0.8%	$10.4319	712,406	—
August 2026	718,275	0.8%	$10.4959	718,275	—
September 2026(5)	917,252	0.9%	$10.5065	584,723	—
Total	2,347,933			2,015,404

(1)	Repurchases are limited under the share repurchase plan as described above.
(2)	Share repurchases were funded through proceeds from the sale of our common stock.
(3)
Includes shares repurchased outside of the share repurchase plan. For purposes of calculating the monthly and quarterly limits under our share repurchase plan, net repurchases as a percentage of aggregate NAV were 0.00%, 0.00% and 0.00% for the months of July
2026, August 2026 and September 2026, respectively, and 0.00% for the calendar quarter ended September 30, 2026.

(4)	All repurchase requests under our share repurchase plan were satisfied during the period.
(5)	Includes 332,530 Class I shares repurchased from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2026.

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

3.9	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022 and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed on April 27, 2026 and incorporated by reference herein)

4.2	Brookfield Share/OP Unit Repurchase Arrangement (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10- Q filed on May 16, 2022 and incorporated herein by reference)

4.3
Amended and Restated Brookfield Share/OP Unit Repurchase Arrangement (filed as Exhibit 4.3 to the Registrant’s
Quarterly Report on Form 10-Q filed on August 12, 2026 and incorporated herein by reference)

10.1*	Sixth Amendment to Uncommitted Unsecured Line of Credit dated October 30, 2026 by and among Brookfield REIT Operating Partnership L.P. and Brookfield US Inc.

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Brookfield Real Estate Income Trust Inc.

November 12, 2026	/s/ Brian W. Kingston
Date	Brian W. Kingston
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

November 12, 2026	/s/ Theodore C. Hanno
Date	Theodore C. Hanno
Chief Financial Officer
(Principal Financial and Accounting Officer)